Form 10-K
period 1993-12-31
FRUIT OF THE LOOM INC /DE/
filed 1994-03-21
CIK 771298

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-K


      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1993

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-8941

                     FRUIT OF THE LOOM, INC.
      (Exact name of registrant as specified in its charter)

          DELAWARE                              36-3361804
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

                        5000 Sears Tower,
                     233 South Wacker Drive,
                     Chicago, Illinois 60606
   (Address of principal executive offices, including Zip Code)

    Registrant's telephone number, including area code:
                        (312) 876-1724

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       Name of each exchange
     Title of each class               on which registered

Class A Common Stock, $.01 par value   New York Stock Exchange
7% Debentures Due 2011                 American Stock Exchange

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's
knowledge,   in  definitive  proxy   statements  incorporated  by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                  No

   As of March 10, 1994, there were outstanding 69,108,749 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 6,690,976 shares of the Registrant's Class B Common Stock, par value $.01 per share. The aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates at March 10, 1994 was approximately $2,017,000,000.

               Documents Incorporated by Reference

   Part III incorporates by reference information from the proxy statement for the Annual Meeting of Stockholders to be held on May 17, 1994.

                     FRUIT OF THE LOOM, INC.
                   1993 FORM 10-K ANNUAL REPORT


                        TABLE OF CONTENTS


                                                             Page
                              PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .  4

Item 2.   Properties  . . . . . . . . . . . . . . . . . . .   14

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . .   16

Item 4.   Submission of Matters to a Vote of
             Security Holders (None)  . . . . . . . . . . .   20

                             PART II

Item 5.   Market for Registrant's Common Equity and
             Related Stockholder Matters  . . . . . . . . .   20

Item 6.   Selected Financial Data . . . . . . . . . . . . . . 22

Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . 24

Item 8.   Financial Statements and Supplementary
             Data . . . . . . . . . . . . . . . . . . . . . . 33

Item 9.   Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure (None)  . . . . . . . . . . . . . . . 82

                             PART III

Item 10.  Directors and Executive Officers of the
             Registrant . . . . . . . . . . . . . . . . . . . 82

Item 11.  Executive Compensation  . . . . . . . . . . . . . . 85

Item 12.  Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . 85

Item 13.  Certain Relationships and Related
             Transactions . . . . . . . . . . . . . . . . . . 85

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K  . . . . . . . . . . . . 89

                              PART I



ITEM 1.   BUSINESS

     Fruit  of the  Loom,  Inc.  ("Fruit  of  the  Loom"  or  the
"Company") is a leading international basic apparel company, emphasizing branded products for consumers ranging from infants to senior citizens. It is the largest domestic producer of underwear and of activewear for the imprinted market, selling products principally under the FRUIT OF THE LOOM , BVD , SCREEN STARS , BEST , MUNSINGWEAR and WILSON brand names. The Company sells licensed sports apparel for major American sports leagues, professional players and many American colleges and universities under the SALEM , SALEM SPORTSWEAR AND OFFICIAL FAN brand names. The Company manufactures and markets men's and boys' basic and fashion underwear, activewear, casualwear, licensed sports apparel, women's and girls' underwear, infants' and toddlers' apparel and family socks. Activewear consists primarily of screen print T-shirts and fleecewear and also includes casualwear (principally a broad range of lightweight knit tops and fleece styles sold directly to retailers) and licensed sports apparel. The Company is a fully integrated manufacturer, performing its own spinning, knitting, cloth finishing, cutting, sewing and packaging. Management believes that the Company is the low cost producer in the markets it serves. Management considers the Company's primary strengths to be its excellent brand recognition, low cost production, strong relationships with mass merchandisers and discount chains and its ability to effectively service its customer base.

     The Company manufactures and markets underwear and activewear (which both include T-shirts) as part of the basic retail product. Management believes that consumer awareness of the value and excellent quality at competitive prices of FRUIT OF THE LOOM brand products will benefit the Company in the current retail marketplace where consumers are more value conscious.

     During the last five calendar years, the Company has been the market leader in men's and boys' underwear, with an annual market share ranging from approximately 39% to 41%. In 1993, the Company's share in the men's and boys' underwear market was approximately 40% compared to an approximate 31% share for its closest competitor.

     The Company offers a broad array of men's and boys' underwear, including: briefs, boxer shorts, T-shirts and A-shirts, colored and "high fashion" (as well as RIBBED WHITES ) underwear. It sells all-cotton and cotton-blend underwear under the FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are priced higher than those sold under the FRUIT OF THE LOOM brand name and are generally designed to appeal to a more premium market. The Company also manufactures and markets boys' decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS brand name. The Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR and KANGAROO trademarks as well as certain activewear bearing the MUNSINGWEAR trademark in the United States and certain foreign markets.

     Management believes the Company is the largest of the approximately 70 domestic activewear manufacturers that supply screen printers and that it has a market share of approximately 34% of the screen print T-shirt market. The Company produces and sells blank shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM and BEST labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screen printers and specialty retailers, who generally apply a screen print prior to sale at retail. Product quality, delivery responsiveness and price are important factors in the sale of activewear. Management believes that the Company's recent capacity additions and its low cost position afford it a competitive advantage in this market.

     The Company markets casualwear under the FRUIT OF THE LOOM, BVD and MUNSINGWEAR brands. There are separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories. A national marketing program includes national advertising and local cooperative advertising, promotions and in-store merchandising. The casualwear market is fragmented and has no dominant brands.

     The continued expansion of the FRUIT OF THE LOOM casualwear line including the introduction in 1993 of twenty new styles with more fashion treatments, color selections and heavier fabric combined with sixty-three new styles for 1994 which emphasize casualwear tailored specifically for ladies and girls will, management believes, contribute significantly to casualwear sales growth.

     In February 1993, the Company and Wilson Sporting Goods Company announced an exclusive licensing agreement for the Company to manufacture and market a complete line of sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear featuring the WILSON brand in the United States and Mexico. The Company began shipping WILSON brand activewear products in January of 1994.

     In November 1993, the Company acquired Salem Sportswear Corporation (the "Salem Acquisition"), a Delaware corporation ("Salem") for approximately $157,600,000, including approximately $23,000,000 of Salem debt which was repaid by the Company. Salem is a leading domestic designer, manufacturer and marketer of sports apparel under licenses granted by the National Basketball Association, Major League Baseball, the National Football League, the National Hockey League, professional players, many American colleges and universities and the World Cup '94. Salem sells a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and light outerwear. For the fiscal year ended August 31, 1992 Salem Sportswear had sales of approximately $119,800,000.

     In January 1994, the Company acquired Artex Manufacturing Co., Inc. ("Artex") for approximately $44,500,000, or approximately book value, (the "Artex Acquisition"). Artex operates as Jostens Sportswear and manufactures and sells a wide variety of decorated sportswear primarily to retail stores and college bookstores under the JOSTENS label and to mass merchants under the ARTEX label. Jostens Sportswear pioneered the dual license concept of combining cartoon characters with major professional sports leagues and is currently one of only three companies to have dual license agreements. Jostens Sportswear has licenses from all the major professional sports leagues as well as from The Walt Disney Company, United Feature Syndicate for PEANUTS and Warner Bros. for Looney Tunes . For the fiscal year ended June 30, 1993 Jostens Sportswear had sales of approximately $76,000,000.

     In March 1994, the Company entered into a contract to purchase certain assets of the Gitano Group, Inc. ("Gitano") for approximately $100,000,000. Gitano designs, manufactures, arranges for the manufacture of, distributes and sells women's, men's and children's jeanswear, sportswear and other apparel. Gitano also provides marketing services and licenses the production and sale of a variety of accessories and other products bearing the Gitano name.

     The Company produces women's briefs, high thigh briefs and bikinis and girls' briefs, in white and colors, under the FRUIT OF THE LOOM brand name. The Company introduced its women's and girls' lines in 1984 using the branded, packaged product strategy that it had successfully employed in the men's and boys' market. The Company's products are packaged, typically three to a pack, making them convenient for the merchant to handle and display. During the last five calendar years, in the highly fragmented women's and girls' underwear market, the Company was one of the branded market leaders with a market share ranging from approximately 11% to 17%. In 1993, the Company's share in the women's and girls' underwear market was approximately 14%, compared to a market share of 24% for the largest competing brand.

     The  Company has  a  licensing agreement  with Warnaco  Inc.
whereby  Warnaco   Inc.  manufactures  and  sells   bras,  slips,
camisoles,  tap pants and other  products under the  FRUIT OF THE
LOOM brand name in North America.

     The Company entered the family sock market in mid-1986 through acquisitions and management believes the Company is now one of the two largest domestic manufacturers and that no manufacturer has more than a 12% market share. Sales of FRUIT OF THE LOOM branded socks in 1993 were 40.8% higher than in 1992.

Marketing and Distribution

     The Company sells its products to over 21,000 customers, including all major discount and mass merchandisers, wholesale clubs and screen printers. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company's products are sold by a nationally organized direct sales force of full-time employees. Underwear, activewear and hosiery are shipped from the Company's fourteen primary distribution centers to over 82,000 customer locations.

     Management believes that one of the Company's primary strengths is its excellent relationships with mass merchandisers and discount chains. These retailers accounted for approximately 62% of the men's and boys' underwear and approximately 59% of the women's and girls' underwear sold in the United States in 1993, up from approximately 56% and 52%, respectively, in 1989. The

Company supplied approximately 53% of the men's and boys' underwear and approximately 20% of the women's and girls' underwear sold by discount and mass merchandisers in the United
States in 1993.

     Sales to one customer amounted to approximately 13.4%, 11.8% and 9.6% of consolidated net sales in 1993, 1992 and 1991, respectively. Additionally, sales to a second customer amounted to approximately 12.3%, 10.2% and 8.8% of consolidated net sales in 1993, 1992 and 1991, respectively. Management does not feel the loss of any one customer would adversely affect its business as a large percentage of these sales would shift to other outlets due to the high degree of brand awareness and consumer loyalty to the Company's products. The Company's business is seasonal to the extent that approximately 55% of annual sales occur in the second and third quarters. Sales are generally the lowest in the first quarter.

International Operations

     The Company sells activewear through its foreign operations, principally in the United Kingdom, continental Europe and Canada. The Company's approach has been to establish production in foreign markets by both acquiring existing manufacturing facilities and building new plants in order to decrease the impact of foreign currency fluctuations on international sales and to better serve these markets. The Company has established manufacturing plants in Canada, the Republic of Ireland, Northern Ireland (United Kingdom), Mexico and Honduras as a means of accomplishing these objectives. Since 1989, the Company's international sales of activewear have almost tripled. Sales from international operations during 1993 were $249,800,000, substantially all of which were generated from products manufactured at the Company's foreign facilities. These international sales accounted for approximately 13.3% of the
Company's net sales in 1993. Management believes international sales will continue to be a source of growth for the Company, particularly on the European continent. This growth will depend on continued demand for the Company's products in diverse international marketplaces. See "Business Segment and Major Customer Information" in the Notes to Consolidated Financial Statements.

Manufacturing

     Principal manufacturing operations consist of spinning, knitting, cloth finishing, cutting, sewing and packaging. The Company's licensed sportswear is generally produced by applying decorative images, most often by screen printing or embroidery, to blank garments. The Company knits yarn into fabric using a multiple-knitting technique that produces long tubes of fabric corresponding in weight and diameter to various sizes and styles required to make underwear and activewear. All of the Company's products are either bleached to remove the ecru color of natural cotton or dyed for colored products. To achieve certain colors, the fabric must be bleached and dyed.

     Computer controlled die cutting is used in all areas where management believes it is more efficient. Fabric is distributed to employees operating individual sewing machines. To increase efficiency, each employee specializes in a particular function, such as sewing waistbands on briefs. Quality checkpoints occur at many intervals in the manufacturing process, and each garment is inspected prior to packaging.

Competition

     All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. Certain of the Company's domestic competitors utilize foreign manufacturing facilities to supply product to the domestic markets. The Company's vertically integrated manufacturing structure allows it to produce high quality products at costs which management believes are generally lower than those of its competitors. Management also believes the Company's ability to deliver its products rapidly gives it a significant competitive advantage. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure. Where appropriate, the Company uses contract manufacturing to further minimize its costs. Such contract manufacturing accounted for less than 5% of the Company's total production in 1993.

Licensing and Trademarks

     The Company owns the FRUIT OF THE LOOM, BVD, SCREEN STARS, BEST and certain other trademarks, which are registered in the United States and in many foreign countries. These trademarks are used on men's, women's and children's underwear and activewear marketed by the Company.

     The Company licenses properties from different companies for its decorated underwear products. Among the characters licensed are: THE LITTLE MERMAID , BEAUTY AND THE BEAST , 101 DALMATIANS , DINOSAURS , BARNEY THE DINOSAUR and BATMAN RETURNS . The Company also licenses the MUNSINGWEAR and KANGAROO trademarks for use on its men's and boys' underwear and certain activewear. The Company has a license to use the WILSON brand on its sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

     In addition, the Company owns the SALEM, SALEM SPORTSWEAR, OFFICIAL FAN, BABY SALEM and ARTEX trademarks. The Company licenses properties, including team insignia, images of professional athletes and college logos, from the National
Basketball Association, Major League Baseball, the National Football League, the National Hockey League, professional players' associations and certain individual players, many American colleges and universities and the World Cup '94. These owned and licensed trademarks are used on sports apparel, principally T-shirts, shorts, sweatshirts and jerseys, marketed by the Company.

Imports

     In 1993, imports accounted for approximately 19.6% (39.3% including Section 9802) of the men's and boys' underwear market and approximately 33.8% (74.1% including Section 9802) of the women's and girls' underwear market. For activewear, imports accounted for approximately 35% of the market in 1992, which is the latest period for which information is available.

     Management does not believe that direct imports presently pose a significant threat to any of its businesses. United States tariffs along with quotas, implemented under an international  agreement  known  as the  Multifiber  Arrangements
(MFA), limit the growth of imports and increase the cost of imported apparel. The MFA quota system will be phased out over ten years, beginning in 1995, if the Uruguay Round/GATT agreement is adopted by the United States Congress. Management is studying the impact of the MFA phase out on each aspect of the Company's United States manufacturing process.

     Management does not believe that the elimination of quotas and tariffs with Mexico under the North American Free Trade Agreement (NAFTA) will adversely effect the Company. To the contrary, the elimination of Mexican tariffs on the Company's United States manufactured products will enhance its sales in that market. Imports from Mexico are expected to rise more rapidly under NAFTA. However, the strict rule of origin, which generally requires apparel to be made from North American spun yarn, and North American Knit or woven fabric, should prevent Mexico from becoming an export platform for low-wage manufacturers from outside the region.

ITEM 1.   BUSINESS - (Concluded)

Imports - (Concluded)

     Likewise, imports from the Caribbean and Central American nations likely will continue to rise more rapidly than imports from other parts of the world. This is because Section 9802 (previously Section 807) of the United States tariff schedule grants preferential quotas when made and cut fabrics are used, and duty is paid only on the value added outside the United States. United States apparel and textile manufacturers will continue to use Section 9802 to compete with direct imports.

Employees

     The   Company   employs   approximately    35,000   persons.
Approximately   2,700   employees  are   covered   by  collective
bargaining agreements.

Miscellaneous

     Materials and Supplies. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester. The Company periodically enters into futures contracts as hedges for its purchases of cotton for inventory.

     Other. The Company was incorporated under the laws of the state of Delaware in 1985. The principal executive offices of the Company are located at 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois 60606, telephone (312)876-1724. As used in this Annual Report on Form 10-K, the term "the Company" refers to Fruit of the Loom, Inc. and its subsidiaries, together with its predecessor, Northwest Industries, Inc. ("Northwest"), unless otherwise stated or indicated by the context. Market share data contained herein are for domestic markets and are based upon information supplied to the company by the National Purchase Diary, which management believes to be reliable.

ITEM 2.  PROPERTIES

     The Company has properties and facilities aggregating approximately 17,000,000 square feet of usable space, of which approximately 7,000,000 square feet of facilities are under leases expiring through 2013. Management believes that the Company's facilities and equipment are in good condition and that the Company's properties, facilities and equipment are adequate for its current operations. The Company has invested approximately $1.1 billion in capacity expansion and plant modernization programs during the past eight calendar years. Capital spending, primarily to enhance distribution capabilities, is expected to approximate $150,000,000 to $175,000,000 in 1994.
Management believes that these prior investments, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and remain a low cost producer in the next several years.

     Set forth below is a summary of the principal facilities owned or leased by the Company:

                                                        No. of                    Square Feet
         Primary Use                                   Locations            Owned              Leased

         Manufacturing  . . . . . . . . . . . . .          49              6,850,000            2,579,000
         Warehouse and distribution . . . . . . .          52              3,056,000            4,021,000
         Sales and administration . . . . . . . .          28                 53,000              418,000

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation") in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company's retained liability reserves at December 31, 1993 related to discontinued operations, consisting primarily of certain environmental reserves of approximately $46,200,000 reflect management's belief that the Company will recover at least $28,600,000 from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs. The Company's retained liability reserves related to discontinued operations principally pertain to ten specifically identified environmental sites. Four sites individually represent more than 10% of the net reserve and in the aggregate represent approximately 67% of the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites. Management currently estimates actual payments before recoveries to range from approximately $8,500,000 to $17,700,000 annually between 1994 and 1997 and $22,000,000 in total subsequent to 1997. Only the long-term monitoring costs of approximately $7,500,000, primarily scheduled to be paid in 1998 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid over approximately the next 20 years, is approximately $19,500,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with the recently issued Staff Accounting Bulletin 92.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1994 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly owned subsidiary, Universal Manufacturing Corporation ("Universal"), to MagneTek, Inc., ("MagneTek"). At the time of the sale there was a suit pending against Universal and Northwest by L.M.P. Corporation ("LMP"). The suit (the "LMP Litigation") alleged that Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. Two additional plaintiffs, Stevens Luminoptics Partnership and Calmont Technologies Inc., joined the litigation in 1986. In December 1989 and January 1990, a jury returned certain verdicts against Universal and also returned verdicts in favor of Northwest and on certain issues in favor of Universal. A judgment totalling $25,800,000, of which $7,500,000 represented punitive damages, reflecting these verdicts was entered by the Alameda County, California Superior Court in January 1990 against Universal.

     In April 1992, the California Court of Appeals reversed the $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case has been remanded to the trial court where it is schedule to be retried beginning in March 1994.

     In March 1988, a class action suit entitled Endo et al. v. Albertine, et al. was filed in the United States District Court for the Northern District of Illinois (the "District Court") against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current and former independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleges, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and seeks unspecified damages.

     Motions to dismiss the complaint were filed by all defendants. In December 1990, a magistrate judge recommended that the District Court dismiss all of the plaintiffs' claims with prejudice. On January 29, 1993, the District Court adopted in part and rejected in part the magistrate judge's recommendation for dismissal of the complaint. As a result, the litigation will continue as to various remaining counts of the complaint. Both the defendants and the plaintiffs recently filed motions for summary judgment. It is uncertain as to when rulings on these motions will be issued. Management and the Board of Directors believe that this suit is without merit and intend to continue to defend themselves vigorously in this litigation.

     On December 23, 1993, James J. Locke, as Trustee of Locke Family Trust, and I. Jack Saline filed a lawsuit against the Company and certain of its then officers and directors, including William Farley and John B. Holland in the District Court. The lawsuit was then amended to add additional plaintiffs. The lawsuit was filed as a class action, but the issue of class certification has not yet been addressed by the parties or the court. The plaintiffs claim that all of the defendants engaged in conduct violating Section 10b of the Securities Exchange Act of 1934, as amended (the "Act"), and that Mr. Farley and Mr. Holland also violated Section 20a of the Act. According to the plaintiffs, beginning before June 1992 and continuing through early June 1993, the Company, with the knowledge and assistance of the individual defendants, issued positive public statements about its expected sales increases and growth through 1993 and afterwards. They also allege that beginning in approximately mid-1992 and continuing afterwards, the Company's business was not as strong and its growth prospects were not as certain as represented. The plaintiffs further allege that during the end of  1992  and  beginning  of  1993,  certain  of  the  individual defendants traded the stock of the Company while in the possession of material, non-public information. The plaintiffs ask for unspecified amounts as compensatory damages, pre-judgment and post-judgment interest, attorneys' fees, expert witness fees and costs and ask the District Court to impose a constructive trust on the proceeds of the individual defendants' trades to satisfy any potential judgment. Although the lawsuit is at a preliminary stage, the Company believes that this suit is without merit and intends to defend itself vigorously in this litigation.

ITEM 3.  LEGAL PROCEEDINGS - (Concluded)

     Management   believes,   based   on  information   currently
available, that the ultimate resolution of the aforementioned litigation will not have a material adverse effect on the financial condition or operations of the Company.

     In March 1992, the Company received a refund of approximately $60,000,000 relating to Federal income taxes plus interest paid by Northwest. However, in September 1992, the Internal Revenue Service (the "IRS") issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would have accrued from the date the IRS asserted the tax was due until payment, presently a period of about 24 years. Based on discussions with tax counsel, the Company believes that the asserted legal basis for the IRS's position in this matter is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                             PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

     William Farley, an executive officer and director of the Company, holds 100% of the common stock of Farley Inc. ("FI"). William Farley and FI together own all of the Class B Common Stock of the Company outstanding. See "Consolidated Statement of Common Stockholders' Equity" in the Notes to Consolidated Financial Statements. William Farley also owns 318,000 shares of the Class A Common Stock of the Company. As of March 10, 1994, there were 2,798 holders of record of the Class A Common Stock of the Company.

Common Stock Prices and Dividends Paid

     The Company's Class A Common Stock is listed on the New York Stock Exchange. Prior to December 3, 1993, the Company's Class A Common Stock was listed on the American Stock Exchange. The following table sets forth the high and low market prices of the Class A Common Stock for 1993 and 1992:

                                                                    Market Prices
                                                          1993                      1992
                                                    High          Low        High           Low
             1st Quarter  . . . . . . . . .       $  49-1/4    $  40       $  37-1/2      $  26-5/8
             2nd Quarter  . . . . . . . . .          43-1/2       29-3/4      38-5/8         29-3/8
             3rd Quarter  . . . . . . . . .          34           27-3/4      44-1/2         31-3/4
             4th Quarter  . . . . . . . . .          38-1/8       22-7/8      49-5/8         41-1/2

     No  dividends were  declared on  the Company's  common stock issues during 1993 or 1992. The Company does not currently anticipate paying any dividends in 1994. For restrictions on the present or future ability to pay dividends, see "Long-Term Debt" in the Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA
          (In Millions, Except Per Share Data)

                                                                       Year Ended December 31,
                                              1993            1992              1991             1990          1989
Earnings Statement Data<F1>:
Net sales . . . . . . . . . . . . . . .    $  1,884.4     $  1,855.1         $  1,628.1      $  1,426.8   $ 1,320.9
Gross earnings  . . . . . . . . . . . .         647.4          660.3              525.6           506.6       439.1
Operating earnings  . . . . . . . . . .         381.5          409.9              319.3           300.3       264.4
Interest expense  . . . . . . . . . . .          72.7           82.1              114.9           129.4       124.4
Earnings before income tax expense,
  extraordinary items and cumulative
  effect of change in accounting principle      367.1          319.9              201.0           148.6       130.5
Earnings before extraordinary items
  and cumulative effect of change
  in accounting principle   . . . . . .         212.8<F2>      188.5              111.0<F3>        77.1<F4>    72.0<F5>
Earnings per common share before
  extraordinary items and cumulative
  effect of change in accounting principle:
  Primary   . . . . . . . . . . . . . .           2.80<F2>       2.48               1.60<F3>        1.25<F4>    1.17<F5>
  Fully diluted   . . . . . . . . . . .           2.80<F2>       2.48               1.55<F3>        1.18<F4>    1.11<F5>

Average common shares outstanding
  Primary   . . . . . . . . . . . . . .          76.0           76.0               69.4<F6><F7>    61.9        61.8
  Fully diluted   . . . . . . . . . . .          76.0           76.0               72.8<F6>        67.3        67.3

                                                                       Year Ended December 31,
                                              1993            1992              1991              1990          1989
Balance Sheet Data:
Total assets  . . . . . . . . . . . . .    $  2,734.0      $ 2,281.9          $ 2,114.9       $ 2,151.2   $ 1,878.1
Long-term debt  . . . . . . . . . . . .       1,194.0          756.3              811.2<F6><F7> 1,014.4       988.1
Deferred and noncurrent income taxes  .          51.0           49.1              167.4           156.3       130.8
Other noncurrent liabilities  . . . . .         191.5          187.9               77.3            67.5        82.5
Common stockholders' equity . . . . . .       1,047.0          855.0              688.7<F6><F7>   417.9       326.5


<F1> This information should be read in conjunction with "ITEM 7.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.
<F2> Includes a  pretax gain of  $67.3 ($.55 per share  on both a
     primary  and   fully  diluted  basis)  from   the  Company's
     investment  in  Acme  Boot   Company,  Inc.  ("Acme  Boot").
     Excluding this gain, earnings per share were $2.25 on both a primary and fully diluted basis.
<F3> Includes the  effect of  a court ordered  refund of  Federal income taxes of $10.5, plus interest of $49.4, ($.57 per share on both a primary and fully diluted basis), a pretax charge of $10.2 ($.12 per share on both a primary and fully diluted basis) for certain obligations and other matters related to former subsidiaries and a pretax charge of $39.2 ($.45 per share on both a primary and fully diluted basis) to write down the Company's investment in Acme Boot to its then market value.
<F4> Includes a pretax charge  of $16.3 ($.17 and $.16  per share on a primary and fully diluted basis, respectively) for certain obligations and other matters related to former
     subsidiaries.   Excluding  this charge,  earnings per  share
     were $1.42 and $1.34  on a primary and fully  diluted basis, respectively.
<F5> Includes a pretax charge of $8.5 ($.09 and $.08 per share on a primary and fully diluted basis, respectively) for certain
     obligations   and   other   matters   related    to   former
     subsidiaries.   Excluding this  charge,  earnings per  share
     were  $1.26 and $1.19 on a  primary and fully diluted basis, respectively.
<F6> In May 1991, the Company completed the underwritten  primary offering  of 7.5  shares of  its Class  A Common  Stock (the
     "Stock  Offering").    The  Company  used  the  proceeds  of
     approximately $101.5 from the Stock Offering to reduce borrowings under its domestic bank agreements.
<F7> In July 1991, the Company  called for redemption all of  its
     6-3/4% Convertible Subordinated Debentures due March 1,  2002
     (the  "Debentures") totaling  $59.9.   The  Debentures  were
     converted  into Class  A Common  Stock of  the Company  at a
     conversion  price of  $11.25 per  share.   Approximately 5.3
     shares were issued in the conversion (the "Conversion").


ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the
Company:

                                                                    Year Ended December 31,
                                                           1993               1992              1991

Net sales . . . . . . . . . . . . . . . . . . . .       $   1,884.4        $  1,855.1       $   1,628.1

Gross earnings  . . . . . . . . . . . . . . . . .       $     647.4        $    660.3       $     525.6
Gross margin  . . . . . . . . . . . . . . . . . .              34.4%             35.6%             32.3%

Operating earnings  . . . . . . . . . . . . . . .       $     381.5        $    409.9       $     319.3
Operating margin  . . . . . . . . . . . . . . . .              20.2%             22.1%             19.6%



Operations

1993 Compared to 1992

   Net sales increased 1.6% in 1993 from 1992. The increased net sales for 1993 as compared to 1992 are due to volume increases in casualwear, international activewear and underwear combined with
price   increases  (principally   for  domestic   activewear  and
casualwear).    These  increases  more than  offset  the  adverse
effects of volume declines in domestic activewear, unfavorable foreign currency exchange rate comparisons on international sales between the two periods and increased sales of promotional and closeout merchandise in 1993. In the international operations, the Company's approach has been to establish production in
foreign   markets  by   both  acquiring   existing  manufacturing
facilities and building new plants in order to better serve these
markets.   Management  believes  international  unit  sales  will
continue to be a  source of growth for the  Company, particularly
on the European continent.   However, any such growth  is subject
to the risk that the Company's products in diverse international marketplaces will not be widely accepted.

   Gross earnings decreased 2.0% in 1993 as compared to 1992. The gross margin was 34.4% in 1993 as compared to 35.6% in 1992. The decrease in gross earnings in 1993 is due primarily to the unfavorable effects of operating certain plants on reduced production schedules in response to lower than expected consumer demand, inventory valuation adjustments and unfavorable changes in product mix due to promotions and closeouts. These decreases more than offset the favorable effects of the sales price and volume increases discussed above and lower raw material costs.

   Operating earnings decreased 6.9% compared to 1992 and the operating margin decreased 1.9 percentage points to 20.2% in

1993. The decreases are due to lower gross earnings and gross margin as well as higher selling, general and administrative expenses. Selling, general and administrative expenses increased to 12.7% of net sales in 1993 compared to 12.1% in the prior year. The spending increase is primarily attributable to increased selling expenses resulting from increased royalty payments and increased shipping expenses. The shipping expense increase results from a shift in product mix to more casualwear and an increased number of shipments as customer order patterns have changed to include an increased number of smaller quantity shipments.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operations - (Continued)

1993 Compared to 1992 - (Continued)

     Interest expense for 1993 decreased 11.4% from 1992. Lower interest expense is principally attributable to the effect of lower interest rates on the Company's debt instruments which more than offset the effects of higher average debt levels during
1993.   The  lower  interest rates  are  principally due  to  the
Company's   refinancing  of  its  10-3/4%  Notes  (as  hereinafter
defined) with a 7-7/8% senior note issue in  the fourth quarter of
1992.   In addition, lower average prime and LIBOR interest rates
on the Company's variable rate debt instruments in 1993 as compared to 1992 contributed to the lower average interest rates.

     In 1993 the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of $67,300,000 related to the investment in Acme Boot upon the receipt of the above mentioned proceeds. See "Related Party Transactions" in the Notes to Consolidated Financial Statements.

     The effective income tax rate before extraordinary items and cumulative effect of change in accounting for 1993 and 1992 differed from the Federal statutory rate of 35% and 34%, respectively, primarily due to the impact of goodwill amortization, which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

     In 1993 the Company recorded an extraordinary charge of $8,700,000 ($.11 per share) in connection with the refinancing of its bank credit agreements and the redemption of its 12-3/8% Senior Subordinated Debentures due 2003 (the "12-3/8% Notes"). The extraordinary charge consists principally of the non-cash write-off of the related unamortized debt expense on the bank credit agreements, the 12-3/8% Notes and other debt issues and the premiums paid in connection with the early redemption of the 12-3/8% Notes, both net of income tax benefits.

     In 1992, the Company redeemed all of its $280,000,000 principal amount of 10-3/4% Senior Subordinated Notes due July 15, 1995 (the "10-3/4% Notes"). The Company recorded an extraordinary charge of approximately $9,900,000 ($.13 per share) in connection with the redemption of the 10-3/4% Notes, which consisted principally of the premiums paid in connection with the early redemption of the 10-3/4% Notes and the non-cash write-off of the related unamortized debt expense, both net of income tax benefits.

     In the first quarter of 1993, the Company recorded the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("Statement No. 109") resulting in a $3,400,000 ($.04 per share) benefit.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operations - (Continued)

1993 Compared to 1992 - (Concluded)

     Earnings per share before extraordinary items and cumulative effect of change in accounting principle were $2.80 for 1993 compared to $2.48 for 1992, a 12.9% increase. Net earnings per share in 1993 were $2.73 and include an $.11 extraordinary charge related to the early retirement of debt and a $.04 benefit related to the cumulative effect of a change in accounting for income taxes. Included in earnings per share before extraordinary items and cumulative effect of change in accounting principle and net earnings per share in 1993 is the effect of a gain related to the Company's investment in Acme Boot of $.55 per share.

     Management believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

1992 Compared to 1991

     Net sales increased 13.9% in 1992 from 1991 primarily due to higher unit shipments and price increases in both activewear and underwear. The sales growth was driven by aggressive marketing campaigns for underwear products, expanded distribution for activewear (particularly in casualwear and in Europe) and continued new product introductions in activewear.

     Gross earnings increased 25.6% in 1992 compared to 1991. The gross margin was 35.6% in 1992 compared to 32.3% in 1991. Price increases (principally effected in the first quarter of
1992), manufacturing efficiencies (due to higher plant utilization), lower raw material costs and the continuing shift within the activewear line to higher margin products favorably impacted the gross earnings and gross margin in 1992.

     Operating earnings increased 28.4% compared to 1991 and the operating margin increased 2.5 percentage points to 22.1% in 1992. The increase is due to the higher gross earnings and gross margin and was slightly offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased to 12.1% of net sales in 1992 compared to 11.1% the prior year. The increase is primarily attributable to higher advertising costs and increased selling and shipping costs attributable to higher unit volume.

     Interest expense for 1992 decreased 28.5% from 1991. Lower interest expense is principally attributable to the effect of lower interest rates on the Company's variable rate debt instruments due to lower average prime and LIBOR interest rates in 1992 compared to 1991. Interest expense has also been reduced by lower debt levels in 1992 compared to 1991. Debt levels have been reduced from their 1991 levels as a result of the strong operating cash flows of the Company, the use of proceeds from the Stock Offering to repay a portion of the Company's bank debt and the Conversion.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operations - (Concluded)

1992 Compared to 1991 - (Concluded)

     The effective income tax rate on earnings before extraordinary items and cumulative effect of change in accounting principle for 1992 and 1991 differed from the Federal statutory rate of 34% primarily due to the impact of goodwill amortization, which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes. The tax rate in 1991 was also reduced by the effect of the Federal tax refund from prior years and was increased for the nondeductible portions of the special charges and writedowns discussed below.

     Earnings before extraordinary items and cumulative effect of change in accounting principle per share on both a primary and fully diluted basis were $2.48 for 1992 compared to $1.60 and $1.55, respectively, for 1991. The increased net earnings in 1992 were partially offset by the dilutive effect on earnings per share in 1992 of the greater average number of shares outstanding after the Stock Offering and, for primary earnings per share, the dilutive effect of the Conversion. See "Statement of Common Stockholders' Equity" in the Notes to Consolidated Financial Statements. Included in net earnings per share in 1991 are the effect of a court ordered refund of Federal income taxes (plus interest) of $.57 per share, special charges related to former subsidiaries of $.12 per share and a write down of the Company's investment in Acme Boot to its then market value, resulting in a charge to earnings of $.45 per share.

Liquidity and Capital Resources

     Funds generated from the Company's operations are the major internal source of liquidity and are supplemented by funds derived from capital markets including its bank facilities. The Company has available for the funding of its operations an $800,000,000 revolving demand line of credit. As of March 10, 1994 approximately $299,700,000 was available and unused under this facility.

     During 1993, approximately $262,500,000 was spent on capital
additions.   Capital spending,  primarily to enhance distribution
capabilities, is anticipated to approximate $150,000,000 to $175,000,000 in 1994.

     In December 1993, the Company completed the issuance of $150,000,000 of notes due 2003 and $150,000,000 of debentures due 2023 (collectively, the "Offering"). The net proceeds of the Offering of approximately $294,000,000 were used to repay amounts outstanding under the New Credit Agreement (hereinafter defined) and will be available for general corporate purposes, which may include acquisitions.

     In November 1993 the Company completed the Salem Acquisition. The total funds required to acquire Salem, including the repayment of certain debt of Salem and the fees and expenses of the Salem Acquisition, totalled approximately $157,600,000. Such funds were provided from borrowings under the New Credit Agreement. The Company does not have any present agreements or understandings with regard to future acquisitions other than the Artex Acquisition completed in January 1994 and the contract to acquire certain assets of Gitano entered into in March 1994 which are described below.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Concluded)


Liquidity and Capital Resources - (Concluded)

     In January 1994 the Company completed the Artex Acquisition.
The total funds required  to acquire Artex totalled approximately
$44,500,000. Such funds were provided from borrowings under the New Credit Agreement.

     In March 1994 the Company entered into a contract to purchase certain assets of Gitano for approximately $100,000,000.
The total funds required to acquire Gitano will be provided from borrowings under the New Credit Agreement.

     Management  believes   the  funding   available  to  it   is
sufficient   to  meet   anticipated   requirements  for   capital
expenditures, working capital and other needs.

     The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "Long-Term Debt" in the Notes to Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


   Report of Ernst & Young, Independent Auditors  . . . . . .  34

   Consolidated Balance Sheet - December 31, 1993 and 1992  .  35

   Consolidated Statement of Earnings  for Each of the Years
     Ended December 31, 1993, 1992 and 1991   . . . . . . . .  37

   Consolidated  Statement of  Cash  Flows for  Each  of the
     Years Ended December 31, 1993, 1992 and 1991   . . . . .  38

   Notes to Consolidated Financial Statements . . . . . . . .  40

   Supplementary Data (Unaudited) . . . . . . . . . . . . . .  80

   Financial Statement Schedules:

     Schedule V - Property, Plant and Equipment   . . . . . .  91

     Schedule   VI   -   Accumulated   Depreciation   and
        Amortization of Property, Plant and Equipment . . . .  92

     Schedule VIII - Valuation and Qualifying Accounts  . . .  93

     Schedule IX - Short-Term Borrowings  . . . . . . . . . .  94

     Schedule  X   -   Supplementary   Income   Statement
        Information . . . . . . . . . . . . . . . . . . . . .  95






   Note:   All other  schedules are omitted because  they are not
   applicable or not required.

          REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


To the Board of Directors of
  Fruit of the Loom, Inc.

   We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

   As   discussed  in   the  Notes   to  Consolidated   Financial
Statements, the Company changed its method of accounting for income taxes in 1993.
                                                 ERNST & YOUNG

Chicago, Illinois
February 12, 1994

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET

                                                                                                  December 31,
                                                                                            1993                1992
                                        ASSETS                                             (In thousands of dollars)
Current Assets
    Cash and cash equivalents (including restricted cash)   . . . . . . . . . .        $     74,200         $      57,400
    Notes and accounts receivable (less allowance for possible
         losses of $16,100,000 and $14,300,000, respectively) . . . . . . . . .             239,700               233,400
    Inventories
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .             454,500               308,300
         Work in process  . . . . . . . . . . . . . . . . . . . . . . . . . . .              94,000                85,300
         Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . .              25,600                21,400
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              54,700                37,800
             Total current assets . . . . . . . . . . . . . . . . . . . . . . .             942,700               743,600
Property, Plant and Equipment
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,100                 8,200
    Buildings, structures and improvements  . . . . . . . . . . . . . . . . . .             325,200               248,200
    Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .             867,900               673,600
    Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . .              31,700                47,600
                                                                                          1,233,900               977,600
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .             367,900               290,500
             Net property, plant and equipment  . . . . . . . . . . . . . . . .             866,000               687,100
Other Assets
    Goodwill (less accumulated amortization of $207,200,000
         and $181,400,000, respectively)  . . . . . . . . . . . . . . . . . . .             895,300               810,800
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30,000                40,400
             Total other assets . . . . . . . . . . . . . . . . . . . . . . . .             925,300               851,200
                                                                                       $  2,734,000         $   2,281,900
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $         --         $      65,100
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .              34,000               123,100
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .              78,100                80,500
    Accrued payroll and vacation pay  . . . . . . . . . . . . . . . . . . . . .              25,700                26,500
    Accrued pension   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,700                18,600
    Accrued insurance obligations   . . . . . . . . . . . . . . . . . . . . . .              15,500                12,500
    Accrued advertising and promotion   . . . . . . . . . . . . . . . . . . . .              15,400                24,300
    Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,300                11,600
    Other accounts payable and accrued expenses   . . . . . . . . . . . . . . .              48,800                71,400
             Total current liabilities  . . . . . . . . . . . . . . . . . . . .             250,500               433,600
Noncurrent Liabilities
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,194,000               756,300
    Net deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .              51,000                49,100
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             191,500               187,900
             Total noncurrent liabilities . . . . . . . . . . . . . . . . . . .           1,436,500               993,300
Common Stockholders' Equity
    Common stock and capital in excess of par value, $.01 par value;
         authorized, Class A, 200,000,000 shares, Class B,
         30,000,000 shares; issued and outstanding:
         Class A Common Stock, 69,032,919 and 68,843,592
             shares, respectively . . . . . . . . . . . . . . . . . . . . . . .             459,600               454,000
         Class B Common Stock, 6,690,976 and 6,710,128
             shares, respectively . . . . . . . . . . . . . . . . . . . . . . .               4,400                 4,400


    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             620,300               412,800
    Currency translation adjustments  . . . . . . . . . . . . . . . . . . . . .             (37,300)              (16,200)
             Total common stockholders' equity  . . . . . . . . . . . . . . . .           1,047,000               855,000
                                                                                       $  2,734,000         $   2,281,900

                     See accompanying notes.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS

                                                                                   Year Ended December 31,
                                                                            1993            1992               1991
                                                                               (In thousands, except per share data)


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,884,400    $     1,855,100   $     1,628,100
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .            1,237,000          1,194,800         1,102,500
   Gross earnings . . . . . . . . . . . . . . . . . . . . . . .              647,400            660,300           525,600
Selling, general and administrative expenses  . . . . . . . . .              240,100            225,000           181,400
Goodwill amortization . . . . . . . . . . . . . . . . . . . . .               25,800             25,400            24,900
   Operating earnings . . . . . . . . . . . . . . . . . . . . .              381,500            409,900           319,300
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .              (72,700)           (82,100)         (114,900)
Gain on Acme Boot investment  . . . . . . . . . . . . . . . . .               67,300                 --                --
Other expense-net . . . . . . . . . . . . . . . . . . . . . . .               (9,000)            (7,900)           (3,400)
Earnings before income tax expense
       extraordinary items and cumulative effect
       of change in accounting principle  . . . . . . . . . . .              367,100            319,900           201,000
Income tax expense  . . . . . . . . . . . . . . . . . . . . . .              154,300            131,400            90,000
   Earnings before extraordinary items and cumulative
       effect of change in accounting principle . . . . . . . .              212,800            188,500           111,000
   Extraordinary items - loss on early
       retirement of debt and debt redemption . . . . . . . . .               (8,700)            (9,900)               --
   Earnings before cumulative effect of change
       in accounting principle  . . . . . . . . . . . . . . . .              204,100            178,600           111,000
   Cumulative effect of change in accounting
       for income taxes . . . . . . . . . . . . . . . . . . . .                3,400                 --                --
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . .        $     207,500    $       178,600   $       111,000

Earnings per common share:
   Primary:
       Earnings before extraordinary items and cumulative
           effect of change in accounting principle   . . . . .        $        2.80    $          2.48   $          1.60
       Extraordinary items  . . . . . . . . . . . . . . . . . .                 (.11)              (.13)               --
       Cumulative effect of change in accounting for
           income taxes   . . . . . . . . . . . . . . . . . . .                  .04                 --                --
       Net earnings per common share  . . . . . . . . . . . . .        $        2.73    $          2.35   $          1.60
       Average common shares outstanding  . . . . . . . . . . .               76,000             76,000            69,400

   Fully diluted:
       Earnings before extraordinary items and cumulative
           effect of change in accounting principle   . . . . .        $        2.80    $          2.48   $          1.55
       Extraordinary items  . . . . . . . . . . . . . . . . . .                 (.11)              (.13)               --
       Cumulative effect of change in
           accounting for income taxes  . . . . . . . . . . . .                  .04                 --                --
       Net earnings per common share  . . . . . . . . . . . . .        $        2.73    $          2.35   $          1.55
       Average common shares outstanding  . . . . . . . . . . .               76,000             76,000            72,800


                     See accompanying notes.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                1993           1992              1991
                                                                                        (In thousands of dollars)
Cash Flows from Operating Activities
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .           $  207,500       $  178,600       $  111,000
    Adjustments to reconcile to net cash provided
         by operating activities:
         Extraordinary items  . . . . . . . . . . . . . . . . . .                8,700            9,900               --
         Cumulative effect of change in accounting
            for income taxes  . . . . . . . . . . . . . . . . . .               (3,400)              --               --
         Depreciation and amortization  . . . . . . . . . . . . .              121,600          107,500           99,500
         Deferred income taxes  . . . . . . . . . . . . . . . . .               30,200           (9,200)          19,400
         Gain on Acme Boot investment . . . . . . . . . . . . . .              (67,300)              --               --
         Writedown of investment in Acme Boot . . . . . . . . . .                   --               --           39,200
         Decrease (increase) in notes and accounts receivable . .               14,200          (35,100)         (58,500)
         Decrease (increase) in income taxes and interest
           receivable . . . . . . . . . . . . . . . . . . . . . .                   --           59,900          (59,900)
         (Increase) decrease in inventories . . . . . . . . . . .             (130,700)         (83,100)          75,600
         (Decrease) increase in trade accounts payable  . . . . .               (6,000)          31,100           20,700
         Other working capital changes. . . . . . . . . . . . . .              (29,700)         (38,600)         (36,300)
         Net payments on retained liabilities
           related to former subsidiaries . . . . . . . . . . . .              (38,600)         (30,500)          (8,200)
         Other-net  . . . . . . . . . . . . . . . . . . . . . . .              (16,700)         (20,200)          15,200
           Net cash provided by operating activities  . . . . . .               89,800          247,500          217,700

Cash Flows from Investing Activities
    Capital expenditures  . . . . . . . . . . . . . . . . . . . .             (262,500)        (188,900)         (74,300)
    Less amount attributable to capital leases  . . . . . . . . .                2,900               --           21,300
           Capital expenditures . . . . . . . . . . . . . . . . .             (259,600)        (188,900)         (53,000)
    Acquisition of Salem  . . . . . . . . . . . . . . . . . . . .             (157,600)              --               --
    Net proceeds from Acme Boot investment  . . . . . . . . . . .               72,900               --               --
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . .                8,400           (3,900)           2,500
           Net cash used for investing activities . . . . . . . .             (335,900)        (192,800)         (50,500)

Cash Flows from Financing Activities
    (Decrease) increase in short-term notes payable   . . . . . .              (65,100)          17,500         (147,100)
    Net proceeds from issuance of long-term debt  . . . . . . . .              782,400          337,900           11,600
    Refinancing of long-term debt   . . . . . . . . . . . . . . .             (267,900)              --               --
    Principal payments on long-term debt and capital
         leases . . . . . . . . . . . . . . . . . . . . . . . . .             (100,700)        (100,100)        (162,000)
    Prepayment of long-term debt  . . . . . . . . . . . . . . . .              (82,300)        (280,000)              --
    Debt redemption premiums  . . . . . . . . . . . . . . . . . .               (3,300)         (11,500)              --
    Net proceeds from issuance of common stock  . . . . . . . . .                1,700            7,600          102,200
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . .               (1,900)            (100)            (100)
           Net cash provided by (used for) financing activities .              262,900          (28,700)        (195,400)
Net increase (decrease) in cash and cash
    equivalents (including restricted cash)   . . . . . . . . . .               16,800           26,000          (28,200)
Cash and cash equivalents (including restricted
    cash) at beginning of year  . . . . . . . . . . . . . . . . .               57,400           31,400           59,600
Cash and cash equivalents (including restricted
    cash) at end of year  . . . . . . . . . . . . . . . . . . . .           $   74,200       $   57,400       $   31,400

                        See accompanying notes.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     Principles  of Consolidation.    The consolidated  financial
statements of the Company include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Inventories. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). Approximately 78.9% and 78.6% of year-end inventory amounts at December 31, 1993 and 1992, respectively, are determined using the last-in, first-out cost method. If the first-in, first-out method had been used, such inventories would have been $29,400,000 and $3,500,000 higher than reported at December 31, 1993 and 1992, respectively. The remainder of the inventories are determined using the first-in, first-out method.

     Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of depreciable assets. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized.

     Goodwill.   Goodwill is  amortized  using the  straight-line
method over periods ranging from 20 to 40 years.

     Pre-operating  Costs.   Pre-operating costs  associated with
the  start-up  of  significant   new  production  facilities  are
deferred and amortized over three years.

     Futures Contracts. The Company periodically enters into futures contracts as hedges for its purchases of cotton for inventory. Gains and losses on these hedges are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold.

     Forward Contracts. The Company has entered into forward contracts to cover its principal and interest obligations on foreign currency denominated bank loans of certain of its foreign subsidiaries. The original discount on these contracts is amortized over the life of the contract and serves to reduce the effective interest cost of these loans. At December 31, 1993 and 1992, the Company had contracts maturing in 1994 and 1993, totaling $22,800,000 and $55,200,000, respectively. In addition, the Company had entered into forward contracts to cover the future obligations of certain foreign subsidiaries for certain inventory and fixed asset purchases. At December 31, 1992, the Company had contracts which matured in 1993 totaling approximately $10,000,000.

     The fair value of the Company's foreign currency exchange forward contracts was estimated based on quoted market prices of comparable contracts. At December 31, 1993 and 1992, the fair value of the Company's forward contracts approximated their face value.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Significant Accounting Policies - (Concluded)

     Deferred Grants. Commencing in 1987 and during 1993 and 1992, the Company negotiated grants from the governments of the Republic of Ireland and of Northern Ireland. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 31, 1993 and 1992, were $28,500,000 and $27,700,000, respectively. At December 31, 1993 and 1992, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $43,500,000 and $42,100,000, respectively, in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland or Northern Ireland.

     Income Taxes. Effective January 1, 1993, the Company adopted Statement No. 109. Under Statement No. 109, the liability method is used in accounting for income taxes. Prior to the adoption of Statement No. 109 income tax expense was determined using the deferred method.

     Pension Plans.   The  Company maintains pension  plans which
cover substantially all employees. The plans provide for benefits based on an employee's years of service and compensation. The Company funds the minimum contributions required by the Employee Retirement Income Security Act of 1974.

Acquisition of Salem

     In November 1993 the Company acquired Salem for approximately $157,600,000, including approximately $23,900,000 of Salem debt which was repaid by the Company. The Salem Acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated preliminarily to assets and liabilities based on their estimated fair values as of the date of the Salem Acquisition. A final allocation of the purchase price will be made during 1994. The cost in excess of the net assets acquired was approximately $112,000,000 and is being amortized over 20 years. Salem's results of operations have been included in the Company's consolidated financial statements since November 1993. Salem's operations are not material in relation to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totaling $16,100,000 and $31,100,000 were included in cash and cash equivalents at December 31, 1993 and 1992, respectively. These investments were carried at cost, which approximated quoted market value.

     Included in short-term investments at December 31, 1993 and 1992 was $6,400,000 and $13,800,000, respectively, of restricted cash collateralizing domestic and certain foreign subsidiaries' letters of credit and bank loans of certain of the Company's foreign subsidiaries.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-Term Notes Payable

     In August 1993, the Company entered into a new unsecured bank agreement (the "New Credit Agreement"). See "Long-Term Debt." Certain indebtedness of the Company under preexisting secured domestic bank agreements was refinanced with the proceeds of loans under the New Credit Agreement and the preexisting bank agreements were terminated at that time.
     Prior to August 1993, the Company's domestic bank agreements consisted of revolving lines of credit, bank term loans (the"Term Loan Facilities"), a special purpose loan, a capital expenditure facility (the "Capital Expenditure Facility") and a letter of credit facility (collectively, the "Credit Agreements"). All borrowings under the Credit Agreements represented loans to the Company's principal operating subsidiary.

     Under the Credit Agreements, the Company had $350,000,000 available for the funding of its operations under revolving lines of credit (the "Revolving Credit Facilities"). The Revolving Credit Facilities were scheduled to expire on June 30, 1995. At December 31, 1992, the Company had borrowed, under its Revolving Credit Facilities, approximately $163,600,000 of which $100,000,000 was classified as long-term debt as a result of the Company's refinancing of this debt on a long-term basis in February 1993. The carrying amounts of the Company's borrowings under the Revolving Credit Facilities approximated their fair value at December 31, 1992. Borrowings under the Revolving Credit Facilities bore interest at a rate approximating the prime rate (6% at December 31, 1992) or, at the election of the Company, at a rate approximating one percentage point over LIBOR (approximately 3.5% at December 31, 1992). The weighted average interest rate for borrowings outstanding at December 31, 1992 was approximately 5%. Borrowings under the Revolving Credit Facilities were due on demand and were collateralized under the terms of the Credit Agreements. The Credit Agreements were refinanced during 1993.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
(In thousands of dollars)

                                                                                          December 31,
                                                                   Interest Rate        1993              1992
Senior Secured
     Revolving Credit Facilities, maturing 1995 . . . . . .        Variable<F1>      $      --           100,000
     Term Loan Facilities, maturing 1993-1995 . . . . . . .        Variable<F2>             --           123,800
     Fixed rate debt, maturing 2011<F3> . . . . . . . . . .         12.6%                   --            70,300
     Capital Expenditure Facility, maturing 1993-1995 . . .        Variable<F4>             --            44,100
     Old Domestic Facility Loan, maturing 1993-1998 . . . .        Variable<F5>             --            41,900
     Foreign Facility Loans, maturing 1993-1995 . . . . . .        Variable<F6>         22,100            53,600
     Capitalized lease obligations, maturing
          1993-2013<F7> . . . . . . . . . . . . . . . . . .        2.74-12.25%          90,700           100,200
          Total senior secured  . . . . . . . . . . . . . .                            112,800           533,900

Senior Unsecured
     New Credit Agreement, maturing 1996  . . . . . . . . .        Variable<F8>        329,900                --
     New Term Loan, maturing 1998 . . . . . . . . . . . . .        Variable<F9>         40,000                --
     Fixed rate debt, maturing 1999<F10>  . . . . . . . . .          7.97%             249,000           248,800
     Fixed rate debt, maturing 2003<F11>  . . . . . . . . .          6.61              148,800                --
     Fixed rate debt, maturing 2008 . . . . . . . . . . . .          6.97              128,400                --
     Fixed rate debt, maturing 2011<F12>  . . . . . . . . .         12.6                71,100                --
     Fixed rate debt, maturing 2023<F13>  . . . . . . . . .          7.49              148,000                --
          Total Senior Unsecured  . . . . . . . . . . . . . .                        1,115,200           248,800

Senior Subordinated, maturing 1993-2003<F14>  . . . . . . .         12.6%                   --            96,700
Total       . . . . . . . . . . . . . . . . . . . . . . . .                          1,228,000           879,400
Less current maturities . . . . . . . . . . . . . . . . . .                            (34,000)         (123,100)
Total long-term debt  . . . . . . . . . . . . . . . . . . .                       $  1,194,000       $   756,300


<F1>      See "Short-Term Notes Payable."
<F2>      Interest  ranged from  4.13%  to 6.0%  during 1993  and from
          4.44% to 7.25% during 1992.
<F3>      Net of unamortized discount of $54,700 in 1992 (nominal rate
          7%).
<F4>      Interest ranged from 4.13% to 6.0% in 1993 and from 4.44% to
          7.25% during 1992.
<F5>      Interest  ranged from  4.49%  to 6.0%  during 1993  and from
          4.74% to 6.18% during 1992.
<F6>      Interest ranged from .5% to 9.15% during 1993 and from 1.81%
          to 9.15% during 1992.  (These  rates  are  net  of  discount
          amortization.     The  Company  has  entered   into  forward
          contracts that fix the dollar amount of interest that has to be paid.)
<F7>      Represents the present value of future rentals on capitalized leases. The capitalized leases are secured by the related property under lease.
<F8>      Interest ranged from 3.38% to 6.0% during 1993.
<F9>      Interest ranged from 4.12% to 6.0% during 1993.
<F10>     Net  of  unamortized  discount  of  $1,000 and  $1,200,
          respectively in 1993 and 1992 (nominal rate 7.875%).
<F11>     Net of  unamortized discount of $1,200 in 1993 (nominal
          rate 6.5%).
<F12>     Net of unamortized discount of $53,900 in 1993 (nominal
          rate 7%).
<F13>     Net of unamortized discount of $2,000  in 1993 (nominal
          rate 7.375%).
<F14>     Net of  unamortized discount  of $500 in  1992 (nominal
          rate 12.375%).


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt - (Continued)

     The New Credit Agreement provides the Company with an $800,000,000 revolving line of credit which expires in August 1996 and includes a letter of credit facility. At December 31, 1993 approximately $59,800,000 of letters of credit were issued under the New Credit Agreement to secure certain insurance and debt obligations reflected in the accompanying Consolidated Balance Sheet. Borrowings under the New Credit Agreement bear interest at a rate approximating the prime rate (6% at December 31, 1993) or, at the election of the Company, at rates approximating LIBOR (3.25% at December 31, 1993) plus 30 basis points. The Company also pays a facility fee (the "Facility Fee") under the New Credit Agreement equal to 20 basis points on the aggregate commitments thereunder. Interest rates and the Facility Fee are subject to increase or decrease based upon the Company's unsecured debt rating. The weighted average interest rate for borrowings outstanding under the New Credit Agreement at December 31, 1993 was approximately 4.3%. Borrowings under the New Credit Agreement are guaranteed by certain of the Company's subsidiaries.

     In August 1993, the Company's wholly-owned subsidiary, Fruit of the Loom Canada, Inc. issued an unsecured senior note due 2008 (the "Canadian Note") in a private placement transaction with certain insurance companies. The Canadian Note is fully guaranteed by the Company and its principal operating subsidiaries and ranks pari passu in right of payment with the New Credit Agreement.

     In  1993,  the Company  redeemed  its  12-3/8% Notes.    The
Company recorded an extraordinary charge in 1993 of approximately $8,700,000 ($.11 per share) relating to the early extinguishment of debt, primarily in connection with the refinancing of the Credit Agreements and the redemption of the 12-3/8% Notes. The extraordinary charge consists principally of the non-cash write-off of the related unamortized debt expense on the Credit Agreements, the 12-3/8% Notes and other debt issues and the premiums paid in connection with the early redemption of the 12-3/8% Notes, both net of income tax benefits.

     In 1993, the Company issued $150,000,000 principal amount of its 6-1/2% Notes due 2003 (the "6-1/2% Notes") and $150,000,000
principal amount  of its 7-3/8%  Debentures due  2023 (the  "7-3/8%
Debentures").   The  6-1/2% Notes  and the  7-3/8% Debentures  will
mature November 15, 2003 and November 15, 2023, respectively, and may not be redeemed by the Company prior to maturity. The 6-1/2%
Notes   and   the  7-3/8%   Debentures   are  general,   unsecured
obligations  of the  Company.   However, the  obligations of  the
Company under the New Credit Agreement and the Canadian Note are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of the 6-1/2% Notes and the 7-3/8% Debentures with respect to such guarantees.

     In addition to refinancing its Revolving Credit Facilities under the New Credit Agreement, the Company also refinanced its Term Loan Facilities and its Capital Expenditure Facility. Under the terms of the Credit Agreements, the Company had a term loan which required quarterly principal payments with final maturity at June 30, 1995. The Company also had an additional $100,000,000 term loan which had a final maturity of June 30, 1995. Borrowings under the Term Loan Facilities were collateralized under the terms of the Credit Agreements on a pari passu basis with borrowings under the Revolving Credit Facilities. All borrowings under the Term Loan Facilities were repaid through borrowings under the New Credit Agreement in 1993.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt - (Continued)

     Under the Credit Agreements, the Company originally had a Capital Expenditure Facility of up to $75,000,000 to be drawn down at various times prior to March 31, 1991, if necessary, to finance capital expenditures. At December 31, 1992, $44,100,000 was outstanding under the Capital Expenditure Facility and no additional borrowings were available under this facility. The Capital Expenditure Facility required quarterly principal payments which commenced in June 1991 with final maturity scheduled on June 30, 1995. All borrowings under the Capital Expenditure Facility were repaid through borrowings under the New Credit Agreement in 1993.

     Under the Credit Agreements, the Company had a letter of credit facility of $75,000,000. At December 31, 1992 approximately $71,300,000 of letters of credit were issued under this facility to secure certain insurance and debt obligations reflected in the accompanying Consolidated Balance Sheet. These letters of credit were refinanced through the New Credit Agreement in 1993.

     During 1993, the Company entered into a new facility loan (the "New Term Loan") which replaced a previous loan (the "Old Domestic Facility Loan"), the borrowings under which were secured by one of the Company's domestic facilities. At December 31, 1993 $40,000,000 was outstanding under the New Term Loan and no additional borrowings were available under this facility. The New Term Loan matures in December 1998 and is unsecured. The New Term Loan bears interest at a rate approximating one-eighth of a percentage point over the prime rate or, at the election of the Company, at a rate approximating seven-eighths of a percentage point over LIBOR. Interest rates are subject to increase or decrease based upon the Company's unsecured debt rating. The weighted average interest rate for borrowings outstanding under the New Term Loan at December 31, 1993 was approximately 4.1%.

     At December 31, 1992, $41,900,000 was outstanding under the Old Domestic Facility Loan and no additional borrowings were available under this facility. The Old Domestic Facility Loan required semi-annual principal payments with final maturity at July 15, 1998. The Old Domestic Facility Loan bore interest at a rate approximating two and one-half percentage points over the rate on certain United States Treasury securities or 1.3 percentage points over LIBOR at the election of the Company.

     The Company has an agreement with an institutional lender to provide funding to certain of the Company's foreign subsidiaries (the "Foreign Facility Loans"). At December 31, 1993 and 1992, $22,100,000 and $53,600,000, respectively, was outstanding under this agreement. The Foreign Facility Loans require semi-annual principal payments which commenced in 1992. In 1993, the Foreign

Facility Loans bore interest at effective rates ranging from approximately .5% to 9.2%. The Foreign Facility Loans are secured by letters of credit issued under the New Credit Agreement, restricted cash balances and inventory, receivables and fixed assets of certain foreign subsidiaries.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt - (Concluded)

     In 1992, the Company issued $250,000,000 principal amount of
its 7-7/8%  Senior Notes  Due 1999 (the  "7-7/8% Notes").   The  7-
7/8% Notes will mature on October 15, 1999  and may not be redeemed
by  the Company prior to maturity.   The 7-7/8% Notes are general,
unsecured obligations of the Company and rank pari passu in right of payment with all existing and future senior obligations of the Company. However, the obligations of the Company under the New Credit Agreement and the Canadian Note are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of the 7-7/8% Notes with respect to such guarantees.

     In 1992, the  Company redeemed all of its 10-3/4% Notes.  The
redemption  was  funded  through  borrowings  under   the  Credit
Agreements  and  the proceeds  from  the  issuance  of the  7-7/8%
Notes.     The  Company  recorded  an   extraordinary  charge  of
approximately $9,900,000 ($.13 per share) in connection with the redemption of the 10-3/4% Notes, which consisted principally of the premiums paid in connection with the early redemption of the 10-3/4% Notes and the non-cash write-off of the related unamortized debt expense, both net of income tax benefits.

     The New Credit Agreement imposes certain limitations on, and requires compliance with covenants from, the Company and its subsidiaries including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on incurrence of additional indebtedness and granting of certain liens and guarantees; and (iii) restrictions on mergers, sale and leaseback transactions, asset sales and investments. The New Credit Agreement also allows the Company to pay dividends on its common stock so long as, among other things, the aggregate amount of such dividends paid since August 16, 1993 does not exceed the sum of $75,000,000 and fifty percent of the Company's consolidated net earnings since June 30, 1993.

     The New Credit Agreement provides for the acceleration of amounts outstanding thereunder should any person or entity other than William Farley, or any person or entity controlled by William Farley, control more than 50% of the voting stock or voting rights associated with such stock of the Company.

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $34,000,000 in 1994; $22,600,000 in 1995; $343,900,000 in 1996; $22,500,000 in
1997; and $50,300,000 in 1998.

     Cash  payments  of  interest   on  debt  were   $67,100,000,
$89,700,000   and   $124,100,000   in   1993,   1992  and   1991,
respectively.  These amounts exclude amounts capitalized.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices. At December 31, 1993 and 1992, the fair value of the Company's long-term debt was approximately $1,305,800,000 and $928,700,000, respectively.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent Liabilities

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under Superfund Legislation, in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company's retained liability reserves at December 31, 1993 related to discontinued operations, consisting primarily of certain environmental reserves of approximately $46,200,000, reflect management's belief that the Company will recover at least $28,600,000 from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs. The Company's retained liability reserves related to discontinued operations principally pertain to ten specifically identified environmental sites. Four sites individually represent more than 10% of the net reserve and in the aggregate represent approximately 67% of the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites. Management currently estimates actual payments before recoveries to range from approximately $8,500,000 to $17,700,000 annually between 1994 and 1997 and $22,000,000 in total subsequent to 1997. Only the long-term monitoring costs of approximately $7,500,000, primarily scheduled to be paid in 1998 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid over approximately the next 20 years, is approximately $19,500,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with the recently issued Staff Accounting Bulletin 92.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the EPA has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1994 and future years.

     In August 1991, two creditors of a former subsidiary, Lone Star (a wholly owned subsidiary of Lone Star Technologies, Inc., a publicly owned company) brought suit against the Company in the Superior Court of the State of Delaware. In this suit, the creditors sought damages of approximately $13,100,000, plus interest, against the Company for what they alleged was the remaining liability under certain leases. In January 1993, the superior Court of Delaware issued an Opinion and Order finding that the leases were in default, but made no findings as to the amount of damages. The Company appealed the ruling and on June 4, 1993 the Supreme Court of Delaware entered an order affirming the Opinion and Order of the Superior Court of Delaware issued in January 1993. In December 1993, the Company paid the lessors approximately $9,500,000 in settlement of this suit.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent Liabilities - (Continued)

     In February 1986, the Company completed the sale of stock of its then wholly owned subsidiary, Universal, to MagneTek. At the time of the sale there was a suit pending against Universal and Northwest by LMP. The suit alleged that Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. Two additional plaintiffs, Stevens Luminoptics Partnership and Calmont Technologies Inc., joined the litigation in 1986. In December 1989 and January 1990, a jury returned certain verdicts against Universal and also returned verdicts in favor of Northwest and on certain issues in favor of Universal. A judgment totalling $25,800,000, of which $7,500,000 represented punitive damages, reflecting these verdicts was entered by the Alameda County, California Superior Court in January 1990 against Universal.

     In April 1992, the California Court of Appeals reversed the $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case has been remanded to the trial court where it is scheduled to be retried beginning in March 1994.

     Pursuant to the stock purchase agreement (the "Stock Purchase Agreement") under which Universal was sold, the Company agreed to indemnify MagneTek for a two-year period following the sale of Universal for certain contingent liabilities. MagneTek brought suit against the Company for declaratory and other relief in connection with the indemnification under the Stock Purchase Agreement. In April 1992, the Los Angeles County, California Superior Court found that the Company was obligated by the Stock Purchase Agreement to indemnify MagneTek for any liability that may be assessed against MagneTek or Universal in the LMP Litigation and to reimburse MagneTek for, among other things, its costs and expenses in defending that case. The court entered a judgment requiring the Company to reimburse and indemnify MagneTek in two stages: currently, to reimburse MagneTek for costs of defense and related expenses in the LMP Litigation, plus costs of litigating the indemnity case with the Company; and at a later date, if and when any liability in the LMP Litigation is finally determined or a settlement is reached in that case, to reimburse and/or indemnify MagneTek for that amount as well. In 1993 the Company paid approximately $9,600,000 in settlement of its obligations to MagneTek related to the litigation expenses incurred by MagneTek.

     In March  1988, a class action suit  entitled Endo et al. v.
Albertine, et al.  was filed  in the District  Court against  the

Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current and former independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleges, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and seeks unspecified damages.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent Liabilities - (Concluded)

     Motions to dismiss the complaint were filed by all defendants. In December 1990, a magistrate judge recommended that the District Court dismiss all of the plaintiffs' claims with prejudice. In January 1993, the District Court adopted in part and rejected in part the magistrate judge's recommendation for dismissal of the complaint. As a result, the litigation will continue as to various remaining counts of the complaint. Both the defendants and the plaintiffs recently filed motions for summary judgment. It is uncertain as to when rulings on these motions will be issued. Management and the Board of Directors believe that this suit is without merit and intend to continue to defend themselves vigorously in this litigation.

     On December 23, 1993, James J. Locke, as Trustee of Locke Family Trust, and I. Jack Saline filed a lawsuit against the Company and certain of its then officers and directors, including William Farley and John B. Holland in the District Court. The
lawsuit was then amended to add additional plaintiffs. The lawsuit was filed as a class action, but the issue of class certification has not yet been addressed by the parties or the court. The plaintiffs claim that all of the defendants engaged in conduct violating Section 10b of the Securities Exchange Act of 1934 and that Mr. Farley and Mr. Holland also violated Section 20a of the Act. According to the plaintiffs, beginning before June 1992 and continuing through early June 1993, the Company, with the knowledge and assistance of the individual defendants, issued positive public statements about its expected sales increases and growth through 1993 and afterwards. They also allege that beginning in approximately mid-1992 and continuing afterwards, the Company's business was not as strong and its growth prospects were not as certain as represented. The plaintiffs further allege that during the end of 1992 and beginning of 1993, certain of the individual defendants traded the stock of the Company while in the possession of material, non-public information. The plaintiffs ask for unspecified amounts as compensatory damages, pre-judgment and post-judgment interest, attorneys' fees, expert witness fees and costs and ask the District Court to impose a constructive trust on the proceeds of the individual defendants' trades to satisfy any potential judgment. Although the lawsuit is at a preliminary stage, the Company believes that this suit is without merit and intends to defend itself vigorously in this litigation.

     Management   believes,   based   on  information   currently
available, that the ultimate resolution of the aforementioned litigation will not have a material adverse effect on the financial condition or operations of the Company.

     In 1992, the Company was named in a suit seeking to enforce the terms of a former subsidiary's lease on which the Company was contingently obligated. The Company paid approximately $17,500,000 in 1992 in settlement of the suit and its contingent obligations under the lease.

     In connection with the Company's transaction with Acme Boot during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred or created by Acme Boot under Acme Boot's bank credit facility. See "Related Party Transactions." At December 31, 1993 Acme Boot's bank credit facility provides for up to $30,000,000 of loans and letters of credit subject to a borrowing base. Acme Boot's bank credit facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries (which are approximately $80,000,000 at December 31, 1993). At December 31, 1993 approximately $9,000,000 in loans and letters of credit were outstanding under Acme Boot's bank credit facility.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Lease Commitments

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment.
The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1993 (in thousands of dollars):

                                                                          Capitalized        Operating
      Year Ending December 31,                                               Leases            Leases
      1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    18,500         $   9,600
      1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,800             7,200
      1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,800             5,700
      1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,000             3,900
      1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,200             2,600
      Years subsequent to 1998  . . . . . . . . . . . . . . . . . . .          61,900             5,100
   Total minimum lease payments   . . . . . . . . . . . . . . . . . .         137,200         $  34,100
   Imputed interest   . . . . . . . . . . . . . . . . . . . . . . . .         (46,500)
   Present value of minimum capitalized lease payments  . . . . . . .          90,700
   Current portion  . . . . . . . . . . . . . . . . . . . . . . . . .         (11,900)
   Long-term capitalized lease obligations  . . . . . . . . . . . . .     $    78,800




  Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                                                   December 31,
                                                                              1993              1992
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    1,200        $    1,300
    Buildings, structures and improvements  . . . . . . . . . . . .            39,000            37,600
    Machinery and equipment   . . . . . . . . . . . . . . . . . . .            94,200            94,200
                                                                              134,400           133,100
    Accumulated depreciation  . . . . . . . . . . . . . . . . . . .           (67,600)          (56,500)
                                                                           $   66,800        $   76,600


   Rental expense for operating leases amounted to $11,600,000, $9,100,000 and $8,200,000 in 1993, 1992 and 1991, respectively.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Plans

     At December 31, 1993 and 1992, approximately 1,546,600 and 1,653,000 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1987 Stock Option Plan (the "Plan"). Under the terms of the Plan, options may be granted to eligible employees of the Company, its parent and its subsidiaries at a price not less than the market price on the date of grant. Option shares must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but not later than ten years and one day from the date of grant. The Plan provides for the granting of qualified and nonqualified stock options.

     The following summarizes the activity of the Plan for 1993:

                                                                 Option Price                 Shares
                                                                   Per Share               Under Option
      Outstanding at December 31, 1992  . . . . . . . . .      $6-3/8  to  $35-3/4           1,176,000
      Options granted . . . . . . . . . . . . . . . . . .      $28-1/2 to  $47-5/8             448,200
      Options exercised . . . . . . . . . . . . . . . . .      $6-3/8  to  $20-1/4            (106,300)
      Options canceled  . . . . . . . . . . . . . . . . .           $31-7/8                     (2,500)
      Outstanding at December 31, 1993  . . . . . . . . .      $6-3/8  to  $47-5/8           1,515,400

      Exercisable at December 31, 1993  . . . . . . . . .      $6-3/8  to  $41-3/8           1,088,200



     In 1993, the Company's stockholders approved the Company's Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of options to purchase up to 175,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the Directors' Plan. Only directors who are not employees of the Company, any parent or subsidiary of the Company or Farley Industries, Inc. ("FII") are eligible to participate in the Directors' Plan. The Directors' Plan is administered by the Company's Board of Directors. Under the Directors' Plan each non-employee director is initially granted an option to purchase 7,500 shares of Class A Common Stock (the "Initial Options"). On the date of each annual meeting at which such person is elected or after which the person continues as a non-employee director, such non-employee director shall be granted an option to purchase 2,500 shares of Class A Common Stock (the "Annual Options"). The options are exercisable at a price per share equal to the fair market value per share of the Class A Common Stock on the date of grant. Option shares must be exercised not later than ten years from the date of grant and do not become exercisable until the first anniversary of the date of grant.

     The following summarizes the activity of the Directors' Plan for 1993:

                                                                 Option Price                  Shares
                                                                   Per Share               Under Option
      Initial Options granted . . . . . . . . . . . . . .      $31-1/4  to   $42                45,000
      Annual Options granted  . . . . . . . . . . . . . .            $36-5/8                    12,500
      Outstanding at December 31, 1993  . . . . . . . . .      $31-1/4  to   $42                57,500

      Exercisable at December 31, 1993  . . . . . . . . .              $42                      37,500


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Plans - (Concluded)

     In 1992, the Company established the 1992 Executive Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the issuance of options to purchase up to 975,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of stock options granted under the 1992 Plan. The 1992 Plan is administered by the Compensation Committee of the Board of Directors. In 1992, options to purchase 975,000 shares of Class A Common Stock were granted under the 1992 Plan to two directors of the Company who are also employees of the Company. The options are exercisable at a price of $28.88 per share (which was the closing price of the Class A Common Stock on the date of grant). Pursuant to the terms of the grants, options for the shares vest (subject to acceleration under certain circumstances) as follows: (i) one-third of the options granted vest immediately upon grant; (ii) one-third of the options granted vest if the closing price of the Class A Common Stock reaches or exceeds $45 per share for 90 consecutive days within six years from the date of grant; and (iii) the remaining one-third of the options granted vest if the closing price of the Class A Common Stock reaches or exceeds $60 per share for 90 consecutive days within six years from the date of grant. All vested options expire 10 years and one day after the date of grant. Options which do not vest because the Company's stock price has not reached the targeted price levels for vesting expire six years after the date of grant. As of December 31, 1993, 325,000 of these options are exercisable and none of these options have been exercised or canceled.

     In July 1991, the Company granted an option to purchase 50,000 shares of the Class A Common Stock to a director of the Company who is also an employee of FII at a purchase price of $10.25 per share. The exercise period of the option terminates ten years and one day from the date of grant. At the date of grant the market price of the Class A Common Stock was $15 and, accordingly, the Company recorded a charge to earnings of approximately $200,000 in 1991. As of December 31, 1993, none of these options have been exercised or canceled.

     At  December 31,  1993 and  1992, approximately  268,000 and
280,000 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1989 Stock Grant Plan. Under the terms of this plan, eligible employees of the Company, its parent and its subsidiaries are awarded shares, subject to forfeitures or certain restrictions which generally expire three years from the date of the grant. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to the above mentioned restrictions. The Company canceled 3,900 previously issued shares during 1993. The Company granted approximately 15,900 shares to eligible employees during 1993.

     At  December 31,  1993 and  1992, approximately  344,900 and
396,700 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1987 Long-Term Bonus Plan. Under the terms of this plan, eligible employees of the Company's operating subsidiary participate in cash and stock bonus pools for four year plan periods. Awards under this plan are payable in a combination of cash and stock. No new four year plan period began subsequent to December 31, 1990. The Company issued approximately 51,800 shares to eligible employees during 1993.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Common Stockholders' Equity

                                                                              Year Ended December 31,
                                                                          1993           1992           1991
                                                                                    (in thousands)
Common Shares
   Balance, beginning of period . . . . . . . . . . . . . . . . .           75,554         74,794       61,713
   Class A shares issued upon exercise of options . . . . . . . .              106            701          121
   Class A shares issued under long-term bonus plan . . . . . . .               52             45           58
   Class A shares issued under stock grant plan-net . . . . . . .               12             14           77
   Class A shares issued in the Stock Offering  . . . . . . . . .               --             --        7,500
   Class A shares issued in the Conversion  . . . . . . . . . . .               --             --        5,325
   Balance, end of period . . . . . . . . . . . . . . . . . . . .           75,724         75,554       74,794

Common Stock and Capital in Excess of Par Value
   Balance, beginning of period . . . . . . . . . . . . . . . . .     $    458,400    $   441,200   $  278,100
   Class A shares issued upon exercise of options . . . . . . . .            2,400         15,100        1,700
   Class A shares issued under long-term bonus plan . . . . . . .            2,400          1,500          700
   Class A shares issued under stock grant plan-net . . . . . . .              700            600          600
   Class A shares issued in the Stock Offering  . . . . . . . . .               --             --      100,500
   Class A shares issued in the Conversion  . . . . . . . . . . .               --             --       59,400
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              100             --          200
   Balance, end of period . . . . . . . . . . . . . . . . . . . .     $    464,000    $   458,400   $  441,200

Retained Earnings
   Balance, beginning of period . . . . . . . . . . . . . . . . .     $    412,800    $   234,200   $  123,200
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .          207,500        178,600      111,000
   Balance, end of period . . . . . . . . . . . . . . . . . . . .     $    620,300    $   412,800   $  234,200

Currency Translation Adjustments
   Balance, beginning of period . . . . . . . . . . . . . . . . .     $    (16,200)   $    13,300   $   16,600
   Translation adjustments-net  . . . . . . . . . . . . . . . . .          (21,100)       (29,500)      (3,300)
   Balance, end of period . . . . . . . . . . . . . . . . . . . .     $    (37,300)   $   (16,200)  $   13,300


     Holders of Class A Common Stock are entitled to receive, on a cumulative basis, the first dollar per share of dividends declared. Thereafter, holders of Class A Common Stock and Class B Common Stock will share ratably in any dividends declared. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes. The Class B Common Stock is convertible into the Class A Common Stock on a share for share basis.

     In May 1991, the Company completed the Stock Offering. The proceeds were used by the Company to prepay its $38,000,000 special purpose term loan, which was obtained in March 1991, and to prepay $63,500,000 of its Term Loan Facilities. FI and William Farley combined also sold 5,250,000 shares in the Stock Offering.

     In July 1991, the Company called for redemption all of its Debentures due March 1, 2002 totaling $59,900,000. All of the Debentures were converted into Class A Common Stock of the Company at a conversion price of $11.25 per share. Approximately 5,325,000 shares were issued in the Conversion.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated  Statement   of   Common  Stockholders'   Equity   -
(Concluded)

     As a result of the Stock Offering, other issuances of Class A Common Stock (primarily through the Conversion) during 1991 and the disposition of certain shares by FI during 1991, 1992 and 1993, approximately 9.3% of the Company's common stock at December 31, 1993 is held by FI and William Farley. Because these affiliates hold all of the Class B Common Stock of the Company outstanding, which has five votes per share, they control approximately 33% of all voting rights of the Company. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock and Class B Common Stock voting together as a single class, except for the election of directors. With respect to the election of directors, holders of the Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors constituting the entire Board of Directors and, if not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. If, at the record date for any stockholder meeting at which directors are elected, the number of shares of Class B Common Stock outstanding is less than 12.5% of the total number of shares of both classes of common stock outstanding, then the holders of Class A Common Stock would vote together with the holders of Class B Common Stock to elect the remaining directors to be elected at such meeting, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having five votes per share. At December 31, 1993, FI and William Farley's combined ownership of Class B Common Stock is approximately 8.8% of the total common stock of the Company outstanding. As a result, Mr. Farley does not have the sole ability to elect those members of the Company's Board of Directors who are not separately elected by the holders of the Company's Class A Common Stock.

Business Segment and Major Customer Information

     The Company operates in only one business segment consisting of the manufacturing and marketing of basic apparel. Sales to one customer amounted to approximately 13.4%, 11.8% and 9.6% of consolidated net sales in 1993, 1992 and 1991, respectively.
Additionally, sales to a second customer amounted to approximately 12.3%, 10.2% and 8.8% of consolidated net sales in 1993, 1992 and 1991, respectively.

     Sales, operating earnings and identifiable assets are as follows (in thousands of dollars):

                                                                        Year Ended December 31,
                                                             1993                 1992               1991
Net Sales
  Domestic  . . . . . . . . . . . . . . . . . . .        $  1,634,600        $  1,616,800        $  1,453,600
  Foreign   . . . . . . . . . . . . . . . . . . .             249,800             238,300             174,500
  Total   . . . . . . . . . . . . . . . . . . . .        $  1,884,400        $  1,855,100        $  1,628,100

Operating Earnings
  Domestic  . . . . . . . . . . . . . . . . . . .        $    368,900        $    388,100        $    317,400
  Foreign   . . . . . . . . . . . . . . . . . . .              29,800              36,100              13,100
  General corporate expenses  . . . . . . . . . .             (17,200)            (14,300)            (11,200)
  Total   . . . . . . . . . . . . . . . . . . . .        $    381,500        $    409,900        $    319,300


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business Segment and Major Customer Information - (Concluded)

                                                                             December 31,
                                                           1993                 1992                 1991
Identifiable Assets
  Domestic  . . . . . . . . . . . . . . . . . . .     $    2,390,700        $  1,985,200         $  1,773,400
  Foreign   . . . . . . . . . . . . . . . . . . .            300,500             278,100              271,400
  Corporate   . . . . . . . . . . . . . . . . . .             42,800              18,600               70,100
  Total   . . . . . . . . . . . . . . . . . . . .     $    2,734,000        $  2,281,900         $  2,114,900


         Corporate assets presented above consist primarily of cash and other short-term investments, deferred financing costs, the investment in Acme Boot in 1992 and 1991 and, in 1991, income taxes and interest receivable.

Pension Plans

     Pension expense was $5,500,000, $4,900,000 and $3,000,000 in
1993,  1992 and 1991, respectively.   The net  pension expense is
comprised of the following (in thousands of dollars):

                                                                                 Year Ended December 31,
                                                                           1993         1992           1991
Components:
    Service cost - benefits earned during the period  . . . . . .      $    7,700    $    7,000     $      6,000
    Interest cost on projected benefit obligation   . . . . . . .          10,800         9,600            8,400
    Return on assets:
         Actual gain  . . . . . . . . . . . . . . . . . . . . . .          (5,900)      (11,600)         (26,900)
         Deferred actuarial (losses) gains  . . . . . . . . . . .          (5,800)        1,200           16,800
    Amortization of unrecognized January 1, 1987 net
         transition asset . . . . . . . . . . . . . . . . . . . .          (1,300)       (1,300)          (1,300)
             Net periodic pension cost  . . . . . . . . . . . . .      $    5,500    $    4,900     $      3,000

Assumptions:
    Discount rate   . . . . . . . . . . . . . . . . . . . . . . .              9%            9%                9%
    Rates of increase in compensation levels  . . . . . . . . . .            5-8%          5-8%              5-8%
    Expected long-term rate of return on assets   . . . . . . . .             10%           10%               10%


   The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance
Sheet (in thousands of dollars):

                                                                                            December 31,
                                                                                        1993            1992
Actuarial present value of benefit obligations:
    Vested benefits   . . . . . . . . . . . . . . . . . . . . . .                    $  106,000     $   78,300
    Non-vested benefits   . . . . . . . . . . . . . . . . . . . .                        10,600          7,600
         Accumulated benefit obligation . . . . . . . . . . . . .                       116,600         85,900
    Effect of projected future salary increases   . . . . . . . .                        50,500         34,100
Projected benefit obligation  . . . . . . . . . . . . . . . . . .                       167,100        120,000
Plan assets at fair value . . . . . . . . . . . . . . . . . . . .                       125,100        122,100
Plan assets (less than) in excess of projected
    benefit obligation  . . . . . . . . . . . . . . . . . . . . .                       (42,000)         2,100
Unrecognized loss (gain)  . . . . . . . . . . . . . . . . . . . .                        33,300         (9,400)
Unrecognized prior service cost . . . . . . . . . . . . . . . . .                          (200)          (200)
Unrecognized net transition asset at end of period  . . . . . . .                        (9,800)       (11,100)
Unfunded accrued pension cost at end of period  . . . . . . . . .                    $  (18,700)    $  (18,600)

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plans - (Concluded)

     The discount rate for purposes of determining the funded status of the plans at December 31, 1993 and 1992 was 7.75% and 9%, respectively.

     Plan assets, which are primarily invested in United States Government and corporate debt securities, equity securities, real estate and fixed income insurance contracts, are commingled in a master trust which includes the assets of the pension plans of substantially all affiliated companies controlled directly and indirectly by William Farley (the "Master Trust"). Plan assets, except those that are specifically identified to a particular plan, are shared by all of the plans in the Master Trust ("Allocated Assets"). Any gains and losses associated with the Allocated Assets are spread among each of the plans based on each plan's respective share of the total Allocated Assets' market value. The Company's plan assets represent approximately 51.8% and 32.7% of the Master Trust Allocated Assets at December 31, 1993 and 1992, respectively.

     Included in the Master Trust Allocated Assets at December 31, 1993 and 1992 were 647,852 and 1,007,860 shares,respectively,
(with a cost of $5,100,000 and $7,900,000, respectively, and a market value of $15,600,000 and $49,000,000, respectively) of the Company's Class A Common Stock. Also included in the Master Trust Allocated Assets at December 31, 1991 was $7,000,000 principal amount (with a market value of $400,000) of West Point Acquisition Corp. 18.75% Subordinated Increasing Rate Notes due April 6, 1996. West Point Acquisition Corp. was formerly a majority owned subsidiary of FI. Such debentures were sold by the Master Trust in 1992 for approximately $1,600,000.

     As of December 31, 1993 and 1992, the Master Trust holds 348,000 shares (with a cost of $7,700,000 and a market value of $8,400,000 and $16,900,000, respectively) of the Company's Class A Common Stock that is specifically identified to the retirement plans of FI. Any change in market value associated with these shares is allocated entirely to the FI plans and does not effect the Master Trust Allocated Assets.


Depreciation Expense

     Depreciation expense, including amortization of capital leases, approximated $84,300,000, $67,800,000 and $58,900,000 in
1993, 1992 and 1991, respectively.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Income Taxes


     Income taxes are included in the Consolidated Statement of Earnings as follows (in thousands of dollars):

                                                                       Year Ended December 31,
                                                            1993                1992                  1991
Income tax expense on earnings
  before extraordinary items and cumulative
  effect of change in accounting principle  . . .      $    154,300         $    131,400         $     90,000
Extraordinary items . . . . . . . . . . . . . . .            (4,700)              (5,100)                  --
Cumulative effect of change in
  accounting for income taxes   . . . . . . . . .            (3,400)                  --                   --
  Total income tax expense  . . . . . . . . . . .      $    146,200         $    126,300         $     90,000


     Included   in  earnings   before  extraordinary   items  and
cumulative effect of change in accounting principle are foreign earnings of $17,000,000, $34,600,000 and $16,600,000, in 1993,
1992 and 1991, respectively.



     The components of income tax expense (benefit) related to earnings before extraordinary items and cumulative effect of change in accounting principle were as follows (in thousands of dollars):

                                                                                Year Ended December 31,
                                                                           1993          1992          1991
Current:
    Federal   . . . . . . . . . . . . . . . . . . . . . . . . . .      $   111,100  $    124,100   $    59,500
    State   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,100         9,700         6,900
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,900         6,800         4,200
         Total current  . . . . . . . . . . . . . . . . . . . . . .        124,100       140,600        70,600
Deferred:
    Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,500        (9,000)       19,000
    State   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,800          (400)          800
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (100)          200          (400)
         Total deferred . . . . . . . . . . . . . . . . . . . . . .         30,200        (9,200)       19,400
             Total  . . . . . . . . . . . . . . . . . . . . . . . .    $   154,300    $  131,400    $   90,000


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes - (Continued)

     Deferred   income   taxes   related   to   earnings   before
extraordinary items and cumulative effect of change in accounting principle were as follows (in thousands of dollars):

                                                                                Year Ended December 31,
                                                                            1993          1992         1991

       Payments on certain obligations of former subsidiaries . .       $    13,500  $     9,900    $   4,300
       Depreciation and amortization  . . . . . . . . . . . . . .            10,300        5,700        7,000
       Interest on income taxes receivable, net of tax refund . .                --      (16,900)       6,300
       Interest on prior years' taxes   . . . . . . . . . . . . .                --        3,600        3,700
       Writedown of investment in Acme Boot . . . . . . . . . . .                --           --       (4,800)
       Provision for certain obligations of former subsidiaries .                --           --       (1,500)
       Other-net  . . . . . . . . . . . . . . . . . . . . . . . .             6,400      (11,500)       4,400
           Deferred income tax expense (benefit)  . . . . . . . .       $    30,200  $    (9,200)   $  19,400



     The income tax rate on earnings before extraordinary items and cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                                                Year Ended December 31,
                                                                             1993         1992         1991
    Federal statutory rate  . . . . . . . . . . . . . . . . . . .             35.0%       34.0%        34.0%
    Goodwill amortization   . . . . . . . . . . . . . . . . . . .              2.5         2.7          4.2
    State income taxes, net of Federal tax benefit  . . . . . . .              2.1         1.9          2.3
    Interest on prior years' taxes  . . . . . . . . . . . . . . .              2.1         1.9          2.3
    Income taxes receivable   . . . . . . . . . . . . . . . . . .               --          --         (5.2)
    Writedown of investment in Acme Boot  . . . . . . . . . . . .               --          --          4.2
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . .               .3          .6          3.0
         Effective rate . . . . . . . . . . . . . . . . . . . . .             42.0%       41.1%        44.8%


     Deferred income taxes are provided for temporary differences
between  income  tax  and  financial  statement   recognition  of
revenues  and expenses.   Deferred  tax liabilities  (assets) are
comprised of the following (in thousands of dollars):

                                                                                       December 31,
                                                                                           1993
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .        $      92,100
    Items includible in future tax years  . . . . . . . . . . . . . . . . . . .                21,000
         Gross deferred tax liabilities . . . . . . . . . . . . . . . . . . . .               113,100
    Accrued employee benefit expenses   . . . . . . . . . . . . . . . . . . . .               (18,300)
    Acquired tax benefits and basis differences   . . . . . . . . . . . . . . .               (14,400)
    Allowance for possible losses on receivables  . . . . . . . . . . . . . . .                (5,800)
    Inventory valuation reserves  . . . . . . . . . . . . . . . . . . . . . . .                (4,800)
    Items deductible in future tax years  . . . . . . . . . . . . . . . . . . .               (18,800)
         Gross deferred tax assets  . . . . . . . . . . . . . . . . . . . . . .               (62,100)
         Net deferred tax liability . . . . . . . . . . . . . . . . . . . . . .          $     51,000

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes - (Concluded)

     Effective  January   1,  1993,  the   Company  recorded  the
cumulative effect of a change in accounting principle related to the initial adoption of Statement No. 109 resulting in a $3,400,000 ($.04 per share) benefit.

     The Company paid the IRS approximately $28,300,000 in 1993 in settlement of Federal income tax assessments for the tax periods ended December 31, 1984 and July 31, 1985 (the final predecessor tax periods). This amount included approximately $14,800,000 of accrued interest. The Company had previously established reserves for these matters and these payments did not have an impact on the current year's tax provision.

     The IRS previously asserted income tax deficiencies, excluding statutory interest which accrues from the date the tax was due until payment, for the Company of approximately $93,000,000 for the years 1978-1980 and $15,400,000 for the years
1981-1983. The Company had protested the IRS's asserted tax deficiencies for these six years with respect to a number of issues and also had raised certain affirmative tax issues that bear on these years. Settlement agreements with respect to all the 1978-1980 and 1981-1983 protested and affirmative issues resulted in the Company receiving a refund of approximately $5,900,000, including interest, in January 1993.

     In an unrelated matter, the IRS declined to seek United States Supreme Court review of a decision by the United States Court of Appeals for the Third Circuit which reversed a lower court ruling and directed the lower court to order a refund to the Company of approximately $10,500,000 in Federal income taxes collected from a predecessor of the Company, plus approximately $49,400,000 in interest. The Company received the full refund of approximately $60,000,000 in March 1992. However, in September 1992 the IRS issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment, presently a period of about 24 years. Based on discussions with tax counsel, the Company believes that the asserted legal basis for the IRS's position in this matter is without merit and that the ultimate resolution will not have a material effect on the financial condition or the operations of the Company.

     Cash   payments  for   income   taxes   were   $137,500,000,
$131,600,000   and   $80,200,000   in   1993,  1992   and   1991,
respectively.

Other Expense-Net

     Included in other expense-net in 1993, 1992 and 1991 is deferred debt fee amortization and bank fees of approximately $7,900,000, $10,100,000 and $9,000,000, respectively. Other expense-net in 1991 includes interest income of $49,400,000 on a court-ordered refund of Federal income taxes. See "Income Taxes." Other expense-net in 1991 also includes charges of $10,200,000 to provide for certain obligations and other matters related to former subsidiaries and $39,200,000 to write down the Company's investment in Acme Boot to its then market value. See "Related Party Transactions."

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Earnings Per Share

     Primary earnings per share are based on the weighted average number of common shares and equivalents outstanding during the year. Fully diluted earnings per share, for those periods prior to the Conversion, further assumed the conversion of the Debentures into Class A Common Stock and an increase in earnings to eliminate the after tax equivalent of interest expense on the Debentures.

Related Party Transactions

     Under the terms of a management agreement between FII and the Company, FII provides the Company, to the extent that the Company may request, (i) general management services which include, but are not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of a business or entity; (iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its approximately 60 employees provide services to companies owned or controlled by Mr. Farley, including the Company. Certain of the executive officers of the Company, including Mr. Farley for periods prior to December 31, 1991, are employed by, and receive their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, do not devote full time to any single company, including the Company.

     In consideration for investment banking and financing services, the Company pays FII fees established by FII and determined to be reasonable by FII in relation to (i) the size and complexity of the transaction; and (ii) the fees customarily charged by other advisors for similar investment banking and financing services; provided, such fees shall not exceed two percent of the total consideration paid or received by the Company or two percent of the aggregate amount available for borrowing or use under the subject agreement or facility. Fees for investment banking and financing services are generally payable to FII upon the closing of the subject transaction or agreement.

     Effective January 1993, the Company entered into a new management agreement (the "Management Agreement") with FII pursuant to which FII agreed to render substantially similar services to the Company as under the prior management agreements. Under the terms of a management agreement, the Company pays a fee to FII based on FII's cost of providing management services. The Company also paid a financing fee to FII during 1992 under the terms of a management agreement. The Company paid FII $9,900,000 in 1993 and $9,300,000 in 1992, of which approximately none and  $2,300,000 was capitalized as  deferred financing costs in 1993 and 1992, respectively. It is anticipated that the Company will enter into a management agreement for 1994 under substantially the same terms and conditions as the Management Agreement.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

Related Party Transactions - (Concluded)

     Concurrently with entering into the management agreement with FII in 1992, the Company's Board of Directors determined to employ Mr. Farley directly as Chairman and Chief Executive Officer of the Company. Mr. Farley did not receive compensation in 1993 or 1992 from FII for his services as Chairman and Chief Executive Officer of the Company.

     In consideration for general management services rendered prior to 1992, the Company paid FII an annual fee, subject to certain limitations imposed by the Company's Board of Directors, based on a percentage of net sales, which fees were limited to $10,000,000 in 1991. For the year ended December 31, 1991 the Company paid management service fees to FII of approximately $10,000,000. No financing fees were charged to the Company by FII in 1991.

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. The Company recognized no earnings in 1992 or 1991 related to its investment in the securities of the affiliate because of the inability of the affiliate to make payments under the terms of the securities. In the fourth quarter of 1991, the Company recognized a pretax charge of $39,200,000 in other expense-net to write down its investment in Acme Boot to its then market value. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. See "Contingent Liabilities."

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                        SUPPLEMENTARY DATA

Quarterly Financial Summary (Unaudited)
(In millions of dollars, except per share amounts)

                                                                    Quarter                             Total
                                                   First         Second       Third         Fourth       Year
1993
Net sales . . . . . . . . . . . . . . . . .      $  428.9      $  523.0     $  484.2      $  448.3   $   1,884.4
Gross earnings  . . . . . . . . . . . . . .         157.7         192.8        175.1         121.8         647.4
Operating earnings  . . . . . . . . . . . .          94.3         121.7        108.4          57.1         381.5
Earnings before extraordinary items
    and cumulative effect of change in
    accounting principle  . . . . . . . . .          44.1          58.4         48.6          61.7         212.8
Net earnings  . . . . . . . . . . . . . . .          47.5<F1>      58.4         40.0<F2>      61.6<F3>     207.5

Earnings per common share before
    extraordinary items and
    cumulative effect of change
    in accounting principle   . . . . . . .            .58<F1>       .77          .64<F2>       .81<F3>      2.80

                                                                    Quarter                             Total
                                                   First         Second       Third         Fourth       Year
1992
Net sales . . . . . . . . . . . . . . . . .      $  423.3       $ 534.1     $  451.2      $  446.5     $ 1,855.1
Gross earnings  . . . . . . . . . . . . . .         143.6         185.9        162.2         168.6         660.3
Operating earnings  . . . . . . . . . . . .          85.8         122.8        100.1         101.2         409.9
Earnings before extraordinary items
    and cumulative effect of change
    in accounting principle   . . . . . . .          36.1          57.0         46.4          49.0         188.5
Net earnings  . . . . . . . . . . . . . . .          36.1          57.0         46.4          39.1<F4>     178.6

Earnings per common share before
    extraordinary items
    and cumulative effect of change
    in accounting principle . . . . . . . .            .48           .75          .61           .64<F4>      2.48

<F1> In  the first  quarter  of 1993,  the  Company recorded  the cumulative effect of a change in accounting principle related to the adoption of Statement No. 109 resulting in a $3.4 ($.04 per share) benefit.
<F2> In connection with the  refinancing of the Credit Agreements and the redemption of the 12-3/8% Notes in the third quarter of 1993, the Company recorded an extraordinary charge of
     approximately  $8.6   ($.11   per  share)   which   consists
     principally  of   the  non-cash  write-off  of  the  related
     unamortized debt expense on the Credit Agreements and the 12-3/8% Notes and the premiums paid in connection with the early redemption of the 12-3/8% Notes, both net of income tax benefits.
<F3> In the fourth quarter of 1993, the Company recorded a pretax gain of approximately $67.3 ($.55 per share) related to its investment in Acme Boot.
<F4> In connection  with the redemption  of the  10-3/4% Notes  in
     the  fourth  quarter  of  1992,  the  Company  recorded   an
     extraordinary charge of approximately  $9.9 ($.13 per share)
     which  consists   principally  of   the  premiums  paid   in
     connection with the early redemption of the 10-3/4% Notes and the non-cash write-off of the related unamortized debt expense, both net of income tax benefits.


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1993 were as follows:

     Name                 Age                 Position

William Farley             51      Chairman of the Board
                                     and Chief Executive Officer
John B. Holland            61      President and Chief Operating
                                     Officer
Richard C. Lappin          49      Vice-Chairman of the Board
Richard M. Cion            50      Senior Executive Vice
                                     President-
                                     Corporate Development
Michael F. Bogacki         39      Vice President and Controller
Kenneth Greenbaum          49      Vice President and General
                                   Counsel
Burgess D. Ridge           49      Vice President-Administration
Earl C. Shanks             37      Vice President and Treasurer

     Officers serve at the discretion of the Board of Directors. Messrs. Farley (for periods prior to January 1, 1992), Lappin, Cion, O'Hara, Bogacki, Greenbaum, Ridge and Shanks are employed by FII which provides management services to companies owned or controlled by Mr. Farley. They devote their time to those companies as needed and, accordingly, do not devote full time to any single company, including the Company. Certain of the executive officers, as noted below, are also executive officers of FI and VBQ, Inc. ("VBQ"), formerly a defense contractor and an affiliate of FI. Certain of the executive officers, as noted
below, were also executive officers of Valley Fashions Corp. (formerly West Point Acquisition Corp.). During 1992, FI and Valley Fashions Corp. emerged from bankruptcy proceedings and VBQ became the subject of a Chapter 7 liquidation.


     William Farley. Mr. Farley has been Chairman of the Board and Chief Executive Officer of the Company since May 1985. During the past five years, Mr. Farley has also been Chairman and Chief Executive Officer of FII. He has held substantially similar positions with FI since 1982, VBQ since 1984, West Point-Pepperell, Inc. ("West Point") from April 1989 until October 1992 and Valley Fashions Corp. from March 1989 until October 1992.

ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF THE  REGISTRANT -
          (Continued)

     John B. Holland. Mr. Holland has been a director of the Company since November 1992 and President of the Company since May 1992. Mr. Holland has served as Chief Operating Officer of the Company for more than the past five years. Mr. Holland served as Vice Chairman of West Point from April 1989 until September 1992 and as a director of West Point from April 1989 until September 1992. Mr. Holland served as Vice Chairman of Valley Fashions Corp. from March 1989 until June 1990. Mr.
Holland is also a director of Dollar General Corp. and First Kentucky National Corp.

     Richard C. Lappin. Mr. Lappin has been a director of the Company since December 1990 and Vice Chairman of the Company since October 1991. Mr. Lappin has been President and Chief Operating Officer of FII since February 1991. From October 1989 to February 1991, Mr. Lappin served in various capacities with FI, including President and Chief Executive Officer of the Doehler Jarvis and Southern Fastening Systems divisions of FI. From 1988 to October 1989, Mr. Lappin served as President of the North American Operations of the Champion Spark Plug Company, a manufacturer of automotive products.

     Richard M. Cion. Mr. Cion has been Senior Executive Vice President of the Company since June 1990, of FII since February 1990 and of West Point from February 1990 until October 1992. Mr. Cion was also a director of West Point from April 1989 until October 1992. Mr. Cion served as a director of Valley Fashions Corp. from April 1989 until June 1992. Mr. Cion was also Senior Executive Vice President of Valley Fashions Corp. from March 1992 until October 1992. From April 1988 to February 1990, Mr. Cion was a Managing Director with Drexel Burnham Lambert Incorporated, an investment banking firm.

     Paul M. O'Hara. Mr. O'Hara has been Executive Vice President and Chief Financial Officer of the Company, FII and FI since April 1988, West Point from April 1989 until November 1992 and Valley Fashions Corp from March 1989 until November 1992. Mr. O'Hara resigned from the Company effective March 1, 1994.

     Michael F. Bogacki. Mr. Bogacki has been Corporate Controller of the Company, FII and FI since October 1988. Mr. Bogacki was appointed Vice President of FII in November 1989, of the Company in May 1990 and of FI in June 1990. In June 1991, Mr. Bogacki was appointed Assistant Secretary of the Company.
Mr. Bogacki was Corporate Controller of Valley Fashions Corp. from March 1989 until November 1992. Mr. Bogacki was also Vice President of Valley Fashions Corp. from June 1991 until November 1992.

     Kenneth  Greenbaum.    Mr.  Greenbaum  has  served  as  Vice
President, General Counsel and Secretary of the Company,  FII and
FI  for more than  the past five  years.  Mr.  Greenbaum was Vice

President of West Point from April 1989 until November 1992.  Mr.
Greenbaum served as  Vice President of Valley Fashions Corp. from
March 1989 until November 1992.  During  the past five years, Mr.
Greenbaum has been General Counsel of VBQ.

     Burgess  D. Ridge.  Mr. Ridge was Assistant Treasurer of the
Company, FII and  FI from  before 1989 until  October 1991.   Mr.
Ridge was appointed Vice President Administration of FII and FI in August 1991 and of the Company in October 1991.

ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF THE  REGISTRANT -
          (Concluded)

     Earl C. Shanks. Mr. Shanks served as Vice President-Taxes and Assistant Secretary of the Company, FII and FI from May 1986 until June 1991. In June 1991, Mr. Shanks became Treasurer of the Company, FII, FI and VBQ. Mr. Shanks was Vice President and Assistant Secretary of West Point from April 1989 until November 1992. Mr. Shanks served as Vice President-Taxes and Assistant Secretary of Valley Fashions Corp. from March 1989 until June 1991. Mr. Shanks was Vice President and Treasurer of Valley Fashions Corp. from June 1991 until November 1992. During the past five years Mr. Shanks has been Vice President-Taxes of VBQ.

     Information relating to the directors of the Company is set forth in the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on May 17, 1994 (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the terms of a management agreement between FII and the Company, FII provides the Company, to the extent that the Company may request, (i) general management services which include, but are not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of any business or entity; (iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its approximately 60 employees provide services to companies owned or controlled by Mr. Farley, including the Company. Certain of the executive officers of the Company, including Mr. Farley for periods prior to December 31, 1991, are employed by, and receive their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, do not devote full time to any single company, including the Company.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND   RELATED  TRANSACTIONS   -
          (Concluded)

     In  consideration  for  investment  banking   and  financing
services, the Company pays FII fees established by FII and determined to be reasonable by FII in relation to (i) the size and complexity of the transaction; and (ii) the fees customarily charged by other advisors for similar investment banking and financing services; provided, such fees shall not exceed two percent of the total consideration paid or received by the Company or two percent of the aggregate amount available for borrowing or use under the subject agreement or facility. Fees for investment banking and financing services are generally payable to FII upon the closing of the subject transaction or agreement.

     Effective January 1993, the Company entered into a new management agreement (the "Management Agreement") with FII pursuant to which FII agreed to render substantially similar services to the Company as under the prior management agreement. Under the terms of a management agreement, the Company pays a fee to FII based on FII's cost of providing management services. The Company also paid a financing fee to FII during 1992 under the terms of a management agreement. The Company paid FII $9,900,000 in 1993 and $9,300,000 in 1992, of which approximately none and  $2,300,000 was capitalized as  deferred financing costs in 1993 and 1992, respectively. It is anticipated that the Company will enter into a management agreement for 1994 under substantially the same terms and conditions as the Management Agreement.

     Concurrently with entering into the new management agreement with FII in 1992, the Company's Board of Directors determined to employ Mr. Farley directly as Chairman and Chief Executive Officer of the Company. Mr. Farley did not receive compensation in 1993 or 1992 from FII for his services as Chairman and Chief Executive Officer of the Company.

     In consideration for general management services rendered prior to 1992, the Company paid FII an annual fee, subject to certain limitations imposed by the Company's Board of Directors, based on a percentage of net sales, which fees were limited to $10,000,000 in 1991. For the year ended December 31, 1991 the Company paid management service fees to FII of approximately $10,000,000. No financing fees were charged to the Company by FII in 1991.

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. The Company recognized no income in 1992 or 1991 related to its investment in the securities of the affiliate because of the inability of the affiliate to make payments under the terms of the securities. In the fourth quarter of 1991, the Company recognized a pretax charge of $39,200,000 in other expense-net to write down its investment in Acme Boot to its then market value. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot.

     Information relating to certain relationships and related transactions is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON
          FORM 8-K

(a) Financial statements, financial statement schedules and exhibits

          1.  Financial Statements

     The financial  statements listed  in the index  to Financial
     Statements and Supplementary Data on page 33 are filed as part of this Annual Report.

          2.  Financial Statement Schedules

     The schedules listed in the index to Financial Statements and Supplementary Data on page 33 are filed as part of this Annual Report.

          3.  Exhibits

     The exhibits listed in the Index to Exhibits on page 96 are filed as part of this Annual Report.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter of 1993.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 21, 1994.


                                 FRUIT OF THE LOOM, INC.

                         BY:        MICHAEL F. BOGACKI
                                   (Michael F. Bogacki
                              Vice President and Controller)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 21, 1994.

            Name                          Capacity

       WILLIAM FARLEY            Chairman  of the  Board  and
      (William Farley)             Chief  Executive  Officer
                                   (Principal      Executive
                                   Officer) and Director

     MICHAEL F. BOGACKI          Vice      President      and
    (Michael F. Bogacki)           Controller     (Principal
                                   Accounting  and Financial
                                   Officer)

     OMAR Z. AL ASKARI           Director
    (Omar Z. Al Askari)

   DENNIS S. BOOKSHESTER         Director
  (Dennis S. Bookshester)

      JOHN B. HOLLAND            Director
     (John B. Holland)

      LEE W. JENNINGS            Director
     (Lee W. Jennings)

      HENRY A. JOHNSON           Director
     (Henry A. Johnson)

     RICHARD C. LAPPIN           Director
    (Richard C. Lappin)

       A. LORNE WEIL             Director
      (A. Lorne Weil)

    SIR BRIAN G. WOLFSON         Director
   (Sir Brian G. Wolfson)

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (In thousands of dollars)




                                              Balance at                                            Other           Balance at
                                               Beginning       Additions at                       Changes -           End of
          Classification                       of Period           Cost            Retirements   add (deduct)<F1>     Period


1993
    Land  . . . . . . . . . . . . . . .        $     8,200      $     1,200        $     (300)     $        --      $      9,100
    Buildings, structures and
         improvements . . . . . . . . .            248,200           77,600              (600)              --           325,200
    Machinery and equipment   . . . . .            673,600          199,600            (9,000)           3,700           867,900
    Construction in progress  . . . . .             47,600          (15,900)               --               --            31,700
                                               $   977,600      $   262,500        $   (9,900)     $     3,700      $  1,233,900


1992
    Land  . . . . . . . . . . . . . . .        $     6,700      $     2,100        $     (100)     $      (500)     $      8,200
    Buildings, structures and
         improvements . . . . . . . . .            222,000           34,200            (1,800)          (6,200)          248,200
    Machinery and equipment   . . . . .            574,400          108,300            (3,200)          (5,900)          673,600
    Construction in progress  . . . . .              3,300           44,300                --               --            47,600
                                               $   806,400      $   188,900        $   (5,100)     $   (12,600)     $    977,600



1991
    Land  . . . . . . . . . . . . . . .        $     6,500      $       200        $     (100)     $       100      $      6,700
    Buildings, structures and
         improvements . . . . . . . . .            187,800           36,900            (4,000)           1,300           222,000
    Machinery and equipment   . . . . .            527,400           57,700           (12,200)           1,500           574,400
    Construction in progress  . . . . .             23,800          (20,500)               --               --             3,300
                                               $   745,500      $    74,300        $  (16,300)     $     2,900      $    806,400

<F1> Principally currency translation  adjustments and, in  1993, the Salem Acquisition.


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
    SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                  PROPERTY, PLANT AND EQUIPMENT
           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (In thousands of dollars)



                                               Balance at         Additions                              Other          Balance at
                                                Beginning         Charged to                           Changes -          End of
                                                of Period    Costs and Expenses      Retirements     add (deduct)<F1>   of Period



1993
    Buildings, structures and
         improvements . . . . . . . . . .      $   51,700         $   14,500         $    (200)       $      --        $   66,000
    Machinery and equipment   . . . . . .         238,800             69,800            (6,600)            (100)          301,900
                                               $  290,500         $   84,300         $  (6,800)       $    (100)       $  367,900

1992
    Buildings, structures and
         improvements . . . . . . . . . .      $   41,300           $ 12,400         $  (1,600)       $    (400)       $   51,700
    Machinery and equipment   . . . . . .         186,500             55,400            (1,800)          (1,300)          238,800
                                               $  227,800           $ 67,800         $  (3,400)       $  (1,700)       $  290,500


1991
    Buildings, structures and
         improvements . . . . . . . . . .      $   32,300           $ 11,300         $  (2,400)       $     100        $   41,300
    Machinery and equipment   . . . . . .         145,000             47,600            (6,300)             200           186,500
                                               $  177,300           $ 58,900         $  (8,700)       $     300        $  227,800

<F1> Principally currency translation adjustments.


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (In thousands of dollars)






                                              Balance at                    Additions                                    Balance
                                               Beginning         Charged to            Charged to                        at End
Description:                                   of Period     Costs and Expense    Other Accounts<F1>     Deductions<F2> of Period


Year Ended December 31, 1993:
Reserves deducted from assets
  to which they apply:

Accounts Receivable allowances:
  Doubtful accounts . . . . . . . . . .        $  10,800           $  4,100             $   2,800           $  5,200    $  12,500
  Sales discounts, returns, and
    allowances  . . . . . . . . . . . .            3,500              3,600                    --              3,500        3,600
                                               $  14,300           $  7,700               $ 2,800           $  8,700    $  16,100

Year Ended December 31, 1992:
Reserves deducted from assets
  to which they apply:

Accounts Receivable allowances:
  Doubtful accounts . . . . . . . . . .        $  11,400           $  5,100               $   600           $  6,300    $  10,800
  Sales discounts, returns, and
    allowances  . . . . . . . . . . . .            2,800                900                    --                200        3,500
                                               $  14,200           $  6,000               $   600           $  6,500    $  14,300


Year Ended December 31, 1991:
Reserves deducted from assets
  to which they apply:

Accounts Receivable allowances:
  Doubtful accounts . . . . . . . . . .        $   9,100           $  6,900               $ 1,800           $  6,400    $  11,400
  Sales discounts, returns, and
    allowances  . . . . . . . . . . . .            1,100              2,100                    --                400        2,800
                                               $  10,200           $  9,000               $ 1,800           $  6,800    $  14,200

<F1> Recoveries of bad debts and, in 1993, the Salem Acquisition.
<F2> Bad debts written  off and allowances and discounts taken by customers.


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
               SCHEDULE IX - SHORT-TERM BORROWINGS
           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (In thousands of dollars)







                                                                                  Maximum           Average
                                                               Weighted           Amount            Amount            Weighted
                                            Balance at         Average          Outstanding       Outstanding         Interest
Category of Aggregate                         End of           Interest         During the        During the         Rate During
Short-term Borrowings                         Period           Rate<F1>           Period          Period<F1>         the Period

Year Ended December 31, 1993  . . . . .      $       --            --             $  311,800        $  203,600             4.2%

Year Ended December 31, 1992  . . . . .      $   65,100           5.0%            $  180,100        $   65,700             5.1%

Year Ended December 31, 1991  . . . . .      $   47,900           6.8%            $  245,000        $  151,100             8.4%


<F1> Average borrowings  were determined by using  the average of month-end balances, and the average interest rates were based on the weighted average interest rates for all short-term borrowings.


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (In thousands of dollars)





                                                                 Charged to Costs and Expenses
                Item<F1>                             1993                    1992                     1991


Maintenance and Repairs . . . . . . . . .         $   39,600              $   39,200               $   30,400

Advertising Costs . . . . . . . . . . . .         $   52,800              $   62,500               $   52,400

<F1> Items  omitted do  not  exceed 1%  of  total sales,  or  are disclosed elsewhere herein.


             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                        INDEX TO EXHIBITS
                    (Item 14(a)(3) and 14(c))
                                                                      Sequential
                               Description                               page
                                                                        number
     3(a)*   -  Restated   Certificate   of  Incorporation   of  the
                Company  and   Certificate  of   Amendment  of   the
                Restated   Certificate   of  Incorporation   of  the
                Company   (incorporated   herein  by   reference  to
                Exhibit 3 to the Company's  Quarterly Report on Form
                10-Q for the quarter ended June 30, 1993).
     3(b)*   -  By-Laws  of  the  Company  (incorporated  herein  by
                reference   to   Exhibit  4(b)   to   the  Company's
                Registration  Statement   on  Form  S-2,   Reg.  No.
                33-8303 (the "S-2")).
     4(a)*   -  $800,000,000  Credit  Agreement dated  as  of August
                16,   1993,  among  the   several  banks  and  other
                financial institutions  from  time to  time  parties
                thereto (the  "Lenders"), Bankers  Trust Company,  a
                New  York  banking  corporation,  as  administrative
                agent for  the  Lenders thereunder,  Chemical  Bank,
                National Bank  of North Carolina  N.A., The  Bank of
                New York  and the Bank of Nova Scotia, as co-agents.
                (incorporated herein by reference to Exhibit  4.3 to
                the Company's  Registration Statement  on Form  S-3,
                Reg. No. 33-50567 (the "1993 S-3")).
     4(b)*   -  Subsidiary  Guarantee Agreements dated  as of August
                16,   1993  by  each  of  the  guarantors  signatory
                thereto  in favor  of the  beneficiaries referred to
                therein   (incorporated   herein  by   reference  to
                Exhibit 4.4 to the 1993 S-3).
     10(a)*  -  Fruit  of  the  Loom 1989  Stock  Grant  Plan  dated
                January 1,  1989 (incorporated  herein by  reference
                to Exhibit 10(b)  to the Company's Annual  Report on
                Form 10-K for the year ended December 31, 1988).
     10(b)*  -  Fruit   of   the  Loom   1987   Stock   Option  Plan
                (incorporated herein by  reference to Exhibit  10(b)
                to the S-2).
     10(c)*  -  Fruit of the  Loom, Inc. Stock Option  Agreement for
                Richard C.  Lappin (incorporated herein by reference
                to Exhibit 10(d)  to the Company's Annual  Report on
                Form 10-K for the year ended December 31, 1991).
     10(d)*  -  Fruit of the  Loom 1992 Executive Stock  Option Plan
                (incorporated herein  by reference to  the Company's
                Registration Statement  on  Form S-8,  Reg. No.  33-
                57472).
     10(e)*  -  Fruit  of the  Loom,  Inc. Directors'  Stock  Option
                Plan  (incorporated  herein  by  reference  to   the
                Company's Registration Statement  on Form S-8,  Reg.
                No. 33-50499).

     10(f)*  -  Agreement and  Plan of Merger,  dated as  of October
                11,   1993,    by   and   among   Salem   Sportswear
                Corporation,  Fruit   of  the   Loom,  Inc.and   FTL
                Acquisition Corp. (incorporated herein  by reference
                to Exhibit 2.1 to the 1993 S-3).
     10(g)   -  Purchase  Agreement dated  as  of February  28, 1994       98
                among The  Gitano Group,  Inc., each  of the  direct
                and indirect  subsidiaries of  Gitano  and Fruit  of
                the Loom, Inc.
     11      -  Computation of Earnings Per Common Share.                 133
     22      -  Subsidiaries of the Company.                              135
     24      -  Consent of Ernst & Young.                                 138


* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth
Street, N.W., Washington, D.C. 20549 (Commission file #1-8941).

   The Registrant has not listed or filed as Exhibits to this Annual Report certain instruments with respect to long-term debt representing indebtedness of the Company and its subsidiaries which do not individually exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish such instruments to the Securities and Exchange Commission upon request.

                                                    EXHIBIT 10(g)
                        PURCHASE AGREEMENT


        AGREEMENT dated as of February 28, 1994 among THE GITANO GROUP, INC., a Delaware corporation having an office at 1411 Broadway, New York, New York 10018 ("Gitano"); each of the direct and indirect subsidiaries of Gitano signatory hereto (such subsidiaries being referred to herein as the "Subsidiaries" and, together with Gitano, as "SELLER"); and FRUIT OF THE LOOM, INC., a Delaware corporation having an office at 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois 60606 ("BUYER").
                        R E C I T A L S :
        This Agreement sets forth the terms and conditions upon which BUYER agrees to purchase from SELLER, and SELLER agrees to sell to BUYER, the business of SELLER as presently conducted (the "Business"), including substantially all of its assets, free and clear of all Liens (as defined below) and debt, and certain executory contracts.
        NOW, THEREFORE, in consideration of the foregoing and the mutual covenants set forth herein, the parties agree as follows:
1.  Definitions
        The following  terms, as used  herein, have the  following meanings:
         "Accounts Receivable" means all accounts receivable of SELLER arising in the ordinary course of the Business from SELLER's marketing services program (known as the "advanced integration program"), the sale of goods at wholesale and SELLER's licensing activities, excluding all such accounts receivable that are more than 90 days past due.
         "Additional   Designated   Contract"  has   the  meaning
        assigned to that term in Section 2(c).
         "Agreement" means this Purchase Agreement, including all exhibits and schedules hereto.
         "Approval Order" means an order of the Bankruptcy Court, in form and substance reasonably satisfactory to BUYER, approving and authorizing SELLER to enter into this Agreement and to consummate the transactions contemplated hereby, ordering that (i) the Assets sold to BUYER pursuant to this Agreement shall be free and clear of all Liens, such Liens to attach to the Purchase Price payable pursuant to Section 3; provided, however, that such Liens shall not attach to any portion of the Purchase Price to be returned to BUYER as a result of the adjustments set forth in Sections 3(b), 3(c) or 3(d);
        (ii) BUYER has acted in good  faith within the context  of
        Section 363(m) of the Bankruptcy Code; (iii) BUYER is not acquiring any of SELLER's liabilities except as expressly provided in this Agreement; (iv) except with respect to claims expressly assumed by BUYER pursuant to this
        Agreement, all Persons are enjoined from in any way pursuing BUYER by suit or otherwise, to recover on any claim which it had, has or may have against SELLER; (v) all Designated Contracts (other than Additional

        Designated Contracts referred to in clause (B) of the second paragraph of Section 2(c)) shall be rejected by SELLER and all Assigned Contracts shall be assumed by SELLER and assigned to BUYER pursuant to Section 365 of the Bankruptcy Code (in each case in accordance with
        Section  2(c)); and  (vi) the  caption of  the Chapter  11
        petitions  filed  by  The   Gitano  Group,  Inc.,   Gitano
        Licensing,  Inc., the Gitano Manufacturing Group, Inc. and
        Gitano  Sportswear  LTD.   shall  be  amended  so  as   to
        eliminate from the names of such entities the name "Gitano" or any name similar to such name or any variants or abbreviations of such name (e.g., such caption may read: The XYZ Group, Inc., f/k/a The Gitano Group, Inc.; XYZ Licensing, Inc., f/k/a Gitano Licensing, Inc.; The
        XYZ   Manufacturing   Group,   Inc.,   f/k/a  The   Gitano
        Manufacturing Group, Inc.; and XYZ Sportswear LTD., f/k/a Gitano Sportswear LTD., respectively).
         "Assets"  has  the  meaning assigned  to  that  term  in
        Section 2.
         "Assigned Contracts" has the meaning assigned to that term in Section 2(c).
         "Assumed A/R Amount" has the meaning assigned to that term in Section 3(b)(ii).
         "Assumed Inventory Amount" has the meaning assigned to that term in Section 3(b)(i).
         "Assumed Obligations" has the meaning assigned to that term in Section 4(b).
         "Bankruptcy Code" means Title 11 of the United States Code, commonly known as the Bankruptcy Code, as it may be amended.
         "Bankruptcy Court"  means the  United States  Bankruptcy
        Court  for  the   District  in  which  SELLER  files   the
        Bankruptcy Petition.
         "Bankruptcy Petition" has the meaning assigned to that term in Section 5.
         "Business" has the meaning assigned to that term in the first paragraph of the Recitals hereof.
         "Closing" means the closing of the purchase and sale of the Assets pursuant to this Agreement.
         "Closing Date" means the time and date of the Closing determined pursuant to Section 5.
         "Designated Contracts" has the meaning assigned to that term in Section 2(c).
         "Employment Agreements" has the meaning assigned to that term in Section 7(e).
         "Equipment" has  the meaning  assigned to  that term  in
        Section 2(a)(i).
         "Equipment Leases" has the meaning assigned to that term in Section 7(e).
         "Escrow Agent" means Kronish, Lieb, Weiner & Hellman, counsel to SELLER.
         "Escrow Agreement" means the escrow agreement dated as of the date hereof among BUYER, SELLER and the Escrow Agent in the form of Exhibit A hereto.


K:\CORP\MSF\GITANO\BNKR-SAL.8

         "Foreign Subsidiaries" means the direct or indirect wholly owned subsidiaries of Gitano listed on Schedule 1 hereto.
         "G.G. Licensing" means G.G. Licensing,  Inc., a Delaware
        corporation.
         "Gitano's Best Knowledge" means the conscious awareness of facts or other information by Robert E. Gregory, Jr., Robert J. Pines, C. William Crain, Eddie Albert, Steven
        M.   Gerber,  Wendy  Nacht,  George   Soffron  or  Camillo
        Faraone.
         "HSR   Act"   means   the  Hart-Scott-Rodino   Antitrust
        Improvements Act of 1976, as amended, and the related regulations and published interpretations.
         "Initial Designated Contracts" has the meaning assigned to that term in Section 2(c).
         "Inventory" has  the meaning  assigned to  that term  in
        Section 2(a)(ii).
         "Inventory Cost" means SELLER's aggregate standard cost for each item of its Inventory (including work-in-progress) on the Closing Date, "WIP Closing Value" means SELLER's aggregate standard cost for each unit of its work-in-progress included within the Inventory on the Closing Date, "WIP Unit Number" means the number of units of SELLER's work-in-progress included within the Inventory on the Closing Date, and "WIP Average Cost" means an amount equal to the WIP Closing Value divided by the WIP Unit Number, in each case determined in accordance with  SELLER's letter to  BUYER dated the  date hereof.
         "Licenses"  has the  meaning assigned  to  that term  in
        Section 7(e).
         "Lien"  means  any  lien,   security  interest,  pledge,
        hypothecation, encumbrance or other interest or claim (including but not limited to any and all "claims" as defined in Section 101(5) of the Bankruptcy Code and any and all rights and claims under any bulk transfer statutes and similar laws) in or with respect to any of the Assets (including but not limited to any options or rights to purchase such Assets and any mechanic's or tax liens), whether arising by agreement, by statute or otherwise and whether arising prior to, on or after the date of the filing by SELLER pursuant to Section 5 of the Bankruptcy Petition.
         "Net Accounts Receivable" means the amount of the Accounts Receivable, net of reserves for returns, allowances, chargebacks and doubtful accounts, as of the Closing Date, determined in accordance with SELLER's past practice consistently applied.
         "Other Excluded Contracts" has the meaning assigned to that term in Section 2(c).
         "PBGC" means Pension Benefit Guaranty Corporation. "Person" means any individual, corporation, partner-
        ship, joint venture, trust, association, unincorporated organization, other entity, or governmental body or subdivision, agency, commission or authority thereof.

K:\CORP\MSF\GITANO\BNKR-SAL.8

         "Real Property Leases" has the meaning assigned to that term in Section 7(e).
         "Scheduling Order" means an order of the Bankruptcy Court, in form and substance reasonably satisfactory to BUYER, (i) approving the Topping Fee and Sections 7(m), 12(d) and 17(l), (ii) approving such bidding procedures as may be reasonably acceptable to BUYER, including, without limitation, (x) that "higher and better" offers for the Assets be filed with the Bankruptcy Court no later than three days prior to the hearing to consider the Approval Order and (y) that "higher and better" offers must be fully financed and contain a cash purchase price that exceeds the Purchase Price by $3,000,000,
        (iii) scheduling a hearing to approve the Approval  Order,
        (iv) providing that notice of the hearing and the relief requested in the Approval Order be given to all creditors of SELLER, including, without limitation, all Persons holding a Lien on any of the Assets, all licensees, the PBGC, International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 260, and all relevant taxing authorities, (v) providing for publication of the hearing notice in the Wall Street Journal, National Edition, (vi) requiring SELLER to serve a notice upon each non-SELLER party to each License that does not constitute an Initial Designated Contract or an Additional Designated Contract referred to in clause (A) of the second paragraph of
        Section 2(c) in advance of the hearing to consider the Approval Order, advising of the existence of any default of SELLER under such License (whether monetary or otherwise) and the dollar amount believed to be necessary to cure such default, and (vii) providing that any non-SELLER party to such a License who fails to timely file a response alleging the existence of other defaults and/or contesting the dollar amount believed to be necessary to cure any default shall be forever barred from subsequently asserting any claim or default that existed under such License as of the date of the notice sent by SELLER to the non-SELLER party.
         "SELLER LCs" means all letters of credit for the purchase of Inventory which have been issued on behalf of SELLER and remain outstanding as of the Closing Date.
         "Topping Fee" means a fee payable by SELLER to BUYER equal to $1.5 million.
         "Topping Fee Event" means a sale or other disposition of Assets, Licenses, Real Property Leases or Equipment Leases (whether in one or more transactions) to another buyer pursuant to an order of the Bankruptcy Court in which the amount of the consideration payable in respect of the Assets, Licenses, Real Property Leases or Equipment Leases in the aggregate is greater than the Purchase Price payable by BUYER pursuant to Section 3.
2.  Purchase and Sale
        (a) Subject to the terms and conditions of this Agree-ment, on the Closing Date SELLER shall sell, transfer, assign and

K:\CORP\MSF\GITANO\BNKR-SAL.8
deliver to BUYER, free and clear of any and all Liens, and BUYER shall purchase and acquire from SELLER, all right, title and interest of SELLER in and to the following assets (collectively, the "Assets"), in each case as of the Closing Date:
         (i) All furniture, machinery, equipment, furnishings, operating equipment, supplies and tools, and all parts thereof and accessions thereto, owned by SELLER (collectively, the "Equipment");
         (ii) All current first-quality jeans replenishment inventory (including raw materials and other supplies, work-in-progress, in-transit inventory and finished goods), owned by SELLER, which is held for sale to customers in the ordinary course of the Business (collec-tively, the "Inventory"), including all returns after the Closing Date;
         (iii)    all   other  inventory  (in  addition   to  the
        Inventory)  used  or   held  for  use  by  SELLER  in  the
        Business;
         (iv) Subject to Section 2(a)(iv), all of the names, trademarks, trade names, service marks and copyrights, logos, slogans and patents, if any, (including any and all applications, registrations, extensions and renewals thereof) owned by SELLER (excluding G.G. Licensing), as set forth on Schedule 2(a)(iv) hereto, together with all associated goodwill;
         (v) All of the assets of G.G. Licensing (which consist of the trademarks set forth on Schedule 2(a)(v) hereto), subject to certain perpetual licenses referred to in such Schedule;
         (vi)     All  of  the  stock  in  each  of  the  Foreign
        Subsidiaries, provided that such Foreign Subsidiary is either (A) designated by BUYER on Schedule 1 hereto or
        (B) designated by BUYER by notice to SELLER at least one business day prior to the hearing in the Bankruptcy Court to consider the Approval Order (it being understood that the stock and assets of any Foreign Subsidiary not so designated will be excluded from the Assets);
         (vii) All customer and mailing lists of SELLER, and existing telephone numbers, telecopier numbers and telex numbers used by SELLER at any of its places of business;
         (viii)  All outstanding Accounts Receivable of SELLER;
         (ix) All outstanding orders for the purchase of goods from SELLER (including orders under the advanced integration program referred to in the definition of "Accounts Receivable" in Section 1);
         (x) All invoices, bills of sale and other instruments and documents evidencing SELLER's title to Assets (including those relating to SELLER LCs) that are in the possession of SELLER;
         (xi) All data processing systems, records, files, data bases, and other papers and information of SELLER used in connection with the Business or in any way relating to the Assets;



K:\CORP\MSF\GITANO\BNKR-SAL.8

         (xii) All stationery and other imprinted material and office supplies, and packaging and shipping materials, of SELLER;
         (xiii) The name "Gitano" and all corporate and other names (excluding "Regatta" and related names) used by SELLER in the Business or which are the subject of any filing by SELLER including in any jurisdictions in which SELLER is registered as a domestic or foreign corporation and all variations of the foregoing; and
         (xiv) All rights of SELLER or any Foreign Subsidiary designated on Schedule 1 hereto with respect to any insurance policy to the extent covering liabilities of any such Foreign Subsidiary or liabilities assumed by BUYER and to the extent assignable to BUYER.
         (b) Notwithstanding anything to the contrary contained in this Agreement, the Assets do not include the following:
         (i) The corporate seals, minute books, stock record books and other corporate records having exclusively to do with the corporate organization and capitalization of SELLER;
         (ii) Any tax or customs refunds to which SELLER is or may be entitled (other than with respect to any tax or customs paid by BUYER);
         (iii) Shares of the capital stock of Gitano and each direct or indirect subsidiary of Gitano, including the Subsidiaries and the Foreign Subsidiaries (other than those designated by BUYER to SELLER pursuant to Section 2(a)(vi)(A) or (B)).
         (iv)    The "Regatta"  and related  trademarks, together
        with all license agreements relating to such trademarks;
         (v)  Any payments to which SELLER is or may be  entitled
        from any  sale  of assets,  property  or  stock by  SELLER prior to the date hereof, including without limitation the return of escrowed funds (excluding Accounts Receivable outstanding as of the Closing Date);
         (vi) SELLER's right, title and interest in, to and under (including all amounts received or to be received by SELLER pursuant to) (A) the Promissory Note Due December 31, 1994 made by The Childrens' Place Retail Stores Inc. in favor of Gitano in the principal amount of $1.35 million, and (B) (x) the Settlement Agreement dated as of November 1, 1993, among Gitano, certain of its subsidiaries, Gypsy Imports, Inc. and Nessim Dabah, and
        (y) the Stock Purchase Agreement and the license and commission agreements, promissory notes, guaranties and affidavits of confession referred to in such Settlement Agreement.
         (vii) All cash on hand and in bank accounts, prepaid insurance, prepaid interest and other prepaid items and deposits, of SELLER as of the Closing Date, including without limitation any refund of insurance premiums paid by SELLER, or dividends with respect to any insurance policy the premiums for which were paid by SELLER (except that BUYER shall be entitled to all right, title and interest of SELLER in and to any leasehold improvements,

K:\CORP\MSF\GITANO\BNKR-SAL.8
        prepaid rent and security deposits in respect of any Lease assigned to it pursuant to Section 2(c)); and provided that, if and to the extent that for payroll or other corporate purposes the parties agree to include cash on hand or in bank accounts within the Assets, the Purchase Price shall be increased, dollar for dollar, by the amount of cash so included;
         (viii) All choses in action and causes of action, claims and rights of recovery or setoff of every kind or character of or for the benefit of SELLER arising out of or in connection with the actions listed on Schedule
        2(b)(viii) hereto or that otherwise do not relate to the Assets, irrespective of the date on which any such cause of action, claim or right may arise or accrue;
         (ix) Accounting records (including workpapers, general ledgers and financial statements) and tax returns, and other business records and reports that do not relate to the Assets;
         (x) All right, title and interest of SELLER in, to and under insurance policies (except to the extent provided in Section 2(a)(xiv)), including without limitation directors and officers insurance policies, and indemnification agreements with directors and officers; and

         (xi)     Any   other   assets  (including   rights)  not
        specifically enumerated in Sections 2(a) and 2(c).
        (c) Concurrently with its execution of this Agreement, BUYER has designated in the appropriate place on Schedule 7(e) certain Real Property Leases, Equipment Leases, Licenses and other agreements that BUYER desires SELLER to reject pursuant to
Section 365 of the Bankruptcy Code (each Real Property Lease, Equipment Lease, License and other agreement so designated being referred to as an "Initial Designated Contract") and certain Real Property Leases and Equipment Leases (in addition to the Initial Designated Contracts) that BUYER does not desire to assume
("Other  Excluded  Contracts").    At the  Closing,  BUYER  shall
acquire  all  right, title  and interest  of  SELLER in  all Real
Property  Leases,   Equipment  Leases  and  Licenses   and  other
agreements  listed  on  Schedule   7(e)  which  are  not  Initial
Designated Contracts or Other Excluded Contracts (the "Assigned Contracts"); provided that not less than five days prior to the hearing on the Approval Order, BUYER, in its sole discretion, may
(i) designate as "Additional Designated Contracts" any contracts listed on Schedule 7(e) (other than those to which G.G. Licensing or any Foreign Subsidiary is a party) which do not constitute Initial Designated Contracts and which BUYER wishes SELLER to reject (such Additional Designated Contracts, together with the Initial Designated Contracts, the "Designated Contracts"); and
(ii) designate as "Other Excluded Contracts" any contracts listed on Schedule 7(e) (other than those to which G.G. Licensing or any Foreign Subsidiary is a party) which do not already constitute "Other Excluded Contracts" and which BUYER does not wish to assume; and further provided that the Employment Agreements will not be assumed by BUYER.

K:\CORP\MSF\GITANO\BNKR-SAL.8

        SELLER shall cause (A) all Initial Designated Contracts and all Additional Designated Contracts that are so designated by BUYER in accordance with this Section 2(c) at least 12 hours prior to the filing of the Bankruptcy Petition to be rejected pursuant to the Approval Order, and (B) all other Additional Designated Contracts to be rejected within 25 days after the Closing; provided, that the foregoing shall not apply to any License that constitutes a Designated Contract if the Bankruptcy Court fails to agree to SELLER's request to reject such License,
in  which  event  such   License  shall  constitute  an  Assigned
Contract.   In  addition,  if and  to  the extent  the  documents
described on Schedule 7(e)(iii)(A) are contracts of SELLER or to the extent SELLER has any binding oral commitments to the parties referenced on such schedule, they shall be rejected by SELLER as of the Closing Date.
3.  Purchase Price
        (a) In consideration of the sale and transfer of the Assets and the Assigned Contracts (in addition to the assumption by BUYER of the Assumed Obligations pursuant to Section 4), subject to the terms and conditions of this Agreement, BUYER shall pay to SELLER an amount (the "Purchase Price") equal to $100,000,000, subject to adjustment pursuant to Sections 3(b), 3(c) and 3(d). The Purchase Price shall be payable as follows:
         (i) Concurrently with the execution of this Agreement, BUYER shall pay to the Escrow Agent by federal funds wire transfer the sum of $5,000,000, such sum (together with any interest thereon, the "Deposit") to be held in escrow subject to the terms of the Escrow Agreement;
         (ii) On the Closing Date, BUYER shall pay to SELLER by federal funds wire transfer the sum of $80,000,000;
         (iii) On the Closing Date, the excess of (A) the Purchase Price (before adjustment pursuant to Sections 3(b), 3(c) and 3(d)) over (B) the sum of the Deposit plus the amount paid pursuant to Section 3(a)(ii) shall be paid by federal funds wire transfer or a certified or bank check payable to the order of SELLER to be deposited in a debtor-in-possession account (the "Account") and to be held in trust for BUYER, to the extent of the net adjustments, if any, payable to BUYER pursuant to Sections 3(b), 3(c) and 3(d);
         (iv) Within 10 days after determination of the amount, if any, of the net adjustments payable pursuant to
        Sections 3(b) and 3(c), BUYER shall pay to SELLER as additional Purchase Price the net amount, if any, by which the Purchase Price is increased pursuant to Section 3(b), or SELLER shall pay to BUYER from the Account as a reduction of the Purchase Price the net amount by which the Purchase Price is reduced pursuant to Sections 3(b) and 3(c). Such payment shall be made by federal funds wire transfer or certified or bank check. Upon the payment of the net adjustments pursuant to Sections 3(b) and 3(c) in accordance with this Section 3(a)(iv) all amounts held in the Account (other than any amount specified in Section 3(d)) shall be released to SELLER.


K:\CORP\MSF\GITANO\BNKR-SAL.8

        (b) (i) The parties acknowledge that the Purchase Price is based upon the Inventory Cost being $13,900,000 (the "Assumed Inventory Amount"). An agent designated by BUYER and an agent designated by SELLER shall take a physical count of the Inventory as of the Closing Date and, within 30 days thereafter, shall produce a statement listing (A) the Inventory as of the Closing Date, and (B) the WIP Closing Value, the WIP Unit Number, the WIP Average Cost, and the Inventory Cost (which shall be final and binding on the parties). If the Inventory Cost as so determined exceeds the Assumed Inventory Amount, the Purchase Price shall be increased by the dollar amount of such excess. If the Assumed Inventory Amount exceeds the Inventory Cost as so determined, the Purchase Price shall be reduced by the dollar amount of such
excess.   Any  such  increase  or  reduction  shall  be  paid  in
accordance with Section 3(a)(iv).
        (ii) The parties further acknowledge that the Purchase Price is based upon the Net Accounts Receivable being $10,400,000
(the "Assumed A/R  Amount").   Within 30 days  after the  Closing
Date, BUYER and SELLER shall jointly (A) determine the Net Accounts Receivable and (B) produce a statement listing the Net
Accounts  Receivable  as  so  determined.   If  the  Net Accounts
Receivable as so determined exceeds the Assumed A/R Amount, the Purchase Price shall be increased by the dollar amount of such
excess.    If the  Assumed A/R  Amount  exceeds the  Net Accounts
Receivable as of the Closing Date as so determined, the Purchase Price shall be reduced by the dollar amount of such excess. Any such increase or reduction shall be paid in accordance with
Section 3(a)(iv).
        (iii) If, within the 30-day period following the Closing Date, SELLER and BUYER (or their agents) are unable to jointly determine the Inventory Cost or the Net Accounts Receivable in accordance with Section 3(b)(i) or (ii), as the case may be, either party may submit such determination to the Bankruptcy Court.
        (c)     In  the  event  of   a  material   breach  of  any
representation or warranty made by SELLER in this Agreement or any breach of the representation and warranty made by SELLER in
Section 7(g), BUYER shall have a period of 45 days following the Closing Date to make a claim against SELLER with respect to such breach, by sending to SELLER a written notice specifying the nature of the breach and the dollar amount of loss, damage, injury, diminution in value, cost or expense (collectively,
"Losses") incurred  by BUYER  as a  result  of such  breach.   If
SELLER  does  not  object   (in  accordance  with  the  following
sentence) to BUYER's claim, the Purchase Price shall be reduced by the amount of such Losses and such reduction shall be paid in
accordance with  Section 3(a)(iv).   If SELLER notifies  BUYER in
writing, within 10 days of receipt of BUYER's notice, that it objects to the amount of such Losses or the nature of BUYER's claim, the Bankruptcy Court shall determine the appropriate adjustment, if any, to be made to the Purchase Price in respect of such claim.
        (d) The parties understand that, because the present value of the benefit liabilities (within the meaning of Section 4001(a)(16) of the Employee Retirement Income Security Act of

K:\CORP\MSF\GITANO\BNKR-SAL.8

1974, as amended ("ERISA")) of SELLER's defined benefit plan (the "Plan") may exceed the value of the assets of the Plan, SELLER may have liability to the PBGC ("Termination Liability") in the event of a termination of the Plan (as determined in accordance
with  Title   IV  of  ERISA  and   the  regulations  thereunder).
Accordingly, a portion of the Account mutually agreed to by the parties (in an amount equal to the parties' estimate of possible Termination Liability) shall be held in trust for BUYER until the
earliest to  occur of the  following:   (i) BUYER or  any of  its
subsidiaries (including any subsidiary that acquires Assets or the stock of which is acquired by BUYER pursuant to this Agreement) shall be held to have liability to the PBGC for any portion of the Termination Liability as a result of BUYER'S acquisition of any of the Assets, in which case the amount of such liability shall be released to BUYER and the remainder of the amount held in the Account pursuant to this Section 3(d) shall be released to SELLER; or (ii) SELLER shall have satisfied BUYER that no grounds for such liability shall exist, or shall have provided BUYER with indemnification reasonably satisfactory to BUYER against any such liability, in which case the entire amount held in the Account pursuant to this Section 3(d) shall be released to SELLER; or (iii) following termination of the Plan it is established pursuant to Section 4048(a) of ERISA that the date of termination of the Plan is after the Closing Date, in which case the entire amount held in the Account pursuant to this
Section 3(d) shall be released to SELLER.
3A.   Interim Services and Removal of Assets from Gitano Premises
        (a) The parties acknowledge that, although BUYER is not assuming the lease of the premises occupied by SELLER in Dayton, New Jersey (the "Dayton Facility"), BUYER will need a limited
period   of  time   following  the   Closing  to   integrate  the
distribution  services  provided  by  SELLER out  of  its  Dayton
Facility into BUYER's own distribution facilities.   Accordingly,
the parties agree that during the 90-day period following the Closing (the "Interim Period") SELLER, to the extent reasonably requested by BUYER, will use its reasonable efforts to receive at, and distribute from, the Dayton Facility BUYER's goods in a
manner  consistent with  past practices.   SELLER  shall be  paid
within 10 days of BUYER's receipt of SELLER's invoice for such services in an amount equal to SELLER's cost of providing such
services  plus 10%.   SELLER  shall perform  such services  as an
independent  contractor and not as  an agent for  BUYER and shall
retain  exclusive   control  over  its  work   force.  Until  the
expiration of the Interim Period, SELLER shall provide BUYER and its agents or representatives reasonable access to the Dayton Facility for the purpose of removing Assets (including, without limitation, racks, computer and other equipment and supplies and inventory) remaining on the premises.
        (b) If BUYER fails to designate Noel of Jamaica Ltd. (the "Jamaican Subsidiary") pursuant to Section 2(a)(vi) and
thereby  elects  not  to  acquire   the  stock  of  the  Jamaican
Subsidiary pursuant to this Agreement, then, during the Interim Period, SELLER will use its reasonable efforts to cause the Jamaican Subsidiary to complete the manufacture of all work-in-progress included within the Inventory as of the Closing Date

K:\CORP\MSF\GITANO\BNKR-SAL.8

(there being no obligation to cut uncut raw materials) and to deliver to BUYER, from time to time in accordance with SELLER's past practice, finished goods from such work-in-progress (in such
sizes,  styles   and  quantities  as  previously   determined  in
accordance with the Jamaica Subsidiary's production schedule), and BUYER shall pay SELLER for such goods the amounts determined in accordance with the letter from SELLER to BUYER referred to in the definition of "Inventory Cost" in Section 1, subject to adjustment at the end of the Interim Period as provided in such letter; provided, that SELLER shall provide BUYER with the appropriate documentation (including quota, if applicable) to import such goods into the United States. SELLER shall safeguard all uncut raw materials included within the Inventory on the Closing Date in accordance with its past practice and deliver such raw materials at BUYER's expense to such location in the United States as BUYER may request before such final shipment is made by SELLER.
        (c) SELLER shall provide BUYER and its agents or representatives access to the premises occupied by SELLER in Edison, New Jersey during the 90-day period following the Closing Date (excluding that portion of the premises not currently used by SELLER), and to the premises occupied by SELLER at 1411 Broadway, New York, New York (on the 7th and 8th floors) during the 45-day period following the Closing Date, for the purpose of removing Assets therefrom, except that if SELLER ceases to have the right to use any such premises at any time during such period (provided that SELLER shall take all actions reasonably requested by BUYER so as to continue to have such right during such post-Closing period so long as SELLER is not required to pay for any space not currently used by SELLER), SELLER shall give notice to BUYER and SELLER shall arrange for the delivery of the Assets located at such premises at BUYER's expense to such location in the United States as BUYER may request.
        (d)   If  and to  the  extent  that following  the Closing
Date, SELLER wishes to use (i) a portion of the premises currently occupied by SELLER at 1411 Broadway, New York, New York (or any other premises in such building) and BUYER (or any of its subsidiaries) occupies any such premises or (ii) the services of certain of BUYER's employees at any such premises, BUYER shall reasonably cooperate with SELLER to accommodate such wishes for a period of up to 180 days following the Closing Date so long as doing so does not unreasonably interfere with BUYER's business and SELLER reimburses BUYER for its costs to the extent allocable to SELLER's usage of such employees.
4. Assumption of Liabilities; Letters of Credit
        (a) Except as expressly set forth in this Section 4, BUYER is not assuming, and shall have no responsibility or obligation whatsoever for, any liability or other obligation of SELLER, including, without limitation, any liability arising under applicable federal or state environmental protection laws and any liability arising under or in connection with any collective bargaining agreement or pension plan maintained by SELLER.
        (b) At the Closing, BUYER shall assume all of SELLER's obligations arising from and after the Closing Date under all of

K:\CORP\MSF\GITANO\BNKR-SAL.8
the Assigned Contracts.   Prior  to the assignment  by SELLER  to
BUYER of each of the Assigned Contracts, and as a condition to SELLER's obligation to effect each such assignment, BUYER shall pay all amounts required to cure all defaults under the Real Property Leases, Equipment Leases and Licenses that constitute Assigned Contracts so as to permit the assumption and assignment of such Assigned Contracts pursuant to Section 365 of the Bankruptcy Code (the amounts so paid to cure such defaults, together with the other obligations to be assumed by BUYER pursuant to this Section 4(b) and Section 4(d), being referred to herein as "Assumed Obligations"), and BUYER shall not be entitled to any reduction in the Purchase Price for any amounts required to be so paid. SELLER does not assume any obligation whatsoever to cure any existing default, or to make any payment due after the date hereof, under the Real Property Leases, Equipment Leases or Licenses which constitute Assigned Contracts.
        (c) Schedule 4(c) lists all letters of credit for Inventory issued on behalf of SELLER outstanding as of February
28, 1994.   SELLER shall provide  BUYER a list of  all SELLER LCs
that  will be  outstanding  on the  Closing  Date at  least  five
business  days prior to the  Closing Date.   On the Closing Date,
BUYER shall (at BUYER's sole expense) comply with either of the following clauses (i) or (ii):
        (i) BUYER shall cause the SELLER LCs to be returned to SELLER and canceled (and any collateral securing SELLER's reimbursement obligations in respect of such SELLER LCs to be refunded or returned to SELLER), by causing new letters of credit to be issued to the beneficiaries of the SELLER LCs
   and to  be substituted therefor.   Such new  letters of credit
   shall be issued by a United States bank acceptable to BUYER (such as NationsBanc or Bankers Trust Company, acting through its principal offices in the United States) (a "BUYER Bank"). Prior to issuance of the SELLER LCs, SELLER shall use
   reasonable   efforts   to  obtain   the   agreement   of   the
   beneficiaries of the SELLER LCs to accept such new letters of credit and BUYER shall provide such cooperation in connection with such endeavor as SELLER may reasonably request.
        (ii) BUYER shall (A) cause a Buyer Bank to issue letters of credit in favor of the banks that have issued the SELLER LCs (the "SELLER Banks") in amounts equal to the obligations payable under the SELLER LCs, (B) cause such BUYER Bank to enter into an agreement with the SELLER Banks providing for the indemnification by letter of credit of the SELLER Banks with respect to the SELLER LCs, pursuant to which the SELLER Banks will agree not to seek reimbursement from SELLER with respect to the SELLER LCs, and (C) enter into an agreement with SELLER providing for the indemnification of SELLER by BUYER with respect to the liabilities of SELLER under the agreement described in clause (B) above, such letters of credit and agreements to be in form and substance reasonably satisfactory to SELLER and satisfactory to the SELLER Banks.
        (d)  On  the   Closing  Date,  BUYER  shall  register   as
"importer of record" for all Inventory in transit upon receipt of
all  necessary  documentation  (including,   without  limitation,
quota, if  applicable), and  BUYER shall  assume all of  SELLER's

K:\CORP\MSF\GITANO\BNKR-SAL.8
obligations for all costs, including customs and import duties and taxes, to be incurred in connection with the import and shipment of such Inventory into the United States.
5.  Bankruptcy Filing; Obtaining of Approval Order; Closing
        (a) Within five business days following the date hereof and after giving reasonable advance notice to BUYER, SELLER (excluding G.G. Licensing) shall file in the Bankruptcy Court a voluntary petition for relief under the Bankruptcy Code (the "Bankruptcy Petition"), together with an application to the Bankruptcy Court for the Scheduling Order and the Approval Order in forms reasonably satisfactory to the parties, which SELLER shall diligently attempt to obtain (subject to its obligations under the Bankruptcy Code).
        (b) If the Approval Order is entered, then, subject to the satisfaction or waiver by the parties of the conditions to their respective obligations to effect the Closing, the Closing shall take place at the offices of Kronish, Lieb, Wiener & Hellman, 1114 Avenue of the Americas, New York, New York at 10:00 a.m. (New York City time) on the third business day after the Bankruptcy Court has issued the Approval Order (the effectiveness of which shall not have been stayed or, if stayed, such stay shall no longer be in effect), or, if later, on the third business day after the waiting period under the HSR Act shall have expired or been terminated, or at such other place, date and time as the parties may agree in writing.
6.  Deliveries at Closing
        (a) At the Closing, SELLER shall deliver, or cause to be delivered (in addition to any other instruments required by this Agreement to be delivered by SELLER at the Closing), to BUYER the following (in form and substance reasonably satisfactory to BUYER):
         (i) a duly executed bill of sale transferring title to all of the Assets to BUYER;
         (ii) instruments of assignment sufficient to assign to BUYER all of SELLER's right, title and interest in and to the intangible property referred to on Schedules 2(a)(iv) and 2(a)(v);
         (iii) instruments of assignment sufficient to assign to BUYER all of SELLER's right, title and interest in, to and under the stock of each Foreign Subsidiary designated by BUYER to SELLER pursuant to Section 2(a)(vi)(A) or
        (B));
         (iv) instruments of assignment sufficient to assign to BUYER all of SELLER's right, title and interest in, to and under the Assigned Contracts;
         (v)  a certified copy of the Approval Order;
         (vi) possession of all of the Assets and all Equipment and leasehold interests subject to Assigned Contracts;
         (vii) such other instruments or documents as BUYER may reasonably request to fully effect the transfer of the Assets and to confer upon BUYER the benefits contemplated by this Agreement;
         (viii) notices executed by SELLER, addressed to (A) each obligor with respect to the Accounts Receivable as of the Closing Date and (B) each licensee with respect to

K:\CORP\MSF\GITANO\BNKR-SAL.8

        Licenses that are Assigned Contracts, notifying such obligor or licensee of the assignment to BUYER of such Accounts Receivable or License, as the case may be, and directing such obligor or licensee to make payment to BUYER of such Accounts Receivable for which it is the obligor or such fees payable under the License, as the case may be;
         (ix)  such documents as BUYER may reasonably request  in
        connection   with  the  consent  or   approval  or  filing
        requirements to effect the  change of the  name of  Gitano
        and  each  subsidiary   in  their  respective  states   of
        incorporation and in the states and jurisdictions in which they do business, including "doing business as" designations, to eliminate the name "Gitano" or any name similar to such name or any variants or abbreviations of such name; and
         (x) evidence reasonably satisfactory to BUYER of compliance with the notice provisions set forth in the Scheduling Order.
        (b) At the Closing, BUYER shall deliver, or cause to be delivered (in addition to any other instruments required by this Agreement to be delivered by BUYER at the Closing), to SELLER the following:
         (i)     the  excess  of   the  Purchase  Price   (before
        adjustment pursuant to Section 3(b), 3(c) or 3(d)) over the Deposit, payable in the manner described in Section 3(a); and
         (ii) a duly executed assumption of liabilities in form and substance reasonably satisfactory to SELLER, whereby BUYER will assume and agree to pay, perform and discharge the Assumed Obligations.
7.  Representations, Warranties and Covenants of SELLER
        Gitano represents and warrants (both as of the date of this Agreement and as of the Closing Date) to, and agrees with, BUYER as follows (such representations and warranties, except for the representation and warranty set forth in Section 7(g), being made to Gitano's Best Knowledge):
        (a) Gitano and each of the Subsidiaries is a corporation duly organized, validly existing and in good standing under the
laws of  the state  of its  incorporation.   Each of  the Foreign
Subsidiaries the stock of which is included within the Assets is a corporation duly organized under the laws of the place of its
incorporation   (it  being   acknowledged   that   such   Foreign
Subsidiaries may not be in good standing). Gitano has no direct or indirect active subsidiaries other than the Subsidiaries and
the  Foreign  Subsidiaries  (and   subsidiaries  of  the  Foreign
Subsidiaries). No representation or warranty is made as to any of the Foreign Subsidiaries (or its assets) except as to its due organization and title to its stock as set forth in this Section 7(a) and Section 7(c). Between the date hereof and the Closing Date, SELLER will use reasonable efforts to cause each of the Foreign Subsidiaries designated by BUYER to SELLER pursuant to
Section 2(a)(vi)(A) or (B) to be in good standing provided that SELLER shall not be required to incur substantial expenditures in connection with such endeavor.

K:\CORP\MSF\GITANO\BNKR-SAL.8

        (b) SELLER has the full right, power and authority to enter into this Agreement and to sell, transfer, assign and deliver the Assets to BUYER pursuant to this Agreement, subject
to  obtaining the Approval Order.   This Agreement  has been duly
and validly executed and delivered by SELLER and, subject to obtaining the Approval Order, constitutes a legal, valid and binding obligation of SELLER, enforceable in accordance with its terms.
        (c) SELLER has good and marketable title to all of the Assets and SELLER has possession of all of the tangible Assets. Subject to obtaining the Approval Order, SELLER shall, at the Closing, transfer and assign to BUYER good and marketable title to each of the Assets, free and clear of all Liens.
        (d) All of the Equipment is in all material respects in good repair, ordinary wear and tear excepted.
        (e) Schedule 7(e) lists (except as otherwise provided in such Schedule) all material agreements to which SELLER or a Foreign Subsidiary is a party and which are currently used by SELLER in connection with the Business, consisting of the following: (i) leases pursuant to which SELLER or a Foreign Subsidiary leases real property used by it in connection with the Business, as set forth on Schedule 7(e)(i) ("Real Property Leases"), (ii) leases pursuant to which SELLER leases equipment or other personal property or computer software used by it in connection with the Business, as set forth on Schedule 7(e)(ii) ("Equipment Leases"), (iii) license agreements pursuant to which SELLER licenses intangible property to third parties, as set forth on Schedule 7(e)(iii) ("Licenses") and, to the extent they constitute agreements, the agreements set forth on Schedule 7(e)(iii)(A), and (iv) employment or union agreements to which SELLER is a party, as set forth on Schedule 7(e)(iv) ("Employment
Agreements").   Schedule 7(e)(i)  and 7(e)(ii)  also respectively
list for each of the Real Property Leases and Equipment Leases the annual or monthly rental (as the case may be), the date through which such rental has been paid, and the amount in
default through  February  14,  1994.    Copies  of  all  written
agreements and written descriptions of all oral agreements listed on Schedule 7(e) have been delivered to BUYER on or prior to the date of this Agreement.
        (f) Except as expressly set forth in this Section 7, SELLER makes no representations or warranties of any kind or nature as to  the condition of  the Assets (or  any equipment  or
leasehold  improvements  subject  to  Assigned Contracts).    THE
ASSETS (AND ANY EQUIPMENT OR LEASEHOLD IMPROVEMENTS SUBJECT TO ASSIGNED CONTRACTS) SHALL BE TRANSFERRED "AS IS" AND "WHERE IS" AND SELLER MAKES NO REPRESENTATIONS OR WARRANTIES OF ANY KIND OR
NATURE  (EXCEPT  AS SET  FORTH HEREIN).    NO STATUTORY  OR OTHER
WARRANTIES  AS   TO   THE  CONDITION   OF  THE   ASSETS  OR   THE
MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE ASSETS (OR SUCH EQUIPMENT OR LEASEHOLD IMPROVEMENTS) SHALL BE IMPLIED, AND SELLER HEREBY EXPRESSLY DISCLAIMS ANY REPRESENTATION OR WARRANTY AS TO THE CONDITION OF THE ASSETS (OR SUCH EQUIPMENT OR LEASEHOLD IMPROVEMENTS) OR THEIR MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


K:\CORP\MSF\GITANO\BNKR-SAL.8

        (g) All Accounts Receivable as of the Closing Date will be valid and existing and result from transactions in the ordinary course of the Business. SELLER has not agreed (except as set forth on Schedule 7(e)(iii)), and prior to the Closing Date will not agree, to any reduction of any of such Accounts
Receivable.    In the  case of  goods  sold giving  rise  to such
Accounts Receivable, no defect in the quality of such goods will cause either returns or chargebacks in excess of the portion of
the  reserves,  if   any,  that  is  allocated  to   returns  and
chargebacks and included within the Net Accounts Receivable.
        (h)   All  finished  goods  Inventory is  current  and  of
"first quality" in accordance with  SELLER's past practice.   All
Inventory is owned by SELLER.
        (i)     SELLER  (excluding   G.G.   Licensing)  owns   the
registered trademarks (including applications therefor) listed on
Schedule  2(a)(iv),  subject  to   the  Licenses  and  the  other
restrictions described on such Schedule. G.G. Licensing owns the registered trademarks (including applications therefor) listed on
Schedule 2(a)(v), subject to certain perpetual licenses  referred
to  on such  Schedule.   Schedules 2(a)(iv)  and 2(a)(v)  contain
accurate and complete lists of  all of the registered  trademarks
(including   applications  therefor)  other  than  "Regatta"  and
related trademarks owned by SELLER (excluding G.G. Licensing) and
G.G. Licensing, respectively.   Except for the  licensees and the
Licenses referred to on Schedules 2(a)(iv) and 2(a)(v) and except as otherwise described on such Schedule, SELLER is not aware of any other Person with rights to use the trademarks set forth on Schedules 2(a)(iv) and 2(a)(v).
        (j) Except for the rights, properties and other assets of SELLER specifically excluded pursuant to Section 2(b) from the Assets and SELLER's rights in, to and under the Real Property Leases, Equipment Leases, Licenses and Employment Agreements that will not constitute Assigned Contracts, the Assets, together with SELLER's rights in, to and under the Assigned Contracts, include all rights, properties and other assets necessary (assuming the hiring of all or substantially all of SELLER's employees) to permit the conduct of the Business in all material respects in the same manner as the Business is conducted on the date of this Agreement.
        (k) As of the date of this Agreement, all of the contracts listed in Schedules 7(e)(i), 7(e)(ii), 7(e)(iii) and 7(e)(iii)(A) (other than the Initial Designated Contracts) and, as of the Closing Date, all of the Assigned Contracts are valid, binding and enforceable in accordance with their terms, and are
in full force and effect.   Except as set forth in  Schedule 7(e)
and except for defaults of the type referred to in Section 365(b)(2) of the Bankruptcy Code, there are no defaults as of the date of this Agreement (or events that, with notice or lapse of time or both, would constitute a default) by SELLER or any other party under any of the contracts listed on Schedules 7(e)(i), 7(e)(ii), 7(e)(iii) and 7(e)(iii)(A) (other than the Initial Designated Contracts). No representation or warranty is made as to whether any consent is required pursuant to any Real Property Lease of any of the Foreign Subsidiaries by reason of the transfer to BUYER of the stock of any such Foreign Subsidiaries.

K:\CORP\MSF\GITANO\BNKR-SAL.8

        (l) Prior to the Closing Date, SELLER shall (x) maintain all of the Equipment in good repair, ordinary wear and tear excepted; and (y) conduct its business only in the ordinary course and consistent with past practice (subject to the effect of the Bankruptcy Petition to be filed by SELLER pursuant to
Section  5).    In  furtherance   of  and  without  limiting  the
foregoing, SELLER shall not, without the prior written consent of
BUYER
         (i) sell or dispose of Inventory except through arm's-length sales in the ordinary course of business.
         (ii) except in accordance with their terms, terminate, allow to expire, renew or renegotiate, or (subject to the last sentence of Section 4(b)) default in any of its
        obligations  under   any  contract  listed  on   Schedules
        7(e)(i), 7(e)(ii) and 7(e)(iii), other than the Initial Designated Contracts and Real Property Leases not being assumed by BUYER pursuant to this Agreement; or
         (iii)  dispose  of or permit to lapse any  rights to the
        use  of  any   trademarks  or  trademark  applications  or
        registrations owned by SELLER (other than the "Regatta" and related trademarks) which are currently used by
        SELLER   in  the  Business  (it  being  acknowledged  that
        certain such trademarks are no longer used by SELLER); or
         (iv)   sell, transfer,  mortgage, encumber  or otherwise
        dispose  of  any  Assets,  except  (A)  inventory  in  the ordinary  course of  business or  (B) in  connection  with
        obtaining  debtor-in-possession   financing  pursuant   to
        Section 364 of the Bankruptcy Code providing for up to $4 million of letters of credit for the purchase of goods in connection with the Business; or
         (v) agree to or make any commitment to take any actions prohibited by this Section 7(1).
        (m) From the date hereof and until the earlier of (i) the denial of the Approval Order by the Bankruptcy Court and (ii) the termination of this Agreement, SELLER shall not solicit offers to acquire, or otherwise seek to sell, the Assets to any party other than BUYER whether privately, through an auction or otherwise except as contemplated by this Section 7(m). BUYER and SELLER acknowledge and agree that obtaining the Approval Order as contemplated by this Agreement will necessitate the good faith consideration by SELLER of bona fide offers or expressions of
interest  received  from  third  parties.   The  parties  further
acknowledge and agree that a principal  purpose of the provisions
of  this   Agreement  relating  to   the  Topping  Fee   and  the
reimbursement of expenses is to provide BUYER with compensation if the process of considering such offers or expressions of interest leads to a transaction with a third party. Accordingly, prior to the issuance of the Approval Order, SELLER may (i) respond to inquiries from third parties; (ii) review written expressions of interest; (iii) enter into a confidentiality agreement with such party and provide such party with access to information, confidential or otherwise, relating to SELLER and
the  Assets  and,  if   such  party  requests,  with  information
concerning, or a term sheet summarizing, or a copy of, this Agreement; and (iv) take any action in furtherance of the

K:\CORP\MSF\GITANO\BNKR-SAL.8
foregoing  permitted  by  the  Scheduling Order.    SELLER  shall
promptly (x) notify BUYER of the execution of a confidentiality agreement with any party, (y) notify BUYER of any conversation with, or inquiry or offer received from, potential bidders and provide BUYER with a copy of any written communication sent to or received from bidders or potential bidders and provide BUYER with a copy of any information sent by SELLER to any potential bidder and (z) provide BUYER with any sale documentation that is in substantially final form and notify BUYER of the execution of definitive sale documentation.
        (n)     Unless  exempt  under   Section  1146(c)  of   the
Bankruptcy Code, SELLER shall pay any and all sales, transfer or transaction taxes imposed by any taxing authority, including without limitation, any state, county, municipality or other subdivision thereof, in connection with the consummation of the transactions contemplated by this Agreement.
        (o)  To  the extent that  the rights of  SELLER under  any
insurance  policy   described  in   Section  2(a)(xiv)   are  not
assignable to BUYER, SELLER shall take all actions reasonably requested by BUYER and otherwise endeavor to provide BUYER with the benefits of any such insurance policy; it being understood that all costs and expenses incurred by SELLER in connection with such actions and endeavors shall be borne by BUYER.


K:\CORP\MSF\GITANO\BNKR-SAL.8

8.  Representations, Warranties and Covenants of BUYER
        BUYER represents and warrants (both as of the date of this Agreement and as of the Closing Date) to, and covenants with, SELLER as follows:
        (a) BUYER is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation, with full corporate power and authority to enter into this Agreement and to perform its obligations hereunder.
        (b) BUYER has taken all requisite corporate action in order to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by BUYER and constitutes a legal, valid and binding obligation of BUYER, enforceable in accordance with its terms.
        (c) Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will
(a) violate or result in a breach of or default under (i) any provision of the certificate of incorporation or by-laws (or other governing instrument) of BUYER, as currently in effect, or
(ii) any mortgage, indenture, contract, agreement, license, franchise, permit, instrument, trust, power, judgment, decree, order, ruling or federal or state statute or regulation to which BUYER is presently a party or to which it or its properties may be subject, (b) result in the creation or imposition of any lien, claim, charge, restriction or encumbrance of any kind whatsoever upon, or give to any other Person any interest or right (including any right of termination or cancellation) in or with respect to any properties, assets, business, agreements or contracts of BUYER, or (c) require any consent, approval or waiver of, filing with, or notification to any Person (including, without limitation, any governmental or regulatory authority), other than as required by the HSR Act.
        (d) No investigation, action, suit or proceeding before any court or any governmental or regulatory authority has been commenced, and no investigation, action, suit or proceeding by any governmental or regulatory authority has been threatened (other than as described in Section 5), against BUYER or any of its principals, officers or directors (i) seeking to restrain, prevent, delay or change the transactions contemplated hereby or
(ii) questioning the validity or legality of this Agreement or the transactions contemplated hereby or (iii) seeking damages in connection with any such transactions.
        (e) BUYER hereby acknowledges that, as of the date of this Agreement, SELLER sells its Inventory to only one customer.
        (f)  BUYER  hereby acknowledges  that (i)  BUYER has  made
such   investigation   into  the   Assets,   Assigned  Contracts,
Designated Contracts and Other Excluded Contracts of SELLER, and has been offered the opportunity to ask such questions of appropriate officers of SELLER relating to the Assets, Assigned Contracts, Designated Contracts and Other Excluded Contracts, as BUYER deems appropriate to enter into this Agreement, and (ii) except for the specific representations and warranties contained in Section 7, BUYER is not relying on any representation or warranty by SELLER or any other Person in entering into this


K:\CORP\MSF\GITANO\BNKR-SAL.8

Agreement (and will not rely on any other representation or warranty in effecting the Closing).
8A.  Covenants of BUYER and SELLER
        BUYER and SELLER each hereby covenant as follows:
        (a) SELLER shall give prompt notice to BUYER, and BUYER shall give prompt notice to SELLER, of (i) the occurrence, or failure to occur, of any event that would be likely to cause any representation or warranty contained in this Agreement to be untrue or inaccurate in any material respect at any time from the date of this Agreement to the Closing Date, and (ii) any failure of BUYER or SELLER, as the case may be, to comply with or satisfy, in any material respect, any covenant, condition or agreement to be complied with or satisfied by it under this Agreement.
        (b) As promptly as practicable but in any event within seven business days after the date of this Agreement, SELLER and BUYER shall make any and all filings required to be made under
the HSR  Act.   SELLER and  BUYER shall  furnish each  other such
necessary information and reasonable assistance as the other may request in connection with the preparation of necessary filings
or submissions under the  provisions of the HSR Act.   SELLER and
BUYER shall supply each other with copies of all correspondence, filings or communications, including file memoranda evidencing telephonic conferences with representatives of either the Federal Trade Commission ("FTC"), the Antitrust Division of the United States Department of Justice ("Department of Justice"), or any other governmental entity or members of their respective staffs, with respect to the transactions contemplated by this Agreement,
except  for  documents  filed  pursuant   to  Item  4(c)  of  the
Notification and Report Form or communications regarding the same.
        (c)Following the date hereof SELLER shall give BUYER and its authorized representatives, full access to its books and records (and permit BUYER to make copies thereof) to the extent relating to taxes or tax returns of the Business, as BUYER may reasonably request, permit BUYER to make inspections thereof, and cause SELLER's officers and advisors to furnish BUYER with such financial, tax and other operating data and other information with respect to the taxes or tax returns of the Business for periods ending before or including the Closing Date as BUYER may reasonably request. BUYER shall give SELLER and its authorized representatives, access to its books and records (and permit SELLER to make copies thereof), permit SELLER to make inspections thereof, and cause BUYER's officers and advisors to furnish SELLER with such financial, tax and other operating data and other information with respect to the Business to the extent relating to periods prior to or including the Closing Date as SELLER may reasonably request. SELLER hereby agrees that it will retain, until all appropriate statutes of limitation (including any extensions) expire, copies of all tax returns, supporting work schedules and other records or information which may be relevant to such tax returns, except for such tax returns, supporting work schedules and other records which BUYER shall acquire as a consequence of this Agreement (provided, that SELLER may elect not to retain any such copies if SELLER gives such

K:\CORP\MSF\GITANO\BNKR-SAL.8
copies or makes such copies available to BUYER), and that it will not destroy or otherwise dispose of such materials without first providing BUYER with a reasonable opportunity to review and copy such materials.
        (g) BUYER and SELLER shall cooperate with each other in good faith in the preparation of any tax return or form required to be filed with respect to the transactions contemplated hereby,
and  BUYER   shall  provide  such  certificates   as  SELLER  may
reasonably request, to minimize the tax liability of SELLER as described in Section 7(n) (provided BUYER shall not be required to take any action that increases BUYER's tax liability).
9.  Conditions to BUYER's Obligation to Effect Closing
        The obligation of BUYER to effect the Closing shall be subject to the satisfaction, on or before the Closing Date, of the following conditions, any one or more of which may be waived by BUYER:
        (a) (i)   The representations and warranties of SELLER set
forth in this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as though made at such time, (ii) SELLER shall have
performed  and  complied  in   all  material  respects  with  the
agreements contained in this Agreement required to be performed and complied with by SELLER on or before the Closing, and (iii) BUYER shall have received certificates to the effect set forth in clauses (i) and (ii) above signed by the Chief Executive Officer or the President of SELLER.
        (b)     The  Bankruptcy  Court   shall  have  issued   the
Scheduling Order and the Approval Order, the effectiveness of which shall not have been stayed or, if stayed, such stay shall no longer be in effect.
        (c)    The  condition   of  the  Assets   shall  not  have
deteriorated in any material respect after the date hereof.
        (d) No action or proceeding shall have been instituted by any court or other governmental body, and, at what would otherwise have been the Closing Date, remain pending before any court or governmental body to restrain or prohibit BUYER's
acquisition  of  the   Assets;  nor  shall  any  court  or  other
governmental body have notified any party to this Agreement that BUYER's acquisition of the Assets would constitute a violation of the laws of any jurisdiction or that it intends to commence an action or proceeding to restrain or prohibit BUYER's acquisition of the Assets, unless such court or other governmental body shall
have  withdrawn   such  notice  and  abandoned   such  action  or
proceeding.
        (e) Any applicable waiting period under the HSR Act shall have expired or been terminated.
        (f) SELLER shall have complied with all requirements of the Scheduling Order, including, without limitation, the notice requirements with respect to the hearing on the Approval Order.
        (g) Each lender (or, if applicable, any successor to such lender) under (i) the Note Purchase Agreement, dated as of September 20, 1989, as amended and restated to date, with respect to the 9.88% Senior Secured Notes of Gitano due February 28, 1995 and (ii) the Credit Agreement, dated as of April 30, 1993, as amended and restated to date, among Gitano, the guarantors named

K:\CORP\MSF\GITANO\BNKR-SAL.8
therein, the banks named therein (the "Banks") and The Chase Manhattan Bank, N.A., as agent for the Banks shall have consented to release the guarantee of SELLER's obligations to it by G.G. Licensing and any Lien it may have against any Asset owned by G.G. Licensing, so long as such Lien attaches to the portion of the Purchase Price attributable to such Assets (other than any amounts retained in trust for BUYER pursuant to Sections 3(b),
(c) or (d)).
10.  Conditions to SELLER's Obligation to Effect Closing
        The obligation of SELLER  to effect the  Closing shall  be subject to the satisfaction, on or before the Closing Date, of the following conditions, any one or more of which may be waived by SELLER:
        (a) (i) The representations and warranties of BUYER set forth in this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as though made at such time, (ii) BUYER shall have performed and complied in all material respects with the agreements contained in this Agreement required to be performed and complied with by BUYER on or before the Closing, and (iii) SELLER shall have received certificates to the effect set forth in clauses (i) and (ii) above signed by the Chief Executive Officer or a Vice President of BUYER.
        (b) The Bankruptcy Court shall have issued the Approval Order, the effectiveness of which shall not have been stayed or, if stayed, such stay shall no longer be in effect.
        (c) Any applicable waiting period under the HSR Act shall have expired or been terminated.
11. Employees
        Schedule  11A  lists,  by  department,  the  employees  of
SELLER  (other than  direct labor).   BUYER currently  intends to
offer employment following the Closing Date on a fair trial basis to all employees of SELLER who are within the departments designated by BUYER on Schedule 11B. On or prior to the date of the hearing at which the Bankruptcy Court will consider the Approval Order, BUYER shall deliver to SELLER a final list of the employees of each department of SELLER to whom BUYER agrees to offer employment following the Closing Date on a fair trial basis (and BUYER shall not be required to offer employment to any other employees of SELLER). The provisions of this Section 11 shall not obligate BUYER to continue the employment of any employee of SELLER if after offering such person employment on a fair trial
basis  BUYER  elects  to  terminate   such  person's  employment.
Nothing contained in this Agreement shall be construed to require BUYER to assume any employment agreement, employee benefit plan or other arrangement maintained by SELLER for the benefit of any such employees or to which SELLER contributed or was obligated to make payments. For the purposes hereof, if the benefits under any vacation, disability, severance, insurance, or other similar plan or program of BUYER is based on an employee's years of service with BUYER (or its subsidiaries), then, for the purposes of determining the eligibility for and vesting of (but not, in the case of any pension, 401(k) or similar plan, the amount of) benefits to which an employee of SELLER hired by BUYER following the Closing is entitled under such plan or program, such

K:\CORP\MSF\GITANO\BNKR-SAL.8
employee's years of service with SELLER shall be counted toward his or her years of service with BUYER (or its subsidiaries).
12.  Termination; Effect of Termination
        (a) This Agreement may be terminated before the Closing occurs only as follows:
        (i)   By  written agreement  of  SELLER  and BUYER  at any
   time.
        (ii)    By  BUYER,  by  notice   to  SELLER,  if  (A)  the
   Bankruptcy Petition shall not have been filed on or before March 4, 1994, or (B) the Closing shall not have occurred for any reason on or before April 4, 1994.
        (iii) By SELLER, by notice to BUYER, if the Closing shall not have occurred for any reason on or prior to the tenth day following the issuance of the Approval Order or, if later, on or prior to the third business day after the waiting period under the HSR Act shall have expired or been terminated.
        (iv) By BUYER, by notice to SELLER, if one or more of the conditions specified in Section 9 is not satisfied on the Closing Date or if satisfaction of such a condition is or becomes impossible.
        (v) By SELLER, by notice to BUYER, if one or more of the conditions specified in Section 10 is not satisfied on the Closing Date or if satisfaction of such a condition is or becomes impossible.
        (vi) By SELLER or BUYER, by notice to the other, at any time prior to the entry of the Approval Order upon the occurrence of a Topping Fee Event.
        (b)  If this Agreement is terminated by either or both  of
SELLER  and   BUYER  pursuant  to  Section  12(a)(i),  12(a)(ii),
12(a)(iii)  or  12(a)(vi),  or   by  BUYER  pursuant  to  Section
12(a)(iv), or by SELLER pursuant to Section 12(a)(v), neither party shall have any further obligation or liability under this Agreement except as provided in this Section 12 and except for those provisions expressly provided to survive the termination hereof and except that the Deposit shall be refunded to BUYER.
        (c) If the Closing does not occur by reason of a willful default or intentional misrepresentation or breach of warranty by BUYER (rather than the failure of one or more conditions precedent to BUYER's obligations to effect the Closing), SELLER may elect to retain the Deposit (A) on account of the Purchase Price, (B) as monies to be applied to SELLER's damages, or (C) as
liquidated  damages for  such default.   If  SELLER elects  so to
retain the Deposit as liquidated damages, neither party shall have any further obligation or liability under this Agreement except for those provisions expressly provided to survive the termination hereof.
        (d)   If this  Agreement is terminated in  accordance with
Section 12(a)(vi) SELLER shall (i) make the payments provided for in Section 17(l) and (ii) pay BUYER the Topping Fee. Any payment by SELLER to BUYER of a Topping Fee shall be made promptly and in no event later than 10 days after the Topping Fee Event. If SELLER is obligated to make payment to BUYER pursuant to Section 17(l), such amounts shall be paid within 10 days following receipt by SELLER of documentation of such amounts. The parties

K:\CORP\MSF\GITANO\BNKR-SAL.8
acknowledge that in determining the payments upon termination provided for in this Section 12(d), BUYER and SELLER have taken into account the fact that BUYER's damages arising from a failure to consummate this transaction are not readily calculable. BUYER and SELLER agree that this Section 12(d) is a reasonable and appropriate method of determining damages and other compensation.
        (e) Upon the termination of this Agreement prior to Closing, BUYER shall immediately return to SELLER all financial, operational and other information (and all copies thereof) regarding SELLER provided by SELLER to BUYER.
13.  Brokers
        The parties hereto represent and warrant to each other that they have not employed or dealt with any broker or finder in connection with any transactions contemplated by this Agreement,
except  for   Kurt  Salmon  Associates,  Inc.,   which  shall  be
compensated by SELLER.
14.  Access; Confidentiality
        (a) From and after the date hereof and until the Closing, representatives of BUYER shall have the right, upon reasonable notice and at reasonable times to visit and inspect SELLER's premises and any other locations at which any of the Assets are located and shall have the right to test, operate and otherwise evaluate the Assets and their condition and to inspect, examine and make copies of SELLER's books, accounts and records to the extent that they relate to any of the Assets.
        (b) SELLER will promptly deliver to BUYER copies of all pleadings, motions, notices, statements, schedules, applications, reports and other papers filed in SELLER's Chapter 11 case relating to this Agreement or the transactions contemplated hereby.
        (c)      BUYER   confirms   its  obligations   under   the
confidentiality agreement previously signed by it with SELLER, which obligations shall be deemed to be incorporated by reference herein and made a part hereof.
15.  Jurisdiction
        The parties agree that the Bankruptcy Court shall retain jurisdiction to resolve any controversy or claim arising out of or relating to this Agreement, or the breach hereof.
16.  Collection of Accounts Receivable; Mail
        If, following the Closing, BUYER or SELLER shall collect any accounts receivable belonging to, or receive any mail that was intended for, the other party, the party collecting such accounts receivable, or receiving such mail, shall hold the same in trust and, in the case of accounts receivable, shall promptly pay the same over to the party entitled thereto and, in the case of mail, deliver such mail to the party for which it is intended (in the case of mail intended for SELLER, BUYER shall deliver such mail to SELLER'S counsel), and shall not be entitled to apply any of such funds against any amounts due from the party entitled to such accounts receivable.






K:\CORP\MSF\GITANO\BNKR-SAL.8

17.  Miscellaneous
        (a) All notices, requests, demands, consents and other communications required or permitted under this Agreement shall be in writing and shall be considered to have been duly given when (i) delivered by hand, (ii) sent by telecopier (with receipt confirmed), provided that a copy is mailed (on the same date) by certified or registered mail, return receipt requested, postage prepaid, or (iii) received by the addressee, if sent by Express Mail, Federal Express or other express delivery service (receipt requested), or by first class certified or registered mail, return receipt requested, postage prepaid, in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may from time to time designate as to itself by notice similarly given to the other party in accordance herewith). A notice of change of address shall not be deemed given until received by the addressee.
        If to BUYER, to it at:
         Fruit of the Loom, Inc.
         10 Sasco Hill Road
         Fairfield, Connecticut  06430
         Attention:  Richard M. Cion
         Telecopier No.:  203-254-2627

        with a copies to:

         Fruit of the Loom, Inc.
         233 South Wacker Drive
         5000 Sears Tower
         Chicago, Illinois 60606
         Attention:  Kenneth Greenbaum, Esq.
         Telecopier No.:  312-993-1749

         and

         Kaye, Scholer, Fierman, Hays & Handler
         425 Park Avenue
         New York, New York 10022
         Attention:  Nancy E. Fuchs, Esq.
         Telecopier No.:  212-836-8689


        If to SELLER, to it at:

         1411 Broadway
         New York, New York 10018
         Attention: Robert E. Gregory, Jr.,
         Chairman and Chief Executive Officer
         Telecopier No.: 212-768-3936







K:\CORP\MSF\GITANO\BNKR-SAL.8
        with a copy to:

         Kronish, Lieb, Weiner & Hellman
         1114 Avenue of the Americas
         New York, New York 10036
         Attention:  Peter J. Mansbach, Esq.
         Telecopier No.: 212-997-3525

        (b)   No  public release  or announcement  concerning  the
transactions contemplated hereby shall be issued by BUYER or SELLER without the prior consent (which shall not be unreasonably
withheld)  of  the  other  party,  except  as   such  release  or
announcement may be required by law or the rules or regulations of any United States or foreign securities exchange, in which case each party shall allow the other party reasonable time to comment on such release or announcement in advance of such issuance.
        (c) This Agreement and the instruments, agreements, exhibits and other documents contemplated hereby supersede all prior discussions and agreements between the parties with respect to the matters contained herein, and this Agreement and the instruments, agreements and other documents contemplated hereby contain the entire agreement between the parties hereto with respect to the transactions contemplated hereby.
        (d) The representations and warranties of SELLER and BUYER made pursuant to this Agreement shall survive for a period of 45 days following the Closing.
        (e) After the Closing, each of the parties hereto shall hereafter, at the reasonable request of the other party hereto, execute and deliver such other instruments of transfer or assumption and further documents and agreements, and do such further acts and things as may be necessary or expedient to carry out the provisions of this Agreement.
        (f) Any term or condition of this Agreement may be waived at any time by the party thereto which is entitled to the benefit thereof, but such waiver shall only be effective if
evidenced by a  writing signed by  such party.   A waiver on  one
occasion shall not be deemed to be a waiver of the same of any other breach on a future occasion.
        (g) Except as otherwise expressly provided herein, this Agreement may be amended only by a writing signed by all the parties hereto.
        (h) This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.
        (i) This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective
successors and  permitted  assigns.   This Agreement  may not  be
assigned by any party hereto, without the prior written consent of the other party, except that BUYER may assign this Agreement to a direct or indirect wholly owned subsidiary of BUYER without the prior written consent of SELLER, provided that no such
assignment  shall   relieve  BUYER   from  its   obligations  and
liabilities  hereunder.   This  Agreement  is  not  made for  the


K:\CORP\MSF\GITANO\BNKR-SAL.8
benefit of any third party, and no third party shall be deemed to be a beneficiary hereof.
        (j) This Agreement shall be governed by the internal law of the State of New York, without regard to the conflicts of law principles thereof.
        (k) The headings in this Agreement are for convenience of reference only and should not be deemed a part of this Agreement.
        (l) Each of the parties hereto shall pay its own expenses incidental to the preparation of this Agreement, the carrying out of the provisions of this Agreement and the consummation of the transactions contemplated hereby, except that if this Agreement shall terminate for any reason (other than because of BUYER'S breach of its obligations or because of a breach of BUYER's representations and warranties hereunder), SELLER shall upon such termination be obligated to reimburse BUYER for up to $500,000 of its out-of-pocket expenses, including


K:\CORP\MSF\GITANO\BNKR-SAL.8
legal, accounting and  other expenses  (excluding any  commitment fees paid to financing sources).
        IN  WITNESS   WHEREOF,  the   parties  have  caused   this
Agreement to be duly executed on the date first above written.
         SELLER:

         THE GITANO GROUP, INC.
         AMERICO LIMITED
         A.N. SURVIVOR CORP.
         EVA JOIA INCORPORATED
         G.G. LICENSING, INC.
         GITANO LICENSING, LTD.
         THE GITANO MANUFACTURING GROUP, INC.
         GITANO SPORTSWEAR, LTD.
         GLOBAL SOURCING, INC.
         G.V. LICENSING, INC.
         G.V. PRODUCTS CORP.
         NOEL INDUSTRIES, INC.

   NORTH AMERICAN UNDERWEAR COMPANY, INC.
         THE ORIT CORPORATION
         ORIT IMPORTS, INC.
         ORIT MENSWEAR COMPANY, INC.
         ORIT RETAIL HOLDING COMPANY, INC.


         By:_____________________________
                 Name:
            Title:

         BUYER:

         FRUIT OF THE LOOM, INC.

         By:_____________________________
                 Name:
            Title:



















K:\CORP\MSF\GITANO\BNKR-SAL.8

                         AMENDMENT NO. 1


        AMENDMENT NO. 1 dated as of March 14, 1994 to the Purchase Agreement, dated as of February 28, 1994 (the "Purchase Agreement"), among THE GITANO GROUP, INC., a Delaware corporation having an office at 1411 Broadway, New York, New York 10018 ("Gitano"); each of the direct and indirect subsidiaries of
Gitano  signatory  hereto  (such subsidiaries  being  referred to herein as the "Subsidiaries" and, together with Gitano, as "SELLER"); and FRUIT OF THE LOOM, INC., a Delaware corporation having an office at 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois 60606 ("BUYER"). Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Purchase Agreement
                        R E C I T A L S :
        Upon the terms and conditions of the Purchase Agreement, BUYER has agreed to purchase from SELLER, and SELLER has agreed to sell to BUYER, substantially all of the assets of SELLER, including all the assets of G.G. Licensing (subject to certain perpetual licenses referred to on Schedule 2(a)(v) of the Purchase Agreement).
        The parties wish to clarify their intentions with respect to certain matters covered by the Purchase Agreement.
        NOW, THEREFORE, in consideration of the foregoing and  for
other   good  and   valuable   consideration,  the   receipt  and
sufficiency of  which are hereby acknowledged,  the parties agree as follows:
        1. The definition of "Approval Order" in Section 1 is hereby amended to add the following phrase after the words "Assigned Contracts" in clause (v) on the 24th line of such definition:
   "(other than the Dayton Lease, the G.G. Licensing Agreements and the G.G./Gitano Licensing Agreement to the extent of G.G.
   Licensing's    interest    in   the    G.G./Gitano   Licensing
   Agreement)".
        2. Section 1 is hereby amended to delete the definition "Assigned Contracts" and replace it with the following:
        " 'Assigned Contracts' means all Real Property Leases, Equipment Leases and Licenses and other agreements listed on
   Schedule  7(e) which  are not  Designated  Contracts or  Other
   Excluded Contracts, including without limitation the G.G. Licensing Agreements and G.G./Gitano Licensing Agreement."
        3.  Section  1  is  hereby  further  amended  to  add  the following defined terms:
        " 'Dayton Lease'" means the lease, dated March 20, 1991 between Isaac Heller and The Orit Corporation, as amended."
        "   'G.G.   Licensing   Agreements'   means  the   license
   agreements  listed  on  Schedule   2(a)(v)  of  the   Purchase
   Agreement   between  G.G.   Licensing  and   New   Accessories
   Holdings, Inc. and G.G. Licensing and Hocalar B.V."
        " 'G.G./Gitano Licensing Agreement' means the license agreement, dated as of September 24, 1993, between G.G. Licensing and Gitano Licensing, Ltd."

        4. The definition of "Scheduling Order" in Section 1 is hereby amended to insert in subsection (vi) the parenthetical "(other than the G.G. Licensing Agreements)" immediately after the phrase "requiring SELLER to serve a notice upon each non-SELLER party to each License".
        5. Section 2(c) of the Purchase Agreement is hereby amended to delete the following phrase in lines 11 through 15 of such section:
   "all Real Property Leases, Equipment Leases and Licenses and other agreements listed on Schedule 7(e) which are not Initial Designated Contracts or Other Excluded Contracts (the "Assigned Contracts");"
and to substitute in its place the phrase "Assigned Contracts other than the Dayton Lease;".
        6. Section 3A(a) of the Purchase Agreement is hereby amended to delete the first two sentences of such Section and to substitute in their place the following:
        "The parties acknowledge that BUYER wishes to assume the lease of the premises occupied by SELLER in Dayton, New
   Jersey  (the "Dayton  Facility").   Subject  to Section  4(b),
   SELLER shall use all reasonable efforts to assign to BUYER within 25 days after Closing all of SELLER's interest in and to the Dayton Lease, at which time BUYER shall assume all of
   SELLER's  obligations arising  under the  Dayton  Lease.   The
   parties agree that during the period (the "Interim Period") commencing on the Closing Date and ending on the earlier of
   (i) the 90th day following the Closing Date and (ii) the date of the assignment to BUYER of the Dayton Lease, SELLER, to the extent reasonably requested by BUYER, will use its reasonable efforts to receive at, and distribute from, the Dayton Facility BUYER's goods in a manner consistent with past practices."
        7.  Section 4(b) is  hereby amended  to insert  in the 3rd
line   the  parenthetical   "(other  than   the  Dayton   Lease)"
immediately after the phrase "the Assigned Contracts".
        8. Section 4(b) is hereby further amended to add the following parenthetical in the 9th line of such Section after the words "Assigned Contracts":
        "(other  than  the   Dayton  Lease,  the  G.G.   Licensing
        Agreements and the G.G./Gitano Licensing Agreement to the extent of G.G. Licensing's interest in such agreement)".
        9. Schedule 7(e)(i) is hereby amended to delete the "X" from the box marked by SELLER, therefore indicating that BUYER wishes to assume the Dayton Lease pursuant to Section 3A(a).
        10. Schedule 7(e)(iii) of the Purchase Agreement is hereby amended to include the G.G. Licensing Agreements and the G.G./Gitano Licensing Agreement.
        11. The Purchase Agreement, as amended, hereby shall continue in full force and effect.

        IN   WITNESS  WHEREOF,  the   parties  have  executed  and
delivered this Amendment No. 1 as of the date first above written.

         SELLER:

         THE GITANO GROUP, INC.
         AMERICO LIMITED
         A.N. SURVIVOR CORP.
         EVA JOIA INCORPORATED
         GITANO LICENSING, LTD.
         G.G. LICENSING, INC.

        THE GITANO MANUFACTURING GROUP, INC.
         GITANO SPORTSWEAR, LTD.
         GLOBAL SOURCING, INC.
         G.V. LICENSING, INC.
         G.V. PRODUCTS CORP.
         NOEL INDUSTRIES, INC.

   NORTH AMERICAN UNDERWEAR COMPANY, INC.
         THE ORIT CORPORATION
         ORIT IMPORTS, INC.
         ORIT MENSWEAR COMPANY, INC.
         ORIT RETAIL HOLDING COMPANY, INC.

         By:_____________________________


         BUYER:

         FRUIT OF THE LOOM, INC.

         By:_____________________________
                 Name:
            Title:

                                   March 7, 1994





Via Facsimile and Certified Return Receipt Mail

The Gitano Group, Inc.
1411 Broadway
New York, New York  10018

Attention:                         Robert E. Gregory, Jr.
        Chairman and Chief
        Executive Officer

Dear Mr. Gregory:

     Reference is made to that certain Purchase Agreement (the "Agreement") dated as of February 28, 1994 among The Gitano Group, Inc. ("Gitano"); each of the direct and indirect subsidiaries of Gitano signatories to the Agreement (such subsidiaries and Gitano being hereafter collectively referred to as "Seller"); and Fruit of the Loom, Inc. ("Buyer"). Defined terms used herein shall have the meanings assigned to such terms in the Agreement unless the context otherwise requires.

     Pursuant to Section 2(c) of the Agreement, Buyer hereby notifies Seller that the following Licenses are hereby designated as Additional Designated Contracts which Buyer does not wish to assume and requests that Seller reject:

Schedule 7(e)(iii)       Description

Item 18 License Agreement, dated as of August 25, 1987, between Gitano Licensing, Ltd. and NuShoes, Inc. as modified by letters dated July 17, 1992, February 17, 1993 and July 26, 1993 and an oral agreement entered into in late 1993 regarding mens and boys footwear.

The Gitano Group, Inc.
March 7, 1994
Page Two





Item 28                  License Agreement, dated as of September
                         11, 1992, between Gitano Licensing, Ltd.
                         and the John Forsyth Company, Inc.

     Please acknowledge receipt of this letter and Buyers request that Seller reject the aforementioned Licenses by signing and returning the enclosed copy of the letter.

                                   Very truly yours,

                                   FRUIT OF THE LOOM, INC.



                                    By:

                                       Kenneth Greenbaum
                                       Vice President

Receipt Acknowledged:

THE GITANO GROUP, Inc.



By:
Its:

cc:  Kronish, Lieb, Weiner & Hellman (Via Facsimile and Certified
Return Receipt)
     1114 Avenue of the Americas
     New York, New York  10036
     Attention:  Peter J. Mansbach, Esq.

     Steven Gerber
     Nancy E. Fuchs

                                    March 10, 1994








Via Facsimile and Certified RRR

The Gitano Group, Inc.
1411 Broadway
New York, New York  10018

Attention:                         Robert E. Gregory, Jr.
        Chairman and Chief
        Executive Officer

Dear Mr. Gregory:

     Reference is made to that certain Purchase Agreement (the "Agreement") dated as of February 28, 1994 among The Gitano Group, Inc. ("Gitano"); each of the direct and indirect subsidiaries of Gitano signatories to the Agreement (such subsidiaries and Gitano being hereafter collectively referred to as "Seller"); and Fruit of the Loom, Inc. ("Buyer"). Defined terms used herein shall have the meanings assigned to such terms in the Agreement unless the context otherwise requires.

     Pursuant to Section 2(a)(vi)(B) of the Agreement, Buyer hereby notifies Seller that it hereby designates the stock of Noel of Jamaica Ltd. as one of the Assets that Buyer will acquire at the Closing.

The Gitano Group, Inc.
March 7, 1994
Page Two





     Please acknowledge receipt of this letter by signing and returning the enclosed copy of the letter.

                                   Very truly yours,

                                   FRUIT OF THE LOOM, INC.



                                    By:

                                       Kenneth Greenbaum
                                       Vice President

Receipt Acknowledged:

THE GITANO GROUP, Inc.



By:
Its:

cc:  Kronish, Lieb, Weiner & Hellman (Via Facsimile and Certified
RRR)
     1114 Avenue of the Americas
     New York, New York  10036
     Attention:  Peter J. Mansbach, Esq.

     Steven Gerber
     Nancy E. Fuchs

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES  EXHIBIT 11
             Computation of Earnings Per Common Share
              (In thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                1993         1992          1991          1990          1989
Primary:
Earnings available to common shares:
   Earnings before extraordinary items and cumulative
      effect of change in accounting principle               $  212,800   $  188,500    $  111,000    $   77,100    $   72,000
   Extraordinary items                                           (8,700)      (9,900)           --            --            --
   Cumulative effect of change in accounting
      for income taxes                                            3,400           --            --            --            --
   Net earnings                                              $  207,500   $  178,600    $  111,000    $   77,100    $   72,000

Average common shares outstanding                                76,000       76,000        69,400        61,900        61,800

Per Share:
   Earnings before extraordinary items and cumulative
      effect of change in accounting principle               $     2.80   $     2.48    $     1.60    $     1.25    $     1.17
   Extraordinary items                                             (.11)        (.13)           --            --            --
   Cumulative effect of change in accounting
      for income taxes                                              .04           --            --            --            --
   Net earnings                                              $     2.73   $     2.35    $     1.60    $     1.25    $     1.17

Fully Diluted:
Earnings available to common shares:
   Earnings before extraordinary items and cumulative
      effect of change in accounting principle               $  212,800   $  188,500    $  111,000    $   77,100    $   72,000
   Add-interest on 6-3/4% convertible subordinated
      debentures, net of tax                                         --           --         1,500         2,700         2,700
   Adjusted earnings before extraordinary
      items and cumulative effect of change
      in accounting principle                                   212,800      188,500       112,500        79,800        74,700
   Extraordinary items                                           (8,700)      (9,900)           --            --            --
   Cumulative effect of change in accounting
      for income taxes                                            3,400           --            --            --            --

Adjusted net earnings                                        $  207,500   $  178,600    $  112,500    $   79,800    $   74,700

Common shares outstanding per primary computation                76,000       76,000        69,400        61,900        61,800
Add: shares issuable from assumed exercise of 6-3/4%
   convertible debentures                                            --           --         3,000         5,300         5,300
Additional effect of outstanding options as determined
   by the application of the treasury stock method                   --           --           400           100           200
      Total                                                      76,000       76,000        72,800        67,300        67,300

Per Share:
   Earnings before extraordinary items and cumulative
      effect of change in accounting principle               $     2.80   $     2.48    $     1.55    $     1.18    $     1.11
   Extraordinary items                                             (.11)       (0.13)           --            --            --
   Cumulative effect of change in accounting



      for income taxes                                              .04           --            --            --            --
   Net earnings                                              $     2.73   $     2.35    $     1.55    $     1.18    $     1.11

                                                       EXHIBIT 22
                       SUBSIDIARIES<F1> OF
                     FRUIT OF THE LOOM, INC.

                                                Jurisdiction of
                                                  Incorporation

Union Underwear Company, Inc.                          New York
NWI Land Management Corporation                        Delaware

Subsidiaries of Union Underwear Company, Inc.
Aliceville Cotton Mill, Inc.                            Alabama
Apparel Outlet Stores, Inc.                            Delaware
Brundidge Shirt Corp.                                   Alabama
The B.V.D. Licensing Corporation                       Delaware
Camp Hosiery Company, Inc.                            Tennessee
Fayette Cotton Mill, Inc.                               Alabama
Fruit of the Loom, Inc. (a New York corporation)       New York
FTL Sales Company, Inc.                                New York
Greenville Manufacturing, Inc.                      Mississippi
Jet Sew Technologies, Inc.                             New York
Leesburg Knitting Mills, Inc.                           Alabama
Martin Mills, Inc.                                    Louisiana
Panola Mills, Inc.                                  Mississippi
Rabun Apparel, Inc.                                     Georgia
Russell Hosiery Mills, Inc.                      North Carolina
Salem Sportswear Corporation                           Delaware
Sherman Warehouse Corporation                       Mississippi
Union Sales, Inc.                                      Delaware
Union Yarn Mills, Inc.                                  Alabama
Woodville Apparel Corporation                       Mississippi
Winfield Cotton Mill, Inc.                              Alabama
Whitmire Manufacturing, Inc.                     South Carolina
Fruit of the Loom Caribbean, Inc.                      Delaware
Fruit of the Loom Canada, Inc.                          Ontario
Fruit of the Loom Arkansas, Inc.                       Arkansas
Fruit of the Loom Texas, Inc.                             Texas
Fruit of the Loom Italy, S.r.l.                           Italy
AVX Management Co., Inc.                               Kentucky
Superior Acquisition Corporation                       Delaware
Superior Underwear Mill, Inc.                          New York
FOL International                           Republic of Ireland


[FN]
<F1>    Excludes some  subsidiaries  which, if  considered in  the aggregate as a single subsidiary, would not constitute a "significant subsidiary" at December 31, 1993.

                                                       EXHIBIT 22
                       SUBSIDIARIES<F1> OF            (Continued)
               FRUIT OF THE LOOM, INC.-(Continued)

                                                Jurisdiction of
                                                  Incorporation

Subsidiaries of Russell Hosiery Mills, Inc. (a North Carolina
corporation)
Leesburg Yarn Mills, Inc.                               Alabama

Subsidiaries of Camp Hosiery Company, Inc. (a Tennessee
corporation)
Russmont Hosiery Mill, Inc.                      North Carolina

Subsidiaries of Union Sales, Inc. (a Delaware corporation)
Fruit of the Loom Trading Company                      Delaware

Subsidiaries of Union Yarn Mills, Inc. (an Alabama corporation)
DeKalb Knitting Corporation                             Alabama

Subsidiaries of Superior Acquisition Corporation (a Delaware
corporation)
Prendas Tejidas de Mexico, S.A. de C.V.                  Mexico
Tejidos de Valle Hermosa, S.A. de C.V.                   Mexico
Confecciones dos Caminos, S.A.                         Honduras

Subsidiaries of FOL International (a Republic of Ireland
corporation)
W.P. McCarter & Co., Ltd.                   Republic of Ireland
Fruit of the Loom France, S.a.r.l.                       France
Fruit of the Loom GmbH                                  Germany
Fruit of the Loom International, Ltd.       Republic of Ireland
Fruit of the Loom International S.P. Z.0.0               Poland
Fruit of the Loom Investments, Ltd.              United Kingdom
Fruit of the Loom Spain, S.A.                             Spain
Fruit of the Loom Benelux, S.A.                         Belgium







[FN]
<F1> Excludes  some  subsidiaries  which,  if  considered in  the aggregate as a single subsidiary, would not constitute a "significant subsidiary" at December 31, 1993.

                                                       EXHIBIT 22
                       SUBSIDIARIES<F1> OF            (Concluded)
               FRUIT OF THE LOOM, INC.-(Concluded)



Subsidiaries of Fruit of the Loom International, Ltd. (a Republic
of Ireland corporation)
McCarters Ireland, Ltd.                     Republic of Ireland

Subsidiaries of Fruit of the Loom Investments, Ltd. (a United
Kingdom corporation)
Fruit of the Loom, Ltd.                          United Kingdom
Fruit of the Loom Management Co., Ltd.           United Kingdom
Fruit of the Loom Manufacturing Co., Ltd.        United Kingdom

Subsidiaries of The Fruit of the Loom Trading Company (a Delaware
corporation)
Controladora Fruit of the Loom, S.A. de C.V.             Mexico
Fruit of the Loom Sales Mexico, S.A. de C.V.             Mexico

Subsidiaries of Controladora Fruit of the Loom, S.A. de C.V. (a
Mexico corporation)
Distribuidora Fruit of the Loom, S.A. de C.V.            Mexico



[FN]
<F1> Excludes  some  subsidiaries  which,  if  considered in  the aggregate as a single subsidiary, would not constitute a "significant subsidiary" at December 31, 1993.

                                                       EXHIBIT 24


                 CONSENT OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 33-18250, 33-56214, 33-57472 and 33-50499 and Forms S-3 Nos. 33-56376, 33-56378 and 33-
52023) pertaining to the Fruit of the Loom, Inc. 1987 Stock Option Plan, the Richard C. Lappin Stock Option Plan, the 1992 Executive Stock Option Plan, the Fruit of the Loom, Inc. Directors' Stock Option Plan, the registration of 800,000 shares of Class A Common Stock, 1,550,391 shares of Class A Common Stock and 1,800,000 shares of Class A Common Stock and in the related Prospectuses of our report dated February 12, 1994 with respect to the consolidated financial statements of Fruit of the Loom, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1993.






                                                    ERNST & YOUNG


Chicago, Illinois
March 16, 1994

March 21, 1994


OFICS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413


Gentlemen:

Attached to this transmission please find Fruit of the Loom's
Annual Report on Form 10-K for the year ended December 31, 1993.

Hard copies of this document follow via special courier.


Sincerely,

John R. Carroll
Assistant Controller, Farley Industries


JRC/kd
Enclosures