Form 10-Q
period 1994-03-31
FRUIT OF THE LOOM INC /DE/
filed 1994-05-16
CIK 771298

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

                  Commission File Number 1-8941

                     FRUIT OF THE LOOM, INC.
      (Exact name of registrant as specified in its charter)


        DELAWARE                                 36-3361804
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

                        5000 SEARS TOWER,
                     233 SOUTH WACKER DRIVE,
                     CHICAGO, ILLINOIS 60606
   (Address of principal executive offices, including Zip Code)

                          (312) 876-1724
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                       Yes   X    No

Common shares outstanding at April 30, 1994:69,121,749 shares of Class A Common Stock, $.01 par value and 6,690,976 shares of
Class B Common Stock, $.01 par value.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                              INDEX


PART I. FINANCIAL INFORMATION                            Page No.


        Item 1.   Financial Statements

                  Condensed Consolidated Balance
                      Sheet; March 31, 1994
                      (Unaudited) and December 31,
                      1993                                   3

                  Condensed Consolidated Statement
                      of Earnings (Unaudited);
                      Three Months Ended March 31,
                      1994 and 1993                          4

                  Condensed Consolidated Statement
                      of Cash Flows (Unaudited);
                      Three Months Ended March 31,
                      1994 and 1993                          5

                  Notes to Condensed Consolidated
                      Financial Statements
                      (Unaudited)                            6

        Item 2.   Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations                             7


PART II.          OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K          11

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars)

                                                                                   March 31,              December 31,
                                                                                      1994                    1993
                                                                                  (Unaudited)
                                        ASSETS
    Current Assets
        Cash and cash equivalents (including
            restricted cash)  . . . . . . . . . . . . . . . . . . . . .         $         18,600        $         74,200
        Notes and accounts receivable
            (less allowance for possible losses
            of $16,100)   . . . . . . . . . . . . . . . . . . . . . . .                  315,600                 239,700
        Inventories
            Finished goods  . . . . . . . . . . . . . . . . . . . . . .                  530,200                 454,500
            Work in process   . . . . . . . . . . . . . . . . . . . . .                  124,200                  94,000
            Materials and supplies  . . . . . . . . . . . . . . . . . .                   29,800                  25,600
        Other     . . . . . . . . . . . . . . . . . . . . . . . . . . .                   35,000                  54,700

                 Total current assets . . . . . . . . . . . . . . . . .                1,053,400                 942,700

    Property, Plant and Equipment . . . . . . . . . . . . . . . . . . .                1,279,500               1,233,900
        Less accumulated depreciation   . . . . . . . . . . . . . . . .                  389,600                 367,900

                 Net property, plant and equipment  . . . . . . . . . .                  889,900                 866,000

    Other Assets
        Goodwill (less accumulated amortization
            of $214,900 and $207,200, respectively)   . . . . . . . . .                  977,800                 895,300
        Other     . . . . . . . . . . . . . . . . . . . . . . . . . . .                   54,300                  30,000

                 Total other assets . . . . . . . . . . . . . . . . . .                1,032,100                 925,300

                                                                                $      2,975,400        $      2,734,000

                    LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt    . . . . . . . . . . . .         $         34,100        $         34,000
        Trade accounts payable  . . . . . . . . . . . . . . . . . . . .                   63,500                  78,100
        Other accounts payable and accrued expenses   . . . . . . . . .                  180,200                 138,400

                 Total current liabilities  . . . . . . . . . . . . . .                  277,800                 250,500

    Noncurrent Liabilities
        Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                1,390,400               1,194,000
        Deferred income taxes   . . . . . . . . . . . . . . . . . . . .                   48,800                  51,000
        Other     . . . . . . . . . . . . . . . . . . . . . . . . . . .                  185,400                 191,500

                 Total noncurrent liabilities . . . . . . . . . . . . .                1,624,600               1,436,500

    Common Stockholders' Equity   . . . . . . . . . . . . . . . . . . .                1,073,000               1,047,000
                                                                                $      2,975,400        $      2,734,000



                     See accompanying notes.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
              (In thousands, except per share data)



                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     1994                     1993
    Net sales     . . . . . . . . . . . . . . . . . . . . . . . . . . .         $        438,200        $        428,900
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .                  292,400                 271,200

        Gross earnings  . . . . . . . . . . . . . . . . . . . . . . . .                  145,800                 157,700

    Selling, general and administrative expenses  . . . . . . . . . . .                   71,400                  57,200
    Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . .                    7,700                   6,200

        Operating earnings  . . . . . . . . . . . . . . . . . . . . . .                   66,700                  94,300

    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .                  (21,100)                (17,600)
    Other expense - net . . . . . . . . . . . . . . . . . . . . . . . .                   (2,200)                 (1,900)

        Earnings before income tax expense and cumulative
            effect of change in accounting principle  . . . . . . . . .                   43,400                  74,800

    Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .                   18,300                  30,700

        Earnings before cumulative effect of change in
            accounting principle  . . . . . . . . . . . . . . . . . . .                   25,100                  44,100

        Cumulative effect of change in accounting for
            income taxes  . . . . . . . . . . . . . . . . . . . . . . .                       --                   3,400

        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $         25,100        $         47,500

    Earnings per common share:
        Earnings before cumulative effect of change in
            accounting principle  . . . . . . . . . . . . . . . . . . .         $            .33        $            .58
        Cumulative effect of change in accounting for
            income taxes  . . . . . . . . . . . . . . . . . . . . . . .                       --                     .04

        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $            .33        $            .62

        Average common shares outstanding   . . . . . . . . . . . . . .                   76,000                  76,000









                     See accompanying notes.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                    (In thousands of dollars)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       1994                   1993

    Cash Flows from Operating Activities

        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $         25,100        $         47,500
        Adjustments to reconcile to net cash
            provided by operating activities:
            Cumulative effect of change in
                 accounting for income taxes  . . . . . . . . . . . . .                       --                  (3,400)
            Deferred income taxes   . . . . . . . . . . . . . . . . . .                      600                   5,400
            Increase in working capital   . . . . . . . . . . . . . . .                 (105,500)               (131,200)
            Other-net   . . . . . . . . . . . . . . . . . . . . . . . .                     (500)                 (8,800)

                 Net cash used for operating activities . . . . . . . .                  (46,200)                (62,500)

    Cash Flows from Investing Activities

        Capital expenditures  . . . . . . . . . . . . . . . . . . . . .                  (39,700)                (59,200)
        Acquisition of Gitano   . . . . . . . . . . . . . . . . . . . .                 (100,000)                     --
        Acquisition of Artex  . . . . . . . . . . . . . . . . . . . . .                  (44,500)                     --
        Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . .                  (21,200)                  4,200

                 Net cash used for investing activities . . . . . . . .                 (205,400)                (55,000)

    Cash Flows from Financing Activities

        Increase in short-term notes payable  . . . . . . . . . . . . .                       --                 100,800
        Net borrowings under long-term credit agreements  . . . . . . .                  202,900                      --
        Principal payments on long-term debt
            and capital leases  . . . . . . . . . . . . . . . . . . . .                   (6,900)                (28,500)
        Issuances of common stock   . . . . . . . . . . . . . . . . . .                       --                     100
        Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                    (900)

                 Net cash provided by financing activities  . . . . . .                  196,000                  71,500

        Net decrease in Cash and cash
            equivalents (including restricted cash)   . . . . . . . . .                  (55,600)                (46,000)
        Cash and cash equivalents (including restricted
            cash) at beginning of period  . . . . . . . . . . . . . . .                   74,200                  57,400

        Cash and cash equivalents (including restricted
            cash) at end of period  . . . . . . . . . . . . . . . . . .         $         18,600        $         11,400




                     See accompanying notes.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

1. No dividends were declared on the Company's common stock for the three month periods ended March 31, 1994 and 1993.

2. In late January 1994 the Company acquired Artex Manufacturing Co., Inc. ("Artex") for approximately $44,500,000 (the "Artex Acquisition"). In late March 1994 the Company acquired certain assets of the Gitano Group, Inc. ("Gitano") for approximately $100,000,000 (the "Gitano Acquisition" and, together with the Artex Acquisition, the "Acquisitions"). The Acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was preliminarily allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $89,500,000 and is being amortized over periods ranging from 15 to 20 years. The results of operations of Artex and Gitano are not material in relation to the Company's consolidated financial statements and, therefore, pro forma financial information has not been presented.

3. Effective January 1, 1993, the Company recorded the cumulative effect of an accounting change related to the initial adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") resulting in a $3,400,000 ($.04 per share) benefit in the first quarter of 1993. Under SFAS No. 109, the liability method is used in accounting for income taxes.

4. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1993 Annual Report on Form 10-K.

     The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods and is not necessarily indicative of results for the entire year.

     The Company uses the last-in, first-out ("LIFO") method of accounting for the majority of inventories for financial reporting purposes. Interim determinations of LIFO inventories are necessarily based on management's estimates of year-end inventory levels and costs. Subsequent changes in these estimates, including the final year-end LIFO determination, and the effect of such changes on earnings are recorded in the interim periods in which they occur.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended March 31, 1994 and the Company's Annual Report on
Form 10-K for the year ended December 31, 1993.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                        Three Months Ended
                                             March 31,
                                         1994        1993

   Net sales                            $438.2     $ 428.9

   Gross earnings                       $145.8     $ 157.7
   Gross margin                           33.3%       36.8%

   Operating earnings                   $ 66.7     $  94.3
   Operating margin                       15.2%       22.0%

Net Sales

Net sales increased 2.2% in the first quarter of 1994 compared to the same period of 1993. The increased net sales in the first quarter of 1994 were primarily due to the results of the Company's new sportswear line, principally due to the acquisitions of Salem Sportswear Corporation ("Salem") in November 1993 and Artex in January 1994, and volume increases in its international operations. These increases were partially offset by lower unit volume of domestic activewear and underwear and lower selling prices (principally for domestic activewear as a result of the Company's new pricing strategy announced in the second half of 1993). The volume decreases in domestic activewear and underwear were impacted by promotions which were run in the first and fourth quarters of 1993 and which were not repeated in the first quarter of 1994.

Gross Earnings

Gross earnings decreased 7.5% in the first quarter of 1994 as compared to the same period of 1993. The gross margin was 33.3% in the first quarter of 1994 as compared to 36.8% in the same period of 1993. The decrease in gross earnings and margin in the first quarter of 1994 as compared to 1993 was primarily due to the unfavorable effects of reduced operating schedules for certain of the Company's facilities in the early portion of the first quarter of 1994 combined with the effect of lower prices.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating Earnings

Operating earnings decreased 29.3% compared to the first quarter of 1993 while the operating margin decreased 6.8 percentage points to 15.2% of net sales at March 31, 1994. The decreases resulted from the decreases in gross earnings and gross margin and higher selling, general and administrative expenses in 1994. Selling, general and administrative expenses increased to 16.3% of net sales in the first quarter of 1994 compared to 13.3% of net sales in the same period of 1993. The increases in selling, general and administrative expenses were primarily attributable to higher royalty costs in 1994, principally due to the acquisitions of the Salem and Artex licensed sports apparel operations. In addition, higher selling and other administrative costs arose both from the acquisitions of Salem and Artex and from the Company's continuing effort to improve customer service by making investments in added distribution capabilities, computer systems and other infrastructure required to service customers more effectively.

Interest Expense

Interest expense for the first quarter of 1994 increased 19.9% from the same period of 1993 and was principally attributable to the effect of higher debt levels which more than offset the effects of lower average interest rates on the Company's debt instruments. Higher debt levels were primarily due to the acquisitions of Salem, Artex and Gitano, which were financed through borrowings under the Company's $800,000,000 revolving demand line of credit (the "New Credit Agreement"), and higher working capital levels.

Income Taxes

The effective income tax rate for the first quarter of 1994 and 1993 differed from the Federal statutory rate of 35% and 34% in 1994 and 1993, respectively, primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

In the first quarter of 1993, the Company recorded the cumulative effect of an accounting change related to the adoption of SFAS
No. 109 resulting in a $3,400,000 ($.04 per share) benefit.

Earnings Per Share

For the first three months of 1994, earnings per share before cumulative effect of change in accounting principle decreased 43.1% from the same period of 1993. Earnings per share before cumulative effect of change in accounting principle were $.33 for the first three months of 1994 compared to $.58 for the same period of 1993. Net earnings per share in 1993 were $.62 and included a $.04 benefit related to the cumulative effect of a change in accounting for income taxes.



             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONCLUDED

Effects of Inflation

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

Liquidity and Capital Resources

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds derived from capital markets including bank facilities. The Company has available for the funding of its operations an $800,000,000 revolving demand line of credit. As of May 6, 1994 approximately $203,000,000 was available and unused under this facility.

Net cash used for operating activities in the three months ended March 31, 1994 and 1993 was $46,200,000 and $62,500,000,
respectively. The primary components of cash used for operating activities in the first quarter of 1994 and 1993 were increases in working capital of $105,500,000 and $131,200,000, respectively. The working capital increases in the first quarter of 1994 and 1993 were driven by higher inventories ($90,800,000 and $113,000,000, respectively) and higher accounts receivable ($53,000,000 and $51,100,000, respectively) which were partially offset by changes in other working capital items. The increases in inventory and accounts receivable in the first quarter of 1994 and 1993 reflect the seasonality of the Company's business as it enters its peak selling season and the Company's ongoing efforts to improve customer service.

Net cash used for investing activities in the three months ended March 31, 1994 and 1993 was $205,400,000 and $55,000,000,
respectively. Capital expenditures were $39,700,000 and $59,200,000 in the first quarter of 1994 and 1993, respectively. In the first quarter of 1994 the Company spent approximately $144,500,000 on the acquisitions of Artex and Gitano. Such funds were provided by borrowings under the New Credit Agreement. Capital spending, primarily to enhance distribution capabilities, is anticipated to approximate $175,000,000 to $200,000,000 in 1994.

Net cash provided by financing activities in the three months ended March 31, 1994 and 1993 was $196,000,000 and $71,500,000,
respectively, and consisted principally of borrowings under the Company's bank credit agreements.

Management believes the funding available to it is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs.

The Company's debt instruments, principally the New Credit Agreement, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                    PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

4(a)* $800,000,000 Credit Agreement dated as of August 16, 1993, among the several banks and other financial institutions from time to time parties thereto (the "Lenders"), Bankers Trust Company, a New York banking corporation, as administrative agent for the Lenders thereunder, Chemical Bank, NationsBank of North Carolina N.A., The Bank of New York and the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3").

4(b)* Subsidiary Guarantee Agreement dated as of August 16, 1993 by each of the guarantors signatory thereto in favor of the beneficiaries referred to therein (incorporated herein by reference to Exhibit 4.4 to the 1993 S-3).





*  Document is available  at the Public  Reference Section of the
Securities and  Exchange Commission,  Judiciary Plaza,  450 Fifth
Street,   N.W.,  Washington,  D.C.  20549  (Commission  file  No.
1-8941).

The Registrant has not listed nor filed as an Exhibit to this Quarterly Report certain instruments with respect to long-term debt representing indebtedness of the Registrant and its subsidiaries which do not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish such instruments to the Securities and Exchange Commission upon request.

b.  Reports on Form 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1994.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FRUIT OF THE LOOM, INC.
                                  (Registrant)





Date: May 13, 1994              MICHAEL F. BOGACKI
                                Michael F. Bogacki
                          Vice President and Controller