Form 10-Q
period 1994-06-30
FRUIT OF THE LOOM INC /DE/
filed 1994-08-15
CIK 771298

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1994

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

                       Yes   X    No

Common shares outstanding at August 5, 1994:69,128,049 shares of Class A Common Stock, $.01 par value and 6,690,976 shares of
Class B Common Stock, $.01 par value.

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                              INDEX


PART I. FINANCIAL INFORMATION                            Page No.


        Item 1.   Financial Statements

                  Condensed   Consolidated   Balance
                      Sheet;    June    30,    1994
                      (Unaudited) and December  31,
                      1993                                   3

                  Condensed  Consolidated  Statement
                      of    Earnings   (Unaudited);
                      Three  and  Six  Months Ended
                      June 30, 1994 and 1993                 4

                  Condensed  Consolidated  Statement
                      of  Cash  Flows  (Unaudited);
                      Six  Months  Ended  June  30,
                      1994 and 1993                          5

                  Notes  to  Condensed  Consolidated
                      Financial          Statements
                      (Unaudited)                            6

        Item 2.   Management's    Discussion     and
                      Analysis     of     Financial
                      Condition   and   Results  of
                      Operations                             8


PART II.          OTHER INFORMATION

        Item 4.   Submission  of Matters  to a  Vote of  Security
                  Holders                                   13

        Item 6.   Exhibits and Reports on Form 8-K          14

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars)

                                                                         June 30,             December 31,
                                                                           1994                   1993
                                                                       (Unaudited)
                                        ASSETS
Current Assets
    Cash and cash equivalents (including
         restricted cash) . . . . . . . . . . . . . . . . . . . .     $         4,300       $        74,200
    Accounts receivable
         (less allowance for possible losses
         of $16,200 and $16,100, respectively)  . . . . . . . . .             405,800               239,700
    Inventories
         Finished goods . . . . . . . . . . . . . . . . . . . . .             514,700               454,500
         Work in process  . . . . . . . . . . . . . . . . . . . .             134,300                94,000
         Materials and supplies . . . . . . . . . . . . . . . . .              31,700                25,600
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .              40,600                54,700

             Total current assets . . . . . . . . . . . . . . . .           1,131,400               942,700

Property, Plant and Equipment . . . . . . . . . . . . . . . . . .           1,340,500             1,233,900
    Less accumulated depreciation   . . . . . . . . . . . . . . .             413,400               367,900

             Net property, plant and equipment  . . . . . . . . .             927,100               866,000

Other Assets
    Goodwill (less accumulated amortization
         of $223,900 and $207,200, respectively)  . . . . . . . .             972,500               895,300
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .              53,900                30,000

             Total other assets . . . . . . . . . . . . . . . . .           1,026,400               925,300

                                                                      $     3,084,900       $     2,734,000
                    LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt    . . . . . . . . . . .     $        27,900       $        34,000
    Trade accounts payable  . . . . . . . . . . . . . . . . . . .              69,800                78,100
    Other accounts payable and accrued expenses   . . . . . . . .             223,600               138,400

             Total current liabilities  . . . . . . . . . . . . .             321,300               250,500

Noncurrent Liabilities
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .           1,402,100             1,194,000
    Deferred income taxes   . . . . . . . . . . . . . . . . . . .              49,500                51,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .             188,000               191,500

             Total noncurrent liabilities . . . . . . . . . . . .           1,639,600             1,436,500

Common Stockholders' Equity   . . . . . . . . . . . . . . . . . .           1,124,000             1,047,000

                                                                      $     3,084,900       $     2,734,000

                                    See accompanying notes.

            FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
              (In thousands, except per share data)

                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                              1994              1993              1994               1993

Net sales     . . . . . . . . . . . . . . . . . . .       $    635,200      $    523,000      $  1,073,400       $    951,900
Cost of sales . . . . . . . . . . . . . . . . . . .            444,400           330,200           736,800            601,400

    Gross earnings  . . . . . . . . . . . . . . . .            190,800           192,800           336,600            350,500

Selling, general and
  administrative expenses . . . . . . . . . . . . .             90,300            64,900           161,700            122,100
Goodwill amortization . . . . . . . . . . . . . . .              9,000             6,200            16,700             12,400

    Operating earnings  . . . . . . . . . . . . . .             91,500           121,700           158,200            216,000

Interest expense  . . . . . . . . . . . . . . . . .            (23,800)          (18,500)          (44,900)           (36,100)
Other income (expense) - net  . . . . . . . . . . .              4,500            (3,400)            2,300             (5,300)

    Earnings before income tax expense
         and cumulative effect of change
         in accounting principle  . . . . . . . . .             72,200            99,800           115,600            174,600

Income tax expense  . . . . . . . . . . . . . . . .             33,500            41,400            51,800             72,100

    Earnings before cumulative effect of change
         in accounting principle  . . . . . . . . .             38,700            58,400            63,800            102,500

    Cumulative effect of change in
         accounting for income taxes  . . . . . . .                 --                --                --              3,400

    Net earnings  . . . . . . . . . . . . . . . . .       $     38,700      $     58,400      $     63,800       $    105,900

Earnings per common share:
    Earnings before cumulative effect of
         change in accounting principle . . . . . .       $        .51      $        .77      $        .84       $       1.35
    Cumulative effect of change in accounting
         for income taxes . . . . . . . . . . . . .                 --                --                --                .04

    Net earnings  . . . . . . . . . . . . . . . . .       $        .51      $        .77      $        .84       $       1.39

    Average common shares outstanding   . . . . . .             76,000            76,000            76,000             76,000







                     See accompanying notes.


            FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                    (In thousands of dollars)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              1994                 1993

Cash Flows from Operating Activities
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .     $      63,800        $    105,900
    Adjustments to reconcile to net cash
         used for operating activities:
         Cumulative effect of change in
             accounting for income taxes  . . . . . . . . . . . . . .                --              (3,400)
         Depreciation and amortization  . . . . . . . . . . . . . . .            72,000              56,900
         Deferred income taxes  . . . . . . . . . . . . . . . . . . .             1,300              11,900
         Increase in working capital  . . . . . . . . . . . . . . . .          (149,400)           (235,500)
         Other-net  . . . . . . . . . . . . . . . . . . . . . . . . .             8,000             (12,700)

             Net cash used for operating activities . . . . . . . . .            (4,300)            (76,900)

Cash Flows from Investing Activities
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .           (99,100)           (138,600)
    Acquisition of Gitano   . . . . . . . . . . . . . . . . . . . . .           (98,100)                 --
    Acquisition of Artex  . . . . . . . . . . . . . . . . . . . . . .           (44,600)                 --
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (23,200)              6,500

             Net cash used for investing activities . . . . . . . . .          (265,000)           (132,100)


Cash Flows from Financing Activities
    Net borrowings under long-term credit agreements  . . . . . . . .           223,700                  --
    Increase in short-term notes payable  . . . . . . . . . . . . . .                --             246,700
    Principal payments on long-term debt  . . . . . . . . . . . . . .
         and capital leases . . . . . . . . . . . . . . . . . . . . .           (24,500)            (75,200)
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . .               200                (600)

             Net cash provided by financing
               activities . . . . . . . . . . . . . . . . . . . . . .           199,400             170,900

    Net decrease in Cash and cash
         equivalents (including restricted cash)  . . . . . . . . . .           (69,900)            (38,100)
    Cash and cash equivalents (including restricted
         cash) at beginning of period . . . . . . . . . . . . . . . .            74,200              57,400

    Cash and cash equivalents (including restricted
         cash) at end of period . . . . . . . . . . . . . . . . . . .     $       4,300        $     19,300







                     See accompanying notes.


           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

1. No dividends were declared on the Company's common stock for the three and six month periods ended June 30, 1994 and 1993.

2. In late January 1994 the Company acquired Artex Manufacturing Co., Inc. ("Artex") for approximately $44,600,000 (the "Artex Acquisition"). In late March 1994 the Company acquired certain assets of the Gitano Group, Inc. ("Gitano") for approximately $98,100,000 (the "Gitano Acquisition" and, together with the Artex Acquisition, the "Acquisitions"). The Acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase prices were preliminarily allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $93,900,000 and is being amortized over periods ranging from 15 to 20 years. The results of operations of Artex and Gitano are not material in relation to the Company's consolidated financial statements and, therefore, pro forma financial information has not been presented.

3. In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee, the Company received an annual fee from Mr. Farley equal to 1% of the value of the loans covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley.

4. Effective January 1, 1993, the Company recorded the cumulative effect of an accounting change related to the initial adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") resulting in a $3,400,000 ($.04 per share) benefit in the first quarter of 1993. Under SFAS No. 109, the liability method is used in accounting for income taxes.

5. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1993 Annual Report on Form 10-K.

     The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods and is not necessarily indicative of results for the entire year.

           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements -
                    (Concluded) - (Unaudited)



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

         FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended June 30, 1994 and the Company's Annual Report on
Form 10-K for the year ended December 31, 1993.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.



                                              Three Months Ended                    Six Months Ended
                                                   June 30,                              June 30,
                                            1994             1993               1994               1993

     Net sales                           $    635.2       $    523.0       $      1,073.4      $     951.9

     Gross earnings                      $    190.8       $    192.8       $        336.6      $     350.5
     Gross margin                              30.0%            36.9%                31.4%            36.8%

     Operating earnings                  $     91.5       $    121.7       $        158.2      $     216.0
     Operating margin                          14.4%            23.3%                14.7%            22.7%





Net Sales

Net sales increased 21.5% and 12.8%, respectively, in the second quarter and first six months of 1994 compared to the same periods of 1993. The increased net sales in the three months ended June 30, 1994 were primarily due to the results of the Company's new licensed sports apparel line, principally as a result of the acquisitions of Salem Sportswear Corporation ("Salem") in November 1993 and Artex in January 1994, and volume increases in certain of the Company's existing businesses. These increases were partially offset by lower selling prices (principally for domestic activewear as a result of the Company's pricing strategy announced in the second half of 1993). The increased net sales in the six months ended June 30, 1994 were principally due to the Salem and Artex acquisitions and volume increases in international and casualwear operations. These increases were partially offset by the negative effects of lower selling prices (principally for domestic activewear) and lower unit volume in underwear. The volume decrease in underwear was impacted by promotions which were run in the fourth quarter of 1993 and which were not repeated in the first quarter of 1994.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Gross Earnings

Gross earnings decreased 1.0% and 4.0%, respectively, in the second quarter and first six months of 1994 compared to the same periods of 1993. The gross margins were 30.0% and 31.4%, respectively, in the second quarter and first six months of 1994 compared to 36.9% and 36.8%, respectively, in the same periods of 1993. The decrease in gross earnings and margins were primarily due to the effect of lower prices and promotional activities, the unfavorable effects of reduced operating schedules for certain of the Company's facilities in the beginning of the first quarter of 1994, costs associated with rehiring and retraining workers and other general cost increases, including cotton cost increases.

Operating Earnings

Operating earnings decreased 24.8% compared to the second quarter of 1993 while the operating margin decreased 8.9 percentage points to 14.4% of net sales for the quarter ended June 30, 1994. For the first six months of 1994, operating earnings decreased 26.8% compared to the same period in 1993 while the operating margin decreased eight percentage points to 14.7% for the first half of 1994. The decreases for both periods resulted from the decreases in gross earnings and gross margin and higher selling, general and administrative expenses in 1994. Selling, general and administrative expenses increased to 14.2% and 15.1% of net sales, respectively, in the second quarter and first six months of 1994 compared to 12.4% and 12.8% of net sales, respectively, in the same periods of 1993. Higher selling and other administrative costs arose both from the acquisitions of Salem, Artex and Gitano and from the Company's continuing effort to improve customer service by making investments in added distribution capabilities, computer systems and other infrastructure required to service customers more effectively. The increases in selling, general and administrative expenses also include higher royalty costs in 1994, principally due to the acquisitions of the Salem and Artex licensed sports apparel operations.

Interest Expense

Interest expense for the second quarter and first six months of 1994 increased 28.6% and 24.4%, respectively, from the same periods of 1993. These increases were principally attributable to the effect of higher debt levels which more than offset the effects of lower average interest rates on the Company's debt instruments. Higher debt levels were primarily due to the acquisitions of Salem, Artex and Gitano, which were financed through borrowings under the Company's $800,000,000 revolving line of credit (the "New Credit Agreement"), and higher working capital levels.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other Income (Expense) - Net

Included in other income (expense) - net in the second quarter and first six months of 1994 is $8,800,000 of service fee income from Gitano's operations which represents Gitano's transition to a marketing organization from a manufacturing base. These revenues are not expected to recur after the third quarter of 1994. This was partially offset by $2,700,000 and $3,500,000 in the second quarter and first six months of 1994, respectively, of legal expenses pertaining to litigation related to retained liabilities of former subsidiaries. In addition, other income (expense) - net in the second quarter and first six months of 1994 includes approximately $1,500,000 and $2,900,000, respectively, of deferred debt fee amortization and bank fees. Other income (expense) - net for the second quarter and first six months of 1993 includes approximately $2,400,000 and $5,000,000, respectively, of deferred debt fee amortization and bank fees.

Income Taxes

The effective income tax rate for the second quarter and first six months of 1994 and 1993 differed from the Federal statutory rate of 35% and 34% in 1994 and 1993, respectively, primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

In the first quarter of 1993, the Company recorded the cumulative effect of an accounting change related to the adoption of SFAS
No. 109 resulting in a $3,400,000 ($.04 per share) benefit.

Earnings Per Share

Earnings per share were $.51 for the second quarter of 1994 compared to $.77 for the prior year period, a 33.8% decrease. For the first six months of 1994, earnings per share before cumulative effect of change in accounting principle decreased 37.8% to $.84 from $1.35 for the same period of 1993. Net earnings per share in 1993 were $1.39 and included a $.04 benefit related to the cumulative effect of a change in accounting for income taxes.

Effects of Inflation

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds derived from capital markets including bank facilities. During 1994, the Company obtained bank revolving lines of credit for certain of its foreign operations and separate letter of credit facilities to replace certain letters of credit under the New Credit Agreement. The Company has reduced the amount of letters of credit outstanding under the New Credit Agreement by approximately $28,200,000 since December 31, 1993. The Company has available for the funding of its operations approximately $818,000,000 of revolving lines of credit. As of August 5, 1994 approximately $190,600,000 was available and unused under these facilities.

Net cash used for operating activities in the six months ended June 30, 1994 and 1993 was $4,300,000 and $76,900,000, respectively. The primary components of cash used for operating activities in the first six months of 1994 and 1993 were increases in working capital of $149,400,000 and $235,500,000, respectively. The working capital increases in the first six months of 1994 and 1993 were driven by higher accounts receivable ($144,600,000 and $122,500,000, respectively) and higher inventories ($87,300,000 and $138,400,000, respectively) which were partially offset by changes in other working capital items. The increases in accounts receivable and inventory in the first six months of 1994 and 1993 reflect the seasonality of the Company's business and the Company's ongoing efforts to improve customer service.

Net cash used for investing activities in the six months ended June 30, 1994 and 1993 was $265,000,000 and $132,100,000,
respectively. Capital expenditures were $99,100,000 and $138,600,000 in the first half of 1994 and 1993, respectively. In the first six months of 1994 the Company spent approximately $142,700,000 on the acquisitions of Artex and Gitano, the funds for which were provided by borrowings under the New Credit Agreement. Capital spending for the full year ended December 31, 1994, primarily to increase distribution and yarn manufacturing capabilities, is anticipated to approximate $225,000,000 to $250,000,000.

Net cash provided by financing activities in the six months ended
June  30,  1994  and  1993  was  $199,400,000  and  $170,900,000,
respectively, and consisted principally of borrowings under the Company's bank credit agreements.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONCLUDED

Liquidity and Capital Resources

On August 5, 1994, the Company acquired Daniel Young International Corporation ("Pro Player"), which does business under the PRO PLAYER brand. The total funds required to acquire Pro Player, including the planned repayment of certain debt of Pro Player and the fees and expenses of this acquisition, total approximately $60,000,000. Such funds are being provided from borrowings under the New Credit Agreement. The principals of Pro Player may be entitled to receive compensation based in part upon the attainment of certain levels of operating performance by the acquired entity.

Management  believes  the funding  available  to  the Company  is
sufficient   to   meet  anticipated   requirements   for  capital
expenditures, working capital and other needs.

The Company's debt instruments, principally the New Credit Agreement, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios.

            FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                    PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of stockholders was held on May 17, 1994. Two proposals were submitted to stockholders as described in the Company's Proxy Statement dated April 7, 1994 and were voted upon and approved by stockholders at the meeting. The table below briefly describes the proposals and results of the stockholder votes.

                                                          Votes            Votes                        Authority       Broker
                                                        in Favor          Opposed      Abstain          Withheld       Nonvotes
Proposal to elect the
    following nine directors:

    Elected by holders of Class A Common Stock:
         Omar Z. Al Askari                                50,692,400           --          --             235,585          --
         Dennis S. Bookshester                            50,686,117           --          --             241,868          --
         Lee W. Jennings                                  50,698,649           --          --             229,336          --

    Elected by holders of Class A
         and Class B Common Stock:
         William Farley                                   84,125,060           --          --             257,805          --
         John B. Holland                                  84,132,874           --          --             249,991          --
         Henry A. Johnson                                 84,148,889           --          --             233,976          --
         Richard C. Lappin                                84,134,377           --          --             248,488          --
         A. Lorne Weil                                    84,148,245           --          --             234,620          --
         Sir Brian Wolfson                                84,146,215           --          --             236,650          --

Proposal to approve
    the Company's Executive
    Incentive Compensation Plan                           73,908,671       2,271,928     231,119            --        7,971,147

             FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

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

10(a) Guarantee of Payment dated as of June 27, 1994 by Fruit of the Loom, Inc. and NationsBank of Florida N.A.

10(b)     Stock  Pledge  Agreement  dated  as of  June  27,  1994
          between William F. Farley and Fruit of the Loom, Inc.

10(c)     Management  Agreement  between Farley  Industries, Inc.
          and the Company dated as of January 1, 1994.



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

b.  Reports on Form 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1994.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FRUIT OF THE LOOM, INC.
                             -----------------------
                                  (Registrant)





Date: August 12, 1994           LARRY K. SWITZER
                          -----------------------------
                                Larry K. Switzer
                            Executive Vice President
                           and Chief Financial Officer
                          (Principal Financial Officer
                          and duly authorized to sign
                            on behalf of Registrant)