Form 10-Q
period 1994-09-30
FRUIT OF THE LOOM INC /DE/
filed 1994-11-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

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

                               Yes   X    No

Common shares outstanding at October 31, 1994: 69,148,049 shares of Class A Common Stock, $.01 par value and 6,690,976 shares of Class B Common Stock, $.01 par value.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page No.


        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheet; September
                      30, 1994 (Unaudited) and December 31, 1993            3

                  Condensed Consolidated Statement of Earnings
                      (Unaudited); Three and Nine Months Ended
                      September 30, 1994 and 1993                           4

                  Condensed Consolidated Statement of Cash Flows
                      (Unaudited); Nine Months Ended September 30,
                      1994 and 1993                                         5

                  Notes to Condensed Consolidated Financial
                      Statements (Unaudited)                                6

        Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                            9


PART II.          OTHER INFORMATION

        Item 1.   Legal Proceedings                                        14

        Item 6.   Exhibits and Reports on Form 8-K                         15

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)

                                                                     September 30,          December 31,
                                                                          1994                  1993
                        ASSETS                                        (Unaudited)
Current Assets
    Cash and cash equivalents (including
         restricted cash)                                            $       19,500        $         74,200
    Notes and accounts receivable
         (less allowance for possible losses
         of $16,900 and $16,100, respectively)                              382,600                 239,700
    Inventories
         Finished goods                                                     510,400                 454,500
         Work in process                                                    151,300                  94,000
         Materials and supplies                                              34,000                  25,600
    Other                                                                    46,200                  54,700

             Total current assets                                         1,144,000                 942,700

Property, Plant and Equipment                                             1,426,700               1,233,900
    Less accumulated depreciation                                           440,900                 367,900

             Net property, plant and equipment                              985,800                 866,000

Other Assets
    Goodwill (less accumulated amortization
         of $233,100 and $207,200, respectively)                            995,600                 895,300
    Other                                                                    51,000                  30,000

             Total other assets                                           1,046,600                 925,300

                                                                     $    3,176,400        $      2,734,000
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt                             $       28,600        $         34,000
    Trade accounts payable                                                   83,900                  78,100
    Other accounts payable and accrued expenses                             208,800                 138,400

             Total current liabilities                                      321,300                 250,500

Noncurrent Liabilities
    Long-term debt                                                        1,408,500               1,194,000
    Deferred income taxes                                                    52,200                  51,000
    Other                                                                   226,100                 191,500

             Total noncurrent liabilities                                 1,686,800               1,436,500

Common Stockholders' Equity                                               1,168,300               1,047,000

                                                                     $    3,176,400        $      2,734,000

                        See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                      (In thousands, except per share data)

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                             1994              1993              1994              1993
Net sales                                                $   640,400      $    484,200       $  1,713,800       $  1,436,100
Cost of sales                                                438,900           309,100          1,175,700            910,500

    Gross earnings                                           201,500           175,100            538,100            525,600

Selling, general and administrative expenses                  93,900            60,500            255,600            182,600
Goodwill amortization                                          9,200             6,200             25,900             18,600

    Operating earnings                                        98,400           108,400            256,600            324,400

Interest expense                                             (25,700)          (18,300)           (70,600)           (54,400)
Other income (expense) - net                                     800            (2,900)             3,100             (8,200)

    Earnings before income tax expense,
         extraordinary item and cumulative
         effect of change in accounting principle             73,500            87,200            189,100            261,800

Income tax expense                                            33,300            38,600             85,100            110,700

    Earnings before extraordinary item and
         cumulative effect of change
         in accounting principle                              40,200            48,600            104,000            151,100

    Extraordinary item - loss on early
         retirement of debt                                       --            (8,600)                --             (8,600)

    Earnings before cumulative effect
         of change in accounting principle                    40,200            40,000            104,000            142,500

    Cumulative effect of change in
         accounting for income taxes                              --                --                 --              3,400

    Net earnings                                         $    40,200      $     40,000       $    104,000       $    145,900

Earnings per common share:
    Earnings before extraordinary item and cumulative
         effect of change in accounting principle        $       .53      $        .64       $       1.37       $       1.99
    Extraordinary item - loss on early
         retirement of debt                                       --              (.11)                --               (.11)
    Cumulative effect of change in accounting
         for income taxes                                         --                --                 --                .04

    Net earnings                                         $       .53      $        .53       $       1.37       $       1.92

    Average common shares outstanding                         76,000            76,000             76,000             76,000

                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              1994                   1993
Cash Flows from Operating Activities
    Net earnings                                                          $     104,000         $   145,900
    Adjustments to reconcile to net cash
         provided by (used for) operating activities:
         Extraordinary item - loss on early
             retirement of debt                                                      --               8,600
         Cumulative effect of change in
             accounting for income taxes                                             --              (3,400)
         Depreciation and amortization                                          111,400              87,800
         Deferred income taxes                                                    4,000              17,800
         Increase in working capital                                           (129,500)           (255,600)
         Other-net                                                               23,700             (32,700)

             Net cash provided by (used for)
               operating activities                                             113,600             (31,600)

Cash Flows from Investing Activities
    Capital expenditures                                                       (182,500)           (210,900)
    Less amount attributable to capital leases                                   36,200               2,900
         Capital expenditures                                                  (146,300)           (208,000)
    Acquisition of Gitano                                                       (90,800)                 --
    Acquisition of Pro Player                                                   (56,500)                 --
    Acquisition of Artex                                                        (45,000)                 --
    Other-net                                                                     1,700               8,200

             Net cash used for investing activities                            (336,900)           (199,800)

Cash Flows from Financing Activities
    Net borrowings under long-term credit agreements                            198,400             670,800
    Principal payments on long-term debt
         and capital leases                                                     (30,500)            (78,600)
    Decrease in short-term notes payable                                             --             (37,100)
    Prepayment of long-term debt                                                     --             (82,300)
    Refinancing of long-term debt                                                    --            (234,400)
    Other-net                                                                       700              (4,300)

             Net cash provided by financing activities                          168,600             234,100

    Net (decrease) increase in Cash and cash
         equivalents (including restricted cash)                                (54,700)              2,700
    Cash and cash equivalents (including restricted
         cash) at beginning of period                                            74,200              57,400

    Cash and cash equivalents (including restricted
         cash) at end of period                                           $      19,500         $    60,100


                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1. No dividends were declared on the Company's common stock for the three and nine month periods ended September 30, 1994 and 1993.

2. In late January 1994 the Company acquired Artex Manufacturing Co., Inc. ("Artex") for approximately $45,000,000 (the "Artex Acquisition"). In late March 1994 the Company acquired certain assets of the Gitano Group, Inc. ("Gitano") for approximately $90,800,000 (the "Gitano Acquisition"). In August 1994 the Company acquired Pro Player, Inc. (formerly Daniel Young International Corporation) ("Pro Player"), which does business under the PRO PLAYER brand, for approximately $56,500,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company (the "Pro Player Acquisition", and together with the Artex Acquisition and the Gitano Acquisition, the "Acquisitions"). The principals of Pro Player, who are also key employees, may also be entitled to receive compensation based in part on the attainment of certain levels of operating performance by the acquired entity. The Acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase prices were preliminarily allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $126,200,000 and is being amortized over periods ranging from 15 to 20 years. The results of operations of Artex, Gitano and Pro Player are not material in relation to the Company's consolidated financial statements and, therefore, pro forma financial information has not been presented.

3. Reference is made to "Part II. Other Information - Item 1. Legal Proceedings" in this Quarterly Report on Form 10-Q wherein is reported information concerning the LMP Litigation (as hereinafter defined). In October 1994 a verdict of approximately $96,000,000 was rendered by a jury against Universal (as hereinafter defined). The Company is obligated to indemnify Universal for damages incurred in this case.

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel, management believes that the court committed numerous errors during the trial including: allowing the jury to consider claims that, as a matter of law, should have been dismissed; allowing the jury to consider a speculative damage theory; and failing to follow rulings of the California Court of Appeals in a prior appeal in this case, which reversed a prior judgment for the plaintiffs. Accordingly, management of the Company believes, based on information currently available, that the judgment will not stand on appeal.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

     The Company is currently in the process of filing various post trial motions to overturn or reduce the judgment and, absent a satisfactory resolution, intends to vigorously appeal this verdict. Accordingly, management of the Company cannot presently determine the ultimate effects, if any, on the Company's financial statements.

4. In September 1994, the Company entered into a six year operating lease agreement, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of September 30, 1994 was approximately $25,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

5. In the third quarter of 1993, the Company recorded an after-tax extraordinary charge of approximately $8,600,000 ($.11 per share) in connection with the refinancing of certain indebtedness under preexisting secured domestic bank agreements (the "Credit Agreements") and the redemption of its 12-3/8% Senior Subordinated Debentures due 2003 (the "12-3/8% Notes"). The extraordinary charge consisted principally of the non-cash write-off of the related unamortized debt expense on the Credit Agreements and the 12-3/8% Notes and the premiums paid in connection with the early redemption of the 12-3/8% Notes, both net of income tax benefits.

6. Effective January 1, 1993, the Company recorded the cumulative effect of an accounting change related to the initial adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") resulting in a $3,400,000 ($.04 per share) benefit in the first quarter of 1993. Under SFAS No. 109, the liability method is used in accounting for income taxes.

7. In March 1992, the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest Industries, Inc.
     ("Northwest", of which the Company is the successor corporation) plus interest thereon applicable to the tax years 1964-1968. However, in September 1992, the Internal Revenue Service (the "IRS") issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would have accrued from the date the IRS asserted the tax was due until payment, presently a period of about 27 years. In October 1994 the United States Tax Court ruled in favor of the Company in the above case. The IRS time period for appeal will expire February 5, 1995.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements - Concluded
                                   (Unaudited)


8. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K").

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended September 30, 1994 and the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.



                                            Three Months Ended            Nine Months Ended
                                               September 30,                      September 30,
                                           1994             1993              1994               1993

     Net sales                         $      640.4     $      484.2      $     1,713.8     $      1,436.1

     Gross earnings                    $      201.5     $      175.1      $       538.1     $        525.6
     Gross margin                              31.5%            36.2%              31.4%              36.6

     Operating earnings                $       98.4     $      108.4      $       256.6     $        324.4
     Operating margin                          15.4%            22.4%              15.0%              22.6


Net Sales

Net sales increased 32.3% and 19.3%, respectively, in the third quarter and first nine months of 1994 compared to the same periods of 1993. The increase in net sales in the three months ended September 30, 1994 was primarily due to the results of the Company's new licensed sports apparel line, principally as a result of the acquisitions of Salem Sportswear Corporation ("Salem") in November 1993, Artex in January 1994 and Pro Player in August 1994, and volume increases in certain of the Company's existing businesses reflecting improved demand and the introduction of new programs and products in 1994. In addition, the 1994 results include the operations of Gitano, the assets of which were acquired in March 1994. The increase in net sales in the nine months ended September 30, 1994 was principally due to the acquisitions of Salem, Artex, Gitano and Pro Player and volume increases in international, casualwear and activewear operations. These increases were partially offset by the negative effects of lower selling prices (principally for domestic activewear in the first six months of 1994).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Gross Earnings

Gross earnings increased 15.1% and 2.4%, respectively, in the third quarter and first nine months of 1994 compared to the same periods of 1993. The gross margins were 31.5% and 31.4%, respectively, in the third quarter and first nine months of 1994 compared to 36.2% and 36.6%, respectively, in the same periods of 1993. The increase in gross earnings is primarily due to the sales volume increase. The decrease in gross margins was primarily due to the effect of lower prices and promotional activities and other general cost increases, including cotton cost increases. In addition, the gross margin in the first nine months of 1994 was adversely impacted by the unfavorable effects of reduced operating schedules for certain of the Company's facilities in the beginning of the first quarter of 1994 and costs associated with rehiring and retraining workers in the first six months of 1994.

Operating Earnings

Operating earnings decreased 9.2% compared to the third quarter of 1993 while the operating margin decreased seven percentage points to 15.4% of net sales for the quarter ended September 30, 1994. For the first nine months of 1994, operating earnings decreased 20.9% compared to the same period in 1993 while the operating margin decreased 7.6 percentage points to 15% for the first nine months of 1994. The decreases in operating earnings for both periods resulted from higher selling, general and administrative expenses in 1994, as the increase in selling, general and administrative expenses more than offset the increase in gross earnings. Selling, general and administrative expenses increased to 14.7% and 14.9% of net sales, respectively, in the third quarter and first nine months of 1994 compared to 12.5% and 12.7% of net sales, respectively, in the same periods of 1993. Higher selling and other administrative costs arose both from the acquisitions of Salem, Artex, Gitano and Pro Player and from the Company's continuing effort to improve customer service by making investments in added distribution capabilities, computer systems and other infrastructure required to service customers more effectively. The increases in selling, general and administrative expenses also include higher royalty costs in 1994, principally due to the acquisitions of the Salem, Artex and Pro Player licensed sports apparel operations.

Interest Expense

Interest expense for the third quarter and first nine months of 1994 increased 40.4% and 29.8%, respectively, from the same periods of 1993. These increases were principally attributable to the effect of higher debt levels in 1994 which more than offset the effects of lower average interest rates on the Company's debt instruments during the first six months of 1994. Higher debt levels were primarily due to the acquisitions of Salem, Artex, Gitano and Pro Player which were financed through borrowings under the Company's $800,000,000 revolving line of credit (the "New Credit Agreement"), and higher working capital levels.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other Income (Expense) - Net

Included in other income (expense) - net in the third quarter and first nine months of 1994 is $6,000,000 and $14,800,000, respectively, of service fee income from Gitano's operations which represents Gitano's transition to a marketing organization from a manufacturing base. These revenues are not expected to recur after the third quarter of 1994. This was partially offset by $5,000,000 and $8,500,000 in the third quarter and first nine months of 1994, respectively, of legal expenses pertaining to litigation related to retained liabilities of former subsidiaries. In addition, other income (expense) - net in the third quarter and first nine months of 1994 includes approximately $1,200,000 and $4,100,000, respectively, of deferred debt fee amortization and bank fees. Other income (expense) - net for the third quarter and first nine months of 1993 includes approximately $1,700,000 and $6,700,000, respectively, of deferred debt fee amortization and bank fees.

Income Taxes

The effective income tax rate for the third quarter and first nine months of 1994 and 1993 differed from the Federal statutory rate of 35% and 34% in 1994 and 1993, respectively, primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

In the first quarter of 1993, the Company recorded the cumulative effect of an accounting change related to the adoption of SFAS No. 109 resulting in a $3,400,000 ($.04 per share) benefit.

Extraordinary Item

In the third quarter of 1993, the Company recorded an after-tax extraordinary charge of approximately $8,600,000 ($.11 per share) in connection with the refinancing of the Credit Agreements and the redemption of the 12-3/8% Notes. The extraordinary charge consisted principally of the non-cash write-off of the related unamortized debt expense on the Credit Agreements and the 12-3/8% Notes and the premiums paid in connection with the early redemption of the 12-3/8% Notes, both net of income tax benefits.

Earnings Per Share

Earnings per share before extraordinary item and cumulative effect of change in accounting principle were $.53 for the third quarter of 1994 compared to $.64 for the prior year period, a 17.2% decrease. For the first nine months of 1994, earnings per share before extraordinary item and cumulative effect of change in accounting principle decreased 31.2% to $1.37 from $1.99 for the same period of 1993. Net earnings per share in 1993 were $1.92 and included an $.11 extraordinary charge related to the early retirement of debt and a $.04 benefit related to the cumulative effect of a change in accounting for income taxes.

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

In connection with the verdict in the LMP Litigation, the Company posted a bond on November 9, 1994 in an amount equal to one and one-half times the value of the judgment as collateral for the judgment during the pendency of an appeal of the verdict. In order to obtain the bond, a $73,000,000 letter of credit was required and reduced the Company's availability under its revolving lines of credit.

The Company  has  available for  the  funding  of its  operations  approximately
$818,000,000  of  revolving  lines  of   credit.    As  of  November  11,   1994
approximately $220,200,000 was available and unused under these facilities.

Net cash provided by operating activities in the nine months ended September 30, 1994 was $113,600,000. Net cash used for operating activities in the nine months ended September 30, 1993 was $31,600,000. The primary components of cash provided by operating activities in the first nine months of 1994 were net earnings from operations plus depreciation and amortization of $215,400,000 partially offset by an increase in working capital of $129,500,000. The primary components of cash used for operating activities in the first nine months of 1993 were an increase in working capital of $255,600,000 partially offset by net earnings from operations plus depreciation and amortization of $233,700,000. The working capital increases in the first nine months of 1994 and 1993 were principally driven by higher accounts receivable ($110,900,000 and $78,300,000, respectively) and higher inventories ($91,900,000 and $153,200,000, respectively). The increases in accounts receivable and inventory in the first nine months of 1994 and 1993 reflect the seasonality of the Company's business and the Company's ongoing efforts to improve customer service and, in the 1994 period, the effect of the acquisitions of Salem, Artex, Gitano and Pro Player.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources - (Concluded)

Net cash used for investing activities in the nine months ended September 30, 1994 and 1993 was $336,900,000 and $199,800,000, respectively. Capital expenditures, net of amounts attributable to capital leases of $36,200,000 and $2,900,000 in 1994 and 1993, respectively, were $146,300,000 and $208,000,000 in the first nine months of 1994 and 1993, respectively. In the first nine months of 1994 the Company spent approximately $192,300,000 on the acquisitions of Artex, Gitano and Pro Player, the funds for which were provided by borrowings under the New Credit Agreement. Capital spending for the full year ended December 31, 1994, primarily to increase distribution and yarn manufacturing capabilities, is anticipated to approximate $225,000,000 to $250,000,000.

Net cash provided by financing activities in the nine months ended September 30, 1994 and 1993 was $168,600,000 and $234,100,000, respectively, and consisted principally of borrowings under the Company's bank credit agreements.

In September 1994 the Company entered into a six year operating lease agreement, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of September 30, 1994 was approximately $25,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

Management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs.

The Company's debt instruments, principally the New Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Reference is made to that portion of "Item 3. LEGAL PROCEEDINGS" in the Company's Form 10-K wherein is reported information concerning litigation involving Universal Manufacturing Corporation ("Universal"), a former subsidiary of Northwest, and L.M.P. Corporation ("LMP") (the "LMP Litigation") which information is hereby incorporated by reference herein. The LMP Litigation alleged that Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale. In October 1994 a jury in Alameda County, California Superior Court returned a verdict of approximately $96,000,000 against Universal in the LMP Litigation. The jury verdict related to breach of contract and fraud included approximately $6,000,000 for punitive damages. The Company is obligated to indemnify Universal for damages incurred in this case.

Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel, management believes that the court committed numerous errors during the trial including: allowing the jury to consider claims that, as a matter of law, should have been dismissed; allowing the jury to consider a speculative damage theory; and failing to follow rulings of the California Court of Appeals in a prior appeal in this case, which reversed a prior judgment for the plaintiffs. Accordingly, management of the Company believes, based on information currently available, that the judgment will not stand on appeal.

The Company is currently in the process of filing various post trial motions to overturn or reduce the judgment and, absent a satisfactory resolution, intends to vigorously appeal this verdict. Accordingly, management of the Company cannot presently determine the ultimate effects, if any, on the Company's financial statements.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                     PART II. OTHER INFORMATION - CONCLUDED


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


27        Financial Data Schedules






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

b.  Reports on Form 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1994.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FRUIT OF THE LOOM, INC.
                                  (Registrant)





Date: November 14, 1994         LARRY K. SWITZER
                                Larry K. Switzer
                            Executive Vice President
                           and Chief Financial Officer
                          (Principal Financial Officer
                          and duly authorized to sign
                            on behalf of Registrant)