Form 10-K
FRUIT OF THE LOOM INC /DE/
filed 1995-03-29
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Fiscal Year Ended December 31, 1994

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

                        Yes   X                  No

   As of March 10, 1995, there were outstanding 69,170,456 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 6,690,976 shares of the Registrant's Class B Common Stock, par value $.01 per share. The aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates at March 21, 1995 was approximately $1,692,000,000.

                      Documents Incorporated by Reference

   Part III incorporates by reference information from the proxy statement for the Annual Meeting of Stockholders to be held on May 16, 1995.

                            FRUIT OF THE LOOM, INC.
                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Security Holders
             (None) . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . .   15

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 16

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . 18

Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . 24

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure (None) . . . . . . . . . . 58

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . 58

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 60

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management . . . . . . . . . . . . . . . . . . . . . . . . . . 60

Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . 60

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 63

                                     PART I

ITEM 1.   BUSINESS

     Fruit of the Loom, Inc. ("Fruit of the Loom" or the "Company") is a vertically integrated international basic apparel company, emphasizing branded products for consumers ranging from infants to senior citizens. It is the largest domestic producer of underwear and of activewear for the imprinted market, selling products principally under the FRUIT OF THE LOOM , BVD , SCREEN STARS , BEST , MUNSINGWEAR , WILSON , BOTANY 500 and JOHN HENRY brand names. Fruit of the Loom also manufactures and markets sports licensed apparel bearing the names, tradenames and logos of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, professional sports teams and most major colleges and universities, as well as the likenesses of certain popular professional athletes under the PRO PLAYER , SALEM , SALEM SPORTSWEAR and OFFICIAL FAN brands. The Company manufactures and markets men's and boys' basic and fashion underwear, activewear for the imprint market, casualwear, jeanswear using the GITANO brand name, licensed sports apparel, women's and girls' underwear, infants' and toddlers' apparel and family socks. The Company is a fully integrated manufacturer, performing most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. Management believes that the Company is a low cost producer in the markets it serves. Management considers the Company's primary strengths to be its excellent brand recognition, low cost production, strong relationships with mass merchandisers and discount chains and its ability to effectively service its customer base.

     The Company manufactures and markets underwear and activewear (which both include T-shirts). Management believes that consumer awareness of the value and excellent quality at competitive prices of FRUIT OF THE LOOM brand products will benefit the Company in the current retail environment where consumers are more value conscious.

     During the last five calendar years, the Company has been the market leader in men's and boys' underwear, with an annual market share ranging from approximately 38% to 40%. In 1994, the Company's share in the men's and boys' underwear market was approximately 38% compared to an approximate 33% share for its closest competitor.

     The Company offers a broad array of men's and boys' underwear, including: briefs, boxer shorts, T-shirts and A-shirts, colored and "high fashion" (as well as RIBBED WHITES ) underwear. It sells all-cotton and cotton-blend underwear under its FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are priced higher than those sold under the FRUIT OF THE LOOM brand name and are generally designed to appeal to a more premium market. Under licensing arrangements, the Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR, KANGAROO , BOTANY 500 and JOHN HENRY trademarks as well as certain activewear bearing the MUNSINGWEAR and BOTANY 500 trademarks in the United States and certain foreign markets.

     Management believes the Company is the largest of the domestic activewear manufacturers that supply screen printers and that it has a market share of approximately 33% of the screen print T-shirt market. The Company produces and sells blank shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ and BEST BY

FRUIT OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screen printers and specialty retailers, who generally apply a decoration prior to sale at retail. Product quality, delivery responsiveness and price are important factors in the sale of activewear. Management believes that the Company's recent capacity additions and its low cost position afford it a competitive advantage in this market.

     The Company markets casualwear under the FRUIT OF THE LOOM, BVD and MUNSINGWEAR brands. The Company markets a selection of jersey and fleece tops, shorts and bottoms. There are separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories. A national marketing program includes national advertising and local cooperative advertising, promotions and in-store merchandising. The casualwear market is fragmented and has no dominant brands.

     In 1993, twenty new styles were introduced in the casualwear line with more fashion treatments, color selections and heavier fabrics; sixty-three new styles were added in 1994 which emphasized casualwear tailored specifically for ladies and girls. Late in the fourth quarter of 1994, the Company reevaluated its continued expansion of the FRUIT OF THE LOOM casualwear line. As a result of the Company's reevaluation, a substantial number of slower moving or less profitable items have been removed from the line.

     In March 1994, the Company purchased certain assets of the Gitano Group, Inc. ("Gitano"), including the GITANO and other trademarks. Gitano designs, manufactures (including contract manufacturing) and markets women's and men's jeanswear and jeans related sportswear. During 1994 and prior to the acquisition of the certain Gitano assets by the Company, Gitano provided certain merchandising, marketing and design functions for its largest customer which then directly contracted for the merchandise from third party sources. Following the acquisition by the Company, Gitano reverted to a traditional role of an apparel wholesaler, carrying and financing its jeanswear and jeans related product inventories and selling these goods to its customers. Accordingly, the former arrangement of providing merchandise, marketing and design services to its largest customer on a fee basis was terminated in late 1994. In addition to its core apparel products, Gitano licenses the production and sale of a variety of accessories and other products bearing the GITANO trademark.

     The Company entered the imprinted licensed sportswear business through its acquisitions of Salem Sportswear Corporation ("Salem"), Artex Manufacturing Co. Inc. ("Artex") and Pro Player, Inc. ("Pro Player"), which were acquired in November 1993, January 1994 and August 1994, respectively. The Company designs, manufactures and markets sports apparel under licenses granted by major American sports leagues, professional players and many American colleges and universities. The Company sells a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and light outerwear under the SALEM, SALEM SPORTSWEAR and OFFICIAL FAN brands. The Company manufactures and markets a wide variety of decorated sportswear to retail stores, college book stores and mass merchants. The Company is currently one of only three companies using the "dual" license concept of combining licensed cartoon characters with the logos of major professional sports leagues. The Company has licenses from all the major professional sports leagues as well as from the Walt Disney Company and Warner Bros. for LOONEY TUNES . Under its PRO PLAYER brand, the Company designs and markets heavy jackets, light jackets, headwear and other outerwear bearing the logos or insignia of professional and college teams and leagues. In addition, the Company (under license agreements) manufactures and markets sportswear featuring the well known WILSON trademark. In late December 1994, the Company announced the closing of substantially all of the operating locations of Artex and the consolidation of these operations into existing Company facilities.

     The Company produces women's and girls' underwear, in white and colors, under the FRUIT OF THE LOOM brand name. The Company introduced its women's and girls' lines in 1984 using the branded, packaged product strategy that it had successfully employed in the men's and boys' market. In 1994 the Company introduced a new panty program with all new product, new fit, new construction and re-designed packaging. The Company's products are packaged, typically three to a pack, making them convenient for the merchant to handle and display. During the last five calendar years, in the fragmented women's and girls' underwear market, the Company was one of the branded market leaders with a market share ranging from approximately 13% to 17%. In 1994, the Company's share in the women's and girls' underwear market was approximately 13% compared to a market share of 26% for the largest competing brand. No other competitor had more than a 4% market share in 1994.

     The Company granted a license to Warnaco Inc. whereby Warnaco Inc. manufactures and sells bras, slips, camisoles and other products under the FRUIT OF THE LOOM brand name in North America. The Company also licenses the use of the FRUIT OF THE LOOM brand name to a select group of companies who manufacture a variety of products such as ladies athleticwear and sheer hosiery.

     The Company offers a broad array of childrenswear including decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS and FUNGALS brand names and layette sets under the FRUIT OF THE LOOM brand and the recently developed WINNIE THE POOH license which includes both packaged and hanging sets.

     The Company entered the basic family sock market in mid-1986 through acquisitions and management believes the Company is now one of the two largest domestic manufacturers and that no manufacturer has more than a 10% market share.

Marketing and Distribution

     The Company sells its products to over 22,000 accounts, including all major discount and mass merchandisers, wholesale clubs and screen printers. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company's products are principally sold by a nationally organized direct sales force of full-time employees. Certain of the Company's imprinted sportswear products are sold through independent sales representatives. The Company's products are shipped from 17 primary distribution centers to over 82,000 customer locations.

     Management believes that one of the Company's primary strengths is its excellent relationships with mass merchandisers and discount chains. These retailers accounted for approximately 66% of the men's and boys' underwear and

Marketing and Distribution - (Concluded)

approximately 58% of the women's and girls' underwear sold in the United States in 1994, up from approximately 56% and 54%, respectively, in 1990. The Company supplied approximately 50% of the men's and boys' underwear and approximately 20% of the women's and girls' underwear sold by discount and mass merchandisers in the United States in 1994. During the last several years many of the Company's principal customers have revamped their inventory and distribution systems requiring their suppliers to offer more flexible product deliveries. In response to these demands, the Company has invested heavily in warehousing and distribution facilities.

     Sales to one customer amounted to approximately 15.6%, 13.4% and 11.8% of consolidated net sales in 1994, 1993 and 1992, respectively. Additionally, sales to a second customer amounted to approximately 11.8%, 12.3% and 10.2% of consolidated net sales in 1994, 1993 and 1992, respectively. Management does not believe the loss of any one customer would adversely affect its business as a large percentage of these sales would shift to other outlets due to the high degree of brand awareness and consumer loyalty to the Company's products. The Company's business is seasonal to the extent that approximately 56% of annual sales occur in the second and third quarters. Sales are generally the lowest in the first quarter.

International Operations

     The Company primarily sells activewear through its foreign operations, principally in the United Kingdom, continental Europe, Canada, Mexico and Japan. The Company's approach has generally been to establish production in foreign markets by both acquiring existing manufacturing facilities and building new plants in order to decrease the impact of foreign currency fluctuations on international sales and to better serve these markets. The Company has established manufacturing plants in Canada, the Republic of Ireland and Northern Ireland (United Kingdom) as a means of accomplishing these objectives. In addition, the Company has established manufacturing operations in Mexico, Honduras, El Salvador and Jamaica to assemble fabrics which have been manufactured and cut in the Company's United States' operations, as well as externally sourced fabric, into finished goods for sale principally in the United States. The Company has established manufacturing operations in Morocco where fabrics from the Republic of Ireland are cut and sewn and returned to Europe for sale.

     Since 1990, the Company's international sales have more than doubled. Sales from international operations during 1994 were $325,800,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for approximately 14.2% of the Company's net sales in 1994. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe.
This growth will depend on continued demand for the Company's products in diverse international marketplaces. See "Business Segment and Major Customer Information" in the Notes to Consolidated Financial Statements.

Manufacturing

     Principal manufacturing operations consist of spinning, knitting, cloth finishing, cutting, sewing and packaging. In addition, licensed sportswear products are generally produced by applying decorative images, most often by screen printing or embroidery, to blank garments. The Company knits yarn into fabric using a multiple-knitting technique that produces long tubes of fabric corresponding in weight and diameter to various sizes and styles required to make underwear and activewear. Substantially all of the Company's products are either bleached to remove the ecru color of natural cotton or dyed for colored products. To achieve certain colors, the fabric must be bleached and dyed.

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

Competition

     All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. The Company's vertically integrated manufacturing structure, supplemented with some off-shore sewing of fabrics supplied by the Company's domestic knitting operations, allows it to produce high quality products at costs which management believes are among the lowest in the industry. The Company has recently invested additional capital in warehousing and distribution facilities to service its customer base effectively. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure. Where appropriate, the Company uses contract manufacturing to further minimize its costs. Such contract manufacturing accounted for less than 5% of the Company's total production in 1994.

Licensing and Trademarks

     The Company owns the FRUIT OF THE LOOM, BVD, SCREEN STARS, BEST, LOFTEEZ and certain other trademarks, which are registered or protected by common law in the United States and in many foreign countries. These trademarks are used on men's, women's and children's underwear and activewear and sportswear marketed by the Company. The Company owns the GITANO trademark which is registered in the United States and in many foreign countries for use principally in connection with women's jeanswear, sportswear and certain other apparel and accessory items.

     The Company licenses properties from different companies for its decorated underwear products. Among the characters licensed are: THE LITTLE MERMAID , BEAUTY AND THE BEAST , 101 DALMATIANS , BATMAN , BATMAN FOREVER , LOONEY TUNES, SONIC THE HEDGEHOG , BIKER MICE FROM MARS , MIGHTY MORPHIN POWER RANGERS , LAMB CHOP , THE SWAN PRINCESS , VR TROOPERS , SKELETON WARRIORS , PEANUTS ,
POCAHONTAS and WINNIE THE POOH. The Company also has a license to use the MUNSINGWEAR, KANGAROO, BOTANY 500 and JOHN HENRY trademarks on its men's and

Licensing and Trademarks - (Concluded)

boys' underwear and certain activewear. The Company has a license to use the WILSON brand on its sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

     In addition, the Company owns the SALEM, SALEM SPORTSWEAR, OFFICIAL FAN and PRO PLAYER trademarks for its licensed sportswear business. The Company licenses properties, including team insignia, images of professional athletes and college logos, from the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, professional players' associations and certain individual players and many American colleges and universities. These owned and licensed trademarks are used on sports apparel, principally T-shirts, shorts, sweatshirts and jerseys, marketed by the Company. The Company also licenses properties from the Walt Disney Company and Warner Bros. for LOONEY TUNES for use in a dual license concept combining cartoon characters with major professional sports leagues.

     In 1994, the Company entered into a licensing agreement with the Walt Disney Company whereby the Company's European subsidiary will offer for sale a variety of casualwear apparel products bearing the world famous DISNEY characters in Europe, Eastern Europe and the Middle East. Collections to be offered will include T-shirts, sweatshirts, sweatpants, shorts, shirts, turtlenecks, polos and leggings as well as a number of denim products. Products are expected to be available in retail stores in the Fall of 1995.

Imports

     The Company did not experience a negative impact from the implementation of the North American Free Trade Agreement (NAFTA). NAFTA's strict rule of origin, which generally requires apparel to be made from North American spun yarn and North American knit or woven fabric, should continue to prevent Mexico from becoming an export platform for low-wage manufacturers from outside the region. The Company believes that its more capital and technology intensive yarn spinning, knitting and cloth finishing operations in the United States remain at an advantage to import competitors. Nonetheless, apparel imports from Mexico are increasing. As the Company produces more garments in total, the Company is increasing the capacity of its more labor intensive assembly operations in Mexico, the Caribbean and Central America. This action is necessary to help the Company remain competitive as import competition increases.

     As with Mexico, imports from the Caribbean and Central America likely will continue to rise more rapidly than imports from other parts of the world. This is because Section 9802 (previously Section 807) of the United States tariff schedule grants preferential quotas for Caribbean and Central American countries when United States made and cut fabrics are used, and duty is paid only on the value added outside the United States. United States apparel and textile manufacturers, including the Company, will continue to use Section 9802 to compete with direct imports. The use of Section 9802 will accelerate if the United States Congress adopts the proposed "NAFTA Parity" for the countries of the Caribbean and Central America, which, among other things, would grant duty free treatment for apparel assembled in the region from United States components.

Imports - (Concluded)

     Direct imports accounted for approximately 21% of the United States men's and boys' underwear market (46% if Section 9802 imports are included) in 1994 and approximately 39% (81% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear and cotton socks, imports accounted for approximately 35% and 2.4% of these respective markets in 1993, the latest period for which data is available.

     U.S. tariffs and quotas established under the international agreement known as the Multifiber Arrangements (MFA) limit the growth of imports from low wage foreign suppliers such as China, India and Pakistan. Consequently, management does not believe that imports from these countries presently pose a significant threat to its business. Import competition will continue to increase and accelerate as MFA quotas are phased out. Quotas will be completely eliminated on January 1, 2005. The Company will monitor closely the impact of the MFA quota phase out and will respond as necessary to maintain its low-cost position.

Employees

     The  Company employs  approximately 37,400  persons.   Approximately 5,200
employees, principally international, are covered by collective bargaining agreements.

Miscellaneous

     Materials and Supplies. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester which are subject to the price volatility of the commodity markets. The Company enters into futures contracts as hedges for its purchases of cotton for inventory.

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

ITEM 2.   PROPERTIES

     The Company has properties and facilities aggregating approximately 20,652,000 square feet of usable space, of which approximately 8,463,000 square feet of facilities are under leases expiring through 2016. Management believes that the Company's facilities and equipment are in good condition and that the Company's properties, facilities and equipment are adequate for its current operations. The Company has invested approximately $1.4 billion in capacity expansion and plant modernization programs during the past nine calendar years. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish offshore assembly operations, is expected to approximate $125,000,000 to $140,000,000 in 1995. Management believes that these prior investments, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and remain a low cost producer in the next several years.


     Set forth below is a summary of the principal facilities owned or leased by the Company:

                                                        No. of                    Square Feet
         Primary Use                                  Locations           Owned                Leased
         Manufacturing  . . . . . . . . . . . . .         61              7,714,000            2,976,000
         Warehouse and distribution . . . . . . .         71              4,336,000            5,129,000
         Sales and administration . . . . . . . .         35                139,000              358,000



ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation") in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at December 31, 1994 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $79,100,000. The Company has recorded receivables related to these liabilities of approximately $36,700,000 which, management believes, will be recovered from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves related to discontinued operations principally pertain to 11 specifically identified environmental sites and the aforementioned product liabilities. Five sites and the total product liabilities individually represent more than 10% of the net reserve and, in the aggregate, represent approximately 96% of the net reserve. Management believes it has adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management currently estimates actual payments before recoveries to range from approximately $9,200,000 to $24,200,000 annually between 1995 and 1998 and $14,300,000 in total subsequent to 1998. Only the long-term monitoring costs of approximately $6,600,000 primarily scheduled to be paid in 1999 and beyond have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid over approximately the next 20 years, is approximately $17,800,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1995 and future years.

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

     In April 1992, the California Court of Appeals reversed the $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case was then remanded to the trial court. In October 1994, following a retrial of the LMP Litigation, a jury returned a verdict of approximately $96,000,000 against Universal. The jury verdict included breach of contract and fraud damages and approximately $6,000,000 in punitive damages. The Company is obligated to indemnify Universal for damages incurred in this case.

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel and on other information currently available, management believes that the court committed numerous errors during the trial and, accordingly, that the judgment will not stand on appeal. The Company intends to vigorously appeal this verdict.


     In March 1988, a class action suit entitled Endo et al. v. Albertine, et al. was filed in the United States District Court for the Northern District of Illinois (the "District Court") against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleges, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and seeks unspecified damages.

     Motions to dismiss the complaint were filed by all defendants. In December 1990, a magistrate judge recommended that the District Court dismiss all of the plaintiffs' claims with prejudice. On January 29, 1993, the District Court adopted in part and rejected in part the magistrate judge's recommendation for dismissal of the complaint. As a result, the litigation will continue as to various remaining counts of the complaint. Both the defendants and the plaintiffs filed motions for summary judgment which were denied in all material respects. Management and the Board of Directors believe that this suit is without merit and intend to continue to vigorously defend against this litigation.

     On December 23, 1993, James J. Locke, as Trustee of Locke Family Trust, and I. Jack Saline filed a lawsuit against the Company and certain of its then officers and directors, including William Farley and John B. Holland, in the District Court. The lawsuit was then amended to add additional plaintiffs. On April 19, 1994, the District Court granted plaintiffs' motion for class certification. The plaintiffs claim that all of the defendants engaged in conduct violating Section 10b of the Securities Exchange Act of 1934, as amended (the "Act"), and that Mr. Farley and Mr. Holland also violated Section 20a of the Act. According to the plaintiffs, beginning before June 1992 and continuing through early June 1993, the Company, with the knowledge and assistance of the individual defendants, issued positive public statements about its expected sales increases and growth through 1993 and afterwards. They also allege that beginning in approximately mid-1992 and continuing afterwards, the Company's business was not as strong and its growth prospects were not as certain as represented. The plaintiffs further allege that during the end of 1992 and beginning of 1993, certain of the individual defendants traded the stock of the Company while in the possession of material, non-public information. The plaintiffs ask for unspecified amounts as compensatory damages, pre-judgment and post-judgment interest, attorneys' fees, expert witness fees and costs and ask the District Court to impose a constructive trust on the proceeds of the individual defendants' trades to satisfy any potential judgment. Management believes that this suit is without merit and management and the Company intend to vigorously defend against this litigation.

ITEM 3.  LEGAL PROCEEDINGS - (Concluded)


     Management believes, based on information currently available, that the ultimate resolution of the aforementioned litigation will not have a material adverse effect on the financial condition or operations of the Company.

     In March 1992, the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest plus interest thereon applicable to the tax years 1964-1968. However, in September 1992, the Internal Revenue Service (the "IRS") issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would have accrued from the date the IRS asserted the tax was due until payment, presently a period of about 27 years. In October 1994 the United States Tax Court ruled in favor of the Company in the above case. In January 1995 the IRS filed an appeal with the United States Court of Appeals for the Seventh Circuit. The Company believes, based on information currently available, that the IRS position is without merit and that the Company will prevail in this appeal.




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     William Farley, an executive officer and director of the Company, holds 100% of the common stock of Farley Inc. ("FI"). William Farley and FI together own all of the Class B Common Stock of the Company outstanding. See
"Consolidated Statement of Common Stockholders' Equity" in the Notes to Consolidated Financial Statements. William Farley also owns 318,000 shares of the Class A Common Stock of the Company. As of March 10, 1995, there were 2,593 registered holders of record of the Class A Common Stock of the Company.



Common Stock Prices and Dividends Paid

     The Company's Class A Common Stock is listed on the New York Stock Exchange. Prior to December 3, 1993, the Company's Class A Common Stock was listed on the American Stock Exchange. The following table sets forth the high and low market prices of the Class A Common Stock for 1994 and 1993:


                                                                    Market Prices
                                                             1994                    1993
                                                       High       Low          High          Low
        1st Quarter   . . . . . . . . . . . . . .    $  31-5/8  $  23        $  49-1/4    $  40
        2nd Quarter   . . . . . . . . . . . . . .       33         25-3/4       43-1/2       29-3/4
        3rd Quarter   . . . . . . . . . . . . . .       27-1/2     23-1/4       34           27-3/4
        4th Quarter   . . . . . . . . . . . . . .       29-7/8     24-5/8       38-1/8       22-7/8


     No dividends were declared on the Company's common stock issues during 1994 or 1993. The Company does not currently anticipate paying any dividends in 1995. For restrictions on the present or future ability to pay dividends, see "Long-Term Debt" in the Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA
          (In Millions, Except Per Share Data)

                                                                          Year Ended December 31,
                                               1994              1993              1992            1991             1990
Earnings Statement Data<F1>:
Net sales . . . . . . . . . . . . . . . .    $2,297.8          $1,884.4          $1,855.1        $1,628.1          $1,426.8
Gross earnings  . . . . . . . . . . . . .       646.5             647.4             660.3           525.6             506.6
Operating earnings  . . . . . . . . . . .       235.0<F2>         381.5             409.9           319.3             300.3
Interest expense  . . . . . . . . . . . .        95.4              72.7              82.1           114.9             129.4
Earnings before income tax expense,
  extraordinary items and cumulative effect
  of change in accounting principle   . .       133.5             367.1             319.9           201.0             148.6
Earnings before extraordinary items
  and cumulative effect of change
  in accounting principle   . . . . . . .        60.3             212.8<F3>         188.5           111.0<F4>          77.1<F5>

Earnings per common share before extraordinary items and cumulative effect of change in accounting principle:
  Primary   . . . . . . . . . . . . . . .         .79              2.80<F3>          2.48            1.60<F4>          1.25<F5>
  Fully diluted   . . . . . . . . . . . .         .79              2.80<F3>          2.48            1.55<F4>          1.18<F5>
Average common shares outstanding:
  Primary   . . . . . . . . . . . . . . .        76.0              76.0              76.0            69.4<F6><F7>      61.9
  Fully diluted   . . . . . . . . . . . .        76.0              76.0              76.0            72.8<F6>          67.3

                                                                          Year Ended December 31,
                                               1994              1993              1992            1991             1990
Balance Sheet Data:
Total assets  . . . . . . . . . . . . . .    $3,163.5          $2,734.0          $2,281.9        $2,114.9          $2,151.2
Long-term debt  . . . . . . . . . . . . .     1,440.2           1,194.0             756.3           811.2<F6><F7>   1,014.4
Deferred and noncurrent income taxes  . .        43.4              51.0              49.1           167.4             156.3
Other noncurrent liabilities  . . . . . .       222.3             191.5             187.9            77.3              67.5
Common stockholders' equity . . . . . . .     1,125.8           1,047.0             855.0           688.7<F6><F7>     417.9

<F1>    This   information  should  be  read  in   conjunction  with   "ITEM 7.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.
<F2>    Includes pretax  charges of approximately $40 to write inventories down to net realizable value and a pretax charge of $18 related to the write-off of Artex intangibles.
<F3>    Includes a pretax gain  of $67.3 ($.55 per share on both a  primary and fully diluted basis) from the Company's investment in Acme Boot Company, Inc. ("Acme Boot"). Excluding this gain, earnings per share were $2.25 on both a primary and fully diluted basis.
<F4>    Includes the effect  of a court ordered refund  of Federal income taxes of $10.5, plus interest of $49.4, ($.57 per share on both a primary and fully diluted basis), a pretax charge of $10.2 ($.12 per share on both a primary and fully diluted basis) for certain obligations and other matters related to former subsidiaries and a pretax charge of $39.2 ($.45 per share on both a primary and fully diluted basis) to write down the Company's investment in Acme Boot to its then market value.
<F5>    Includes a pretax charge of $16.3 ($.17 and $.16 per share on a primary and fully diluted basis, respectively) for certain obligations and other matters related to former subsidiaries. Excluding this charge, earnings per share were $1.42 and $1.34 on a primary and fully diluted basis, respectively.


<F6>    In May 1991, the Company completed the underwritten primary offering of
        7.5  shares of  its Class A Common Stock (the  "Stock Offering").   The
        Company used the proceeds of approximately $101.5 from the Stock Offering to reduce borrowings under its domestic bank agreements.
<F7>    In  July 1991, the  Company called  for  redemption  all  of its 6-3/4%
        Convertible Subordinated Debentures due March 1, 2002 (the "Debentures") totaling $59.9. The Debentures were converted into Class A Common Stock of the Company at a conversion price of $11.25 per share. Approximately
        5.3 shares were issued in the conversion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company:

                                                                   Year Ended December 31,
                                                          1994               1993             1992
    Net sales   . . . . . . . . . . . . . . . . .     $   2,297.8        $  1,884.4        $  1,855.1

    Gross earnings  . . . . . . . . . . . . . . .     $     646.5        $    647.4        $    660.3
    Gross margin  . . . . . . . . . . . . . . . .            28.1%             34.4%             35.6%

    Operating earnings  . . . . . . . . . . . . .     $     235.0        $    381.5        $    409.9
    Operating margin  . . . . . . . . . . . . . .            10.2%             20.2%             22.1%


Operations

1994 Compared to 1993

     Net sales increased 21.9% in 1994 compared to 1993. The increase in net sales in 1994 was primarily due to the results of the Company's new licensed sports apparel line, principally as a result of the acquisitions of Salem in November 1993, Artex in January 1994 and Pro Player in August 1994. Also, volume increases in certain of the Company's existing businesses reflecting improved demand and the introduction of new programs and products in 1994 contributed to the sales increase in 1994. In addition, the 1994 results include the operations of Gitano since April 1994. These increases were partially offset by the negative effects of lower average selling prices (principally for domestic activewear in the first six months of 1994).

     Gross earnings decreased .1% in 1994 compared to 1993. The gross margin was 28.1% in 1994 compared to 34.4% in 1993. In December 1994, the Company announced the closing of substantially all of the operations of Artex, consolidating the manufacturing portion of those operations into existing Company-owned facilities. In addition, the Company's casualwear businesses, Fruit of the Loom casualwear and Gitano, undertook significant product line reduction programs during the fourth quarter, and administrative consolidations resulted in the elimination of the New York casualwear group. The Company also undertook a comprehensive review of its other domestic product offerings during the last quarter of 1994. As a result of this review, a substantial number of slower moving or less profitable items have been removed, principally from the casualwear and licensed sports apparel lines, and written down to net realizable value. The total of the various inventory related charges was approximately $40,000,000. In addition, gross earnings and gross margin have been impacted by the effects of lower prices and promotional activities, other general cost increases, including cotton cost increases, and manufacturing inefficiencies as certain sewing operations are transferred to offshore locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operations - (Continued)
1994 Compared to 1993 - (Continued)

     Operating earnings decreased 38.4% compared to 1993 while the operating margin decreased ten percentage points to 10.2% of net sales in 1994. The decreases in operating earnings resulted from higher selling, general and administrative expenses and goodwill amortization (from the acquisitions of Salem, Artex, Gitano and Pro Player) in 1994, coupled with the decrease in gross earnings. Selling, general and administrative expenses increased to 16.4% of net sales in 1994 compared to 12.7% of net sales in 1993. Higher selling and other administrative costs arose both from the acquisitions of Salem, Artex, Gitano and Pro Player and from the Company's continuing effort to improve customer service by making investments in added distribution capabilities, computer systems and other infrastructure required to service customers more effectively. In addition, selling, general and administrative expenses in 1994 include charges related to the consolidation of the Company's licensed sportswear operations.Costs associated with the closing of the Artex operations included the write-off of approximately $18,000,000 of intangibles. The increases in selling, general and administrative expenses also include higher royalty costs in 1994, principally due to the acquisitions of the Salem, Artex and Pro Player licensed sports apparel operations.

     Interest expense in 1994 increased 31.2% from 1993. The increase was principally attributable to the effect of higher debt levels in 1994. Higher debt levels were primarily due to the acquisitions of Salem, Artex, Gitano and Pro Player, which were financed through borrowings under the Company's $800,000,000 revolving line of credit (the "New Credit Agreement"), and higher working capital levels.

     Included in other expense - net in 1994 is $16,000,000 of service fee income from Gitano's operations which represented Gitano's transition to a marketing service organization from a traditional wholesaler base. These revenues are not expected to recur after 1994 as Gitano reverts to a traditional apparel wholesaler. This was partially offset by $12,500,000 of charges to provide for certain obligations of and legal expenses pertaining to litigation related to retained liabilities of former subsidiaries. In addition, other expense - net in 1994 and 1993 included approximately $8,100,000 and $7,900,000, respectively, of deferred debt fee amortization and bank fees.

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

     The effective income tax rate for 1994 and 1993 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operations - (Continued)
1994 Compared to 1993 - (Concluded)

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

     In the first quarter of 1993, the Company recorded the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), resulting in a $3,400,000 ($.04 per share) benefit.

     Earnings per share before extraordinary items and cumulative effect of change in accounting principle decreased 71.8% to $.79 from $2.80 for 1993. Net earnings per share in 1993 were $2.73 and included an $.11 extraordinary charge related to the early retirement of debt and a $.04 benefit related to the cumulative effect of a change in accounting for income taxes.

     Management believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

1993 Compared to 1992

     Net sales increased 1.6% in 1993 from 1992. The increased net sales for 1993 as compared to 1992 are due to volume increases in casualwear, international activewear and underwear combined with price increases (principally for domestic activewear and casualwear). These increases more than offset the adverse effects of volume declines in domestic activewear, unfavorable foreign currency exchange rate comparisons on international sales between the two periods and increased sales of promotional and closeout merchandise in 1993. With respect to international operations, the Company's approach has been to establish production in foreign markets by both acquiring existing manufacturing facilities and building new plants in order to better serve these markets. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. However, any such growth is subject to the risk that the Company's products in diverse international marketplaces will not be widely accepted.

     Gross earnings decreased 2.0% in 1993 compared to 1992. The gross margin was 34.4% in 1993 compared to 35.6% in 1992. The decrease in gross earnings in 1993 is due primarily to the unfavorable effects of operating certain facilities on reduced production schedules in response to lower than expected consumer demand, inventory valuation adjustments and unfavorable changes in product mix due to promotions and closeouts. These decreases more than offset the favorable effects of the sales price and volume increases discussed above and lower raw material costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operations - (Concluded)
1993 Compared to 1992 - (Concluded)

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

     Interest expense for 1993 decreased 11.4% from 1992. Lower interest expense is principally attributable to the effect of lower interest rates on the Company's debt instruments which more than offset the effects of higher average debt levels during 1993. The lower interest rates are principally due to the Company's refinancing of its 10-3/4% Notes (as hereinafter defined) with a 7-7/8% senior note issue in the fourth quarter of 1992. In addition, lower average prime and LIBOR interest rates on the Company's variable rate debt instruments in 1993 compared to 1992 contributed to the lower average interest rates.

     The effective income tax rate before extraordinary items and cumulative effect of change in accounting principle for 1993 and 1992 differed from the Federal statutory rate of 35% and 34%, respectively, primarily due to the impact of goodwill amortization, which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

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

Liquidity and Capital Resources

     Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources - (Concluded)


bank facilities. During 1994, the Company obtained bank revolving lines of credit for certain of its foreign operations and separate letter of credit facilities to replace certain letters of credit which were outstanding under the New Credit Agreement at December 31, 1993.

     In connection with the verdict in the LMP Litigation, the Company posted a bond on November 9, 1994 in an amount equal to one and one-half times the value of the judgment as collateral for the judgment during the pendency of an appeal of the verdict. In order to obtain the bond, a $73,000,000 letter of credit was required which reduced the Company's borrowing availability under the New Credit Agreement.

     The Company has available for the funding of its operations approximately $846,200,000 of revolving lines of credit. As of March 21, 1995 approximately $88,600,000 was available and unused under these facilities.

     Net cash provided by operating activities for the years ended December 31, 1994 and 1993 were $215,100,000 and $89,800,000, respectively. The primary components of cash provided by operating activities in 1994 were net earnings plus depreciation and amortization (totaling $216,100,000) partially offset by an increase in working capital of $3,600,000. In 1994, increases in trade accounts payable of $32,500,000 and other working capital declines (primarily increased other current liabilities) of $60,600,000 only partially offset increases in accounts receivable of $23,300,000 and inventories of $73,400,000. The primary components of cash provided by operating activities in 1993 were net earnings plus depreciation and amortization (totaling $329,100,000) partially offset by an increase in working capital of $152,200,000. The working capital increase in 1993 was principally caused by higher inventories of $130,700,000. The increases in inventory in both 1994 and 1993 reflected the Company's ongoing efforts to improve customer service and, in 1994, the effect of the acquisitions of Artex, Gitano and Pro Player. In 1993, the Company realized a gain from its investment in Acme Boot of approximately $67,300,000, the cash effect of which was included in investing activities for 1993.

     Net cash used for investing activities in 1994 and 1993 were $430,800,000 and $335,900,000, respectively. Capital expenditures, net of amounts attributable to capital leases of $40,600,000 and $2,900,000 in 1994 and 1993, respectively, were $246,400,000 and $259,600,000 in 1994 and 1993, respectively. In 1994 the Company used approximately $192,100,000 on the acquisitions of Artex, Gitano and Pro Player, the funds for which were provided by borrowings under the New Credit Agreement. In 1993, the Company used approximately $157,600,000 on the acquisition of Salem. Also in 1993, the Company received approximately $72,900,000 in proceeds from the investment in Acme Boot. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $125,000,000 to $140,000,000 in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources - (Concluded)


     Net  cash  provided  by   financing  activities  in  1994  and   1993  was
$190,900,000 and $262,900,000, respectively, and consisted principally of borrowings under the Company's bank credit agreements.

     In September 1994 the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of December 31, 1994 was approximately $76,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          FRUIT OF THE LOOM, INC. AND SUBSIDIARIES






   Report of Ernst & Young LLP, Independent Auditors  . . . . . . . . . . .  25

   Consolidated Balance Sheet - December 31, 1994 and 1993  . . . . . . . .  26

   Consolidated Statement of Earnings for Each of the Years Ended December
     31, 1994, 1993 and 1992    . . . . . . . . . . . . . . . . . . . . . .  28

   Consolidated  Statement of  Cash  Flows for  Each  of the  Years  Ended
     December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . .  29

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  30

   Supplementary Data (Unaudited) . . . . . . . . . . . . . . . . . . . . .  56

   Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . .  65




   Note:   All other schedules are  omitted because they are  not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors of
  Fruit of the Loom, Inc.


     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1993.




                                                       ERNST & YOUNG LLP
Chicago, Illinois
February 14, 1995

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                  December 31,
                                                                                            1994                1993
                                 ASSETS                                                    (In thousands of dollars)
Current Assets
    Cash and cash equivalents (including restricted cash)   . . . . . . . . . .        $     49,400         $      74,200
    Notes and accounts receivable (less allowance for possible
         losses of $20,700,000 and $16,100,000, respectively) . . . . . . . . .             295,600               239,700
    Inventories
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .             496,200               454,500
         Work in process  . . . . . . . . . . . . . . . . . . . . . . . . . . .             141,500                94,000
         Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . .              39,100                25,600
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              54,800                54,700
             Total current assets . . . . . . . . . . . . . . . . . . . . . . .           1,076,600               942,700
Property, Plant and Equipment
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,300                 9,100
    Buildings, structures and improvements  . . . . . . . . . . . . . . . . . .             435,600               325,200
    Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . .           1,041,300               867,900
    Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . .              35,200                31,700
                                                                                          1,531,400             1,233,900
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .             473,200               367,900
             Net property, plant and equipment  . . . . . . . . . . . . . . . .           1,058,200               866,000
Other Assets
    Goodwill (less accumulated amortization of $242,400,000 and
         $207,200,000, respectively)  . . . . . . . . . . . . . . . . . . . . .             965,800               895,300
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              62,900                30,000
             Total other assets . . . . . . . . . . . . . . . . . . . . . . . .           1,028,700               925,300
                                                                                       $  3,163,500         $   2,734,000
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .        $     23,100         $      34,000
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .             113,300                78,100
    Accrued payroll and vacation pay  . . . . . . . . . . . . . . . . . . . . .              33,100                25,700
    Accrued insurance obligations   . . . . . . . . . . . . . . . . . . . . . .              23,600                15,500
    Accrued advertising and promotion   . . . . . . . . . . . . . . . . . . . .              23,400                15,400
    Accrued pension   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,800                18,700
    Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,300                14,300
    Other accounts payable and accrued expenses   . . . . . . . . . . . . . . .              77,200                48,800
             Total current liabilities  . . . . . . . . . . . . . . . . . . . .             331,800               250,500
Noncurrent Liabilities
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,440,200             1,194,000
    Net deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .              43,400                51,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             222,300               191,500
             Total noncurrent liabilities . . . . . . . . . . . . . . . . . . .           1,705,900             1,436,500



Common Stockholders' Equity
    Common stock and capital in excess of par value, $.01 par value;
         authorized, Class A, 200,000,000 shares, Class B,
         30,000,000 shares; issued and outstanding:
         Class A Common Stock, 69,160,349 and 69,032,919 shares, respectively .             463,700               459,600
         Class B Common Stock, 6,690,976 shares . . . . . . . . . . . . . . . .               4,400                 4,400
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             680,600               620,300
    Currency translation adjustments  . . . . . . . . . . . . . . . . . . . . .             (22,900)              (37,300)
             Total common stockholders' equity  . . . . . . . . . . . . . . . .           1,125,800             1,047,000
                                                                                       $  3,163,500         $   2,734,000

                                                See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                                                                                   Year Ended December 31,
                                                                           1994              1993               1992
                                                                               (In thousands, except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    2,297,800   $      1,884,400   $      1,855,100
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .            1,651,300          1,237,000          1,194,800
   Gross earnings . . . . . . . . . . . . . . . . . . . . . . .              646,500            647,400            660,300
Selling, general and administrative expenses  . . . . . . . . .              376,300            240,100            225,000
Goodwill amortization . . . . . . . . . . . . . . . . . . . . .               35,200             25,800             25,400
   Operating earnings . . . . . . . . . . . . . . . . . . . . .              235,000            381,500            409,900
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .              (95,400)           (72,700)           (82,100)
Gain on Acme Boot investment  . . . . . . . . . . . . . . . . .                   --             67,300                 --
Other expense-net . . . . . . . . . . . . . . . . . . . . . . .               (6,100)            (9,000)            (7,900)
   Earnings before income tax expense,
       extraordinary items and cumulative effect
       of change in accounting principle  . . . . . . . . . . .              133,500            367,100            319,900
Income tax expense  . . . . . . . . . . . . . . . . . . . . . .               73,200            154,300            131,400
   Earnings before extraordinary items and cumulative
       effect of change in accounting principle . . . . . . . .               60,300            212,800            188,500
   Extraordinary items - loss on early
       retirement of debt and debt redemption . . . . . . . . .                   --             (8,700)            (9,900)
   Earnings before cumulative effect of change
       in accounting principle  . . . . . . . . . . . . . . . .               60,300            204,100            178,600
   Cumulative effect of change in accounting
       for income taxes . . . . . . . . . . . . . . . . . . . .                   --              3,400                 --
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . .       $       60,300   $        207,500   $        178,600

Earnings per common share:
   Earnings before extraordinary items and cumulative
       effect of change in accounting principle . . . . . . . .       $          .79   $           2.80   $           2.48
   Extraordinary items  . . . . . . . . . . . . . . . . . . . .                   --               (.11)              (.13)
   Cumulative effect of change in accounting for
       income taxes . . . . . . . . . . . . . . . . . . . . . .                   --                .04                 --
   Net earnings per common share  . . . . . . . . . . . . . . .       $          .79   $           2.73   $           2.35
   Average common shares outstanding  . . . . . . . . . . . . .               76,000             76,000             76,000


                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                               1994             1993             1992
Cash Flows from Operating Activities                                                    (In thousands of dollars)
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .           $   60,300       $  207,500       $  178,600
    Adjustments to reconcile to net cash
         provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . .              155,800          121,600          107,500
         Deferred income taxes  . . . . . . . . . . . . . . . . .               (7,600)          30,200           (9,200)
         (Increase) decrease in notes and accounts receivable . .              (23,300)          14,200          (35,100)
         Increase in inventories  . . . . . . . . . . . . . . . .              (73,400)        (130,700)         (83,100)
         Increase (decrease) in trade accounts payable  . . . . .               32,500           (6,000)          31,100
         Other working capital changes  . . . . . . . . . . . . .               60,600          (29,700)          38,600
         Extraordinary items  . . . . . . . . . . . . . . . . . .                   --            8,700            9,900
         Cumulative effect of change in accounting for income taxes                 --           (3,400)              --
         Gain on Acme Boot investment . . . . . . . . . . . . . .                   --          (67,300)              --
         Decrease in income taxes and interest receivable . . . .                   --               --           59,900
         Net payments on retained liabilities
             related to former subsidiaries . . . . . . . . . . .              (14,400)         (38,600)         (30,500)
         Other-net  . . . . . . . . . . . . . . . . . . . . . . .               24,600          (16,700)         (20,200)
             Net cash provided by operating activities  . . . . .              215,100           89,800          247,500

Cash Flows from Investing Activities
    Capital expenditures  . . . . . . . . . . . . . . . . . . . .             (287,000)        (262,500)        (188,900)
    Less amount attributable to capital leases  . . . . . . . . .               40,600            2,900               --
             Capital expenditures . . . . . . . . . . . . . . . .             (246,400)        (259,600)        (188,900)
    Acquisition of Gitano   . . . . . . . . . . . . . . . . . . .              (91,400)              --               --
    Acquisition of Pro Player   . . . . . . . . . . . . . . . . .              (55,700)              --               --
    Acquisition of Artex  . . . . . . . . . . . . . . . . . . . .              (45,000)              --               --
    Acquisition of Salem  . . . . . . . . . . . . . . . . . . . .                   --         (157,600)              --
    Net proceeds from Acme Boot investment  . . . . . . . . . . .                   --           72,900               --
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . .                7,700            8,400           (3,900)
             Net cash used for investing activities . . . . . . .             (430,800)        (335,900)        (192,800)

Cash Flows from Financing Activities
    Net borrowings under long-term debt agreements  . . . . . . .              232,300          782,400          337,900
    Principal payments on long-term debt and capital leases   . .              (42,200)        (100,700)        (100,100)
    (Decrease) increase in short-term notes payable   . . . . . .                   --          (65,100)          17,500
    Refinancing of long-term debt   . . . . . . . . . . . . . . .                   --         (267,900)              --
    Prepayment of long-term debt  . . . . . . . . . . . . . . . .                   --          (82,300)        (280,000)
    Debt redemption premiums  . . . . . . . . . . . . . . . . . .                   --           (3,300)         (11,500)
    Net proceeds from issuance of common stock  . . . . . . . . .                  800            1,700            7,600
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . .                   --           (1,900)            (100)
             Net cash provided by (used for) financing activities              190,900          262,900          (28,700)
Net (decrease) increase in cash and cash
    equivalents (including restricted cash)   . . . . . . . . . .              (24,800)          16,800           26,000
Cash and cash equivalents (including restricted
    cash) at beginning of year  . . . . . . . . . . . . . . . . .               74,200           57,400           31,400
Cash and cash equivalents (including restricted
    cash) at end of year  . . . . . . . . . . . . . . . . . . . .           $   49,400       $   74,200       $   57,400

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

     Inventories. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). Approximately 71.9% and 78.9% of year-end inventory amounts at December 31, 1994 and 1993, respectively, are determined using the last-in, first-out cost method. If the first-in, first-out method had been used, such inventories would have been $41,500,000 and $29,400,000 higher than reported at December 31, 1994 and 1993, respectively. The remainder of the inventories are determined using the first-in, first-out method.

     Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of depreciable assets. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized.

     Goodwill.   Goodwill  is  amortized using  the  straight-line method  over periods ranging from 15 to 40 years.

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

     Forward  Contracts.   The Company  has entered  into forward  contracts to
cover its principal and interest obligations on certain foreign currency denominated bank loans. The original discount on these contracts is amortized over the life of the contract and serves to reduce the effective interest cost of these loans. In addition, the Company has entered into forward contracts to cover the future obligations of certain foreign subsidiaries for certain inventory purchases. Gains and losses related to qualifying hedges of firm commitments are deferred and are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses related to anticipated transactions that do not qualify as hedges are recognized as components of other income or expense as they are incurred.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Significant Accounting Policies - (Concluded)

     Deferred Grants. The Company has negotiated grants from the governments of the Republic of Ireland and of Northern Ireland. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 31, 1994 and 1993 were $33,500,000 and $28,500,000, respectively. At December 31, 1994 and 1993, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $54,300,000 and $43,500,000, respectively, in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland or Northern Ireland.

     Income Taxes. Effective January 1, 1993, the Company adopted Statement No. 109. Under Statement No. 109, the liability method is used in accounting for income taxes. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method.

     Pension Plans. The Company maintains pension plans which cover substantially all employees. The plans provide for benefits based on an employee's years of service and compensation. The Company funds the minimum contributions required by the Employee Retirement Income Security Act of 1974.

Acquisitions

     In late January 1994 the Company acquired Artex for approximately $45,000,000. In late March 1994 the Company acquired certain assets of Gitano for approximately $91,400,000. In August 1994 the Company acquired Pro Player for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation based in part on the attainment of certain levels of operating performance by the acquired entity. In November 1993 the Company acquired Salem for approximately $157,600,000, including approximately $23,900,000 of Salem debt which was repaid by the Company. The aforementioned acquisitions (collectively, the "Acquisitions") were accounted for using the purchase method of accounting. Accordingly, the purchase prices were preliminarily allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $215,000,000 and is being amortized over periods ranging from 15 to 20 years. The results of operations of Salem, Artex, Gitano and Pro Player are not material in relation to the Company's consolidated financial statements and, therefore, pro forma financial information has not been presented.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totaling $4,100,000 and $16,100,000 were included in cash and cash equivalents at December 31, 1994 and 1993, respectively. These investments were carried at cost, which approximated quoted market value.

     Included in short-term investments at December 31, 1994 and 1993 was $1,500,000 and $6,400,000, respectively, of restricted cash collateralizing domestic subsidiaries' letters of credit and insurance obligations.

Short-Term Notes Payable

     In August 1993, the Company entered into the New Credit Agreement. See "Long-Term Debt." Certain indebtedness of the Company under preexisting secured domestic bank agreements was refinanced with the proceeds of loans under the New Credit Agreement and the preexisting bank agreements were terminated at that time.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
(In thousands of dollars)

                                                                                           December 31,
                                                               Interest Rate          1994              1993
Senior Secured
     Foreign Facility Loans, maturing 1994-1995 . . . . .      Variable<F1>       $         --      $     22,100
     Capitalized lease obligations, maturing
          1994-2017<F2> . . . . . . . . . . . . . . . . .      3.1 - 12.96%            116,900            90,700
          Total senior secured  . . . . . . . . . . . . .                              116,900           112,800

Senior Unsecured
     Foreign Facility Loans, maturing 1994-1995 . . . . .      Variable<F1>              5,400                --
     Foreign Credit Facilities, maturing 1996-1997  . . .      Variable<F3>             38,000                --
     New Term Loan, maturing 1998 . . . . . . . . . . . .      Variable<F4>             40,000            40,000
     New Credit Agreement, maturing 1999  . . . . . . . .      Variable<F5>            521,700           329,900
     Fixed rate debt, maturing 1999<F6> . . . . . . . . . .        7.97%               249,100           249,000
     Fixed rate debt, maturing 2003<F7> . . . . . . . . . .        6.61                148,900           148,800
     Fixed rate debt, maturing 2008 . . . . . . . . . . . .        6.97                123,400           128,400
     Fixed rate debt, maturing 2011<F8> . . . . . . . . . .       12.6                  71,900            71,100
     Fixed rate debt, maturing 2023<F9> . . . . . . . . . .        7.49                148,000           148,000
          Total Senior Unsecured  . . . . . . . . . . . . .                          1,346,400         1,115,200
Total       . . . . . . . . . . . . . . . . . . . . . . . .                          1,463,300         1,228,000
Less current maturities . . . . . . . . . . . . . . . . . .                            (23,100)          (34,000)
Total long-term debt  . . . . . . . . . . . . . . . . . . .                       $  1,440,200      $  1,194,000

<F1>     Interest ranged from 1.89% to 3.60% during  1994 and from .5% to 9.15%
         during 1993.   (These  rates are  net  of  discount amortization.  The
         Company has entered into forward contracts that fix the dollar amount of interest that has to be paid.)
<F2>     Represents the present value  of future rentals on capitalized leases.
         The capitalized leases are secured by the related property under lease.
<F3>     Interest ranged from 5.68% to 7.10%  during 1994. The weighted average interest rate for borrowings outstanding at December 31, 1994 was approximately 6.25%.
<F4>     Interest ranged  from 4.0% to 6.86% during 1994 and from 4.12% to 6.0%
         during  1993.   The  weighted  average  interest  rate  for borrowings
         outstanding under the New Term Loan at December 31, 1994 was approximately 6.65%.
<F5>     Interest ranged from 3.41% to 8.5% during 1994 and from 3.38%  to 6.0%
         during 1993.
<F6>     Net  of  unamortized  discount  of  $900  and $1,000 in 1994 and 1993, respectively (nominal rate 7.875%).
<F7>     Net of  unamortized  discount of $1,100  and  $1,200 in 1994 and 1993, respectively (nominal rate 6.5%).
<F8>     Net of  unamortized  discount of $53,100 and $53,900 in 1994 and 1993, respectively (nominal rate 7%).
<F9>     Net of unamortized discount of $2,000 (nominal rate 7.375%).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt - (Continued)

     The New Credit Agreement provides the Company with an $800,000,000 revolving line of credit which expires in June 1999 and includes a letter of credit facility. At December 31, 1994 approximately $73,000,000 of letters of credit were issued under the New Credit Agreement to secure a bond posted in connection with the appeal of the LMP Litigation. At December 31, 1993 approximately $59,800,000 of letters of credit were issued under the New Credit Agreement to secure certain insurance and debt obligations reflected in the accompanying Consolidated Balance Sheet, which letters of credit were replaced with separate letter of credit facilities in 1994. Borrowings under the New Credit Agreement bear interest at a rate approximating the prime rate (8.5% at December 31, 1994) or, at the election of the Company, at rates approximating LIBOR (6.5% at December 31, 1994) plus 30 basis points. The Company also pays a facility fee (the "Facility Fee") under the New Credit Agreement equal to 15 basis points on the aggregate commitments thereunder. Interest rates and the Facility Fee are subject to increase or decrease based upon the Company's unsecured debt rating. The weighted average interest rate for borrowings outstanding under the New Credit Agreement at December 31, 1994 was approximately 6.45%. Borrowings under the New Credit Agreement are guaranteed by certain of the Company's subsidiaries.

     In 1994 the Company obtained $84,400,000 of standby letter of credit facilities from its bank lenders. At December 31, 1994 approximately
$83,300,000 of letters of credit were issued under this facility to secure various insurance and other obligations reflected in the accompanying Consolidated Balance Sheet. In addition, the Company has $95,000,000 of trade letter of credit facilities. At December 31, 1994 the Company has $51,100,000 of documentary letters of credit outstanding under these facilities to finance various trade activities.

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

       35           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt - (Continued)


6-1/2% Notes and the 7-3/8% Debentures are general, unsecured obligations of the Company. However, the obligations of the Company under the New Credit Agreement, the Canadian Note and the Foreign Credit Facilities are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of the 6-1/2% Notes and the 7-3/8% Debentures with respect to such guarantees.

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

     In 1992, the Company issued $250,000,000 principal amount of its 7-7/8% Senior Notes Due 1999 (the "7-7/8% Notes"). The 7-7/8% Notes will mature on October 15, 1999 and may not be redeemed by the Company prior to maturity. The 7-7/8% Notes are general, unsecured obligations of the Company and rank pari passu in right of payment with all existing and future senior obligations of the Company. However, the obligations of the Company under the New Credit Agreement, the Canadian Note and the Foreign Credit Facilities are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of the 7-7/8% Notes with respect to such guarantees.

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

       36           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $23,100,000 in 1995; $38,100,000 in 1996;
$36,000,000 in 1997; $51,100,000 in 1998; and $780,600,000 in 1999.

     Cash  payments  of interest  on  debt  were $86,600,000,  $67,100,000  and
$89,700,000  in 1994,  1993  and 1992,  respectively.   These  amounts  exclude
amounts capitalized.

Financial Instruments

     Certain of the Company's foreign subsidiaries enter into forward exchange contracts to hedge currency exposure relative to certain inventory purchases and principal and interest obligations of certain foreign currency denominated bank loans. The Company primarily sells European currencies and purchases United States dollars. As of December 31, 1994 the primary foreign currencies sold forward to hedge the foreign currency exposure relative to inventory purchases expressed in United States dollar equivalents were as follows:
$1,800,000 Italian lira, $1,900,000 German marks, $2,000,000 British pounds and $1,800,000 French francs. At December 31, 1994, the Company had bought forward Greek drachma relative to its Greek drachma denominated debt obligations, the value of which was the United States dollar equivalent of $5,600,000. The original discount of the purchased forward contracts serves to reduce the effective interest cost of the drachma denominated loans and effectively makes these loans the equivalent of United States dollar based loans. All of the aforementioned contracts mature in less than one year.

     The fair value of the Company s foreign exchange forward contracts was estimated based on quoted market prices of comparable contracts. At December 31, 1994 and 1993, the fair value for the Company's forward contracts approximated their face value.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company s current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices

       37           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments - (Concluded)


when available. At December 31, 1994 and 1993, the fair value of the Company's debt was approximately $1,369,000,000 and $1,305,800,000, respectively.

     The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance-sheet financial instruments and does not anticipate nonperformance of the counterparties. The Company does not require collateral from its counterparties and management believes that the Company would not realize a material loss in the event of nonperformance by the counterparties.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 40.2% of net sales in 1994 and approximately 29% of gross accounts receivable at December 31, 1994. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

Contingent Liabilities

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under Superfund Legislation, in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at December 31, 1994 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $79,100,000. The Company has recorded receivables related to these environmental liabilities of approximately $36,700,000 which management believes will be recovered from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves related to discontinued operations principally pertain to 11 specifically identified environmental sites and the aforementioned product liabilities. Five sites and the total product liabilities individually represent more than 10% of the net reserve and in the aggregate represent approximately 96% of the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management currently estimates actual payments before recoveries to range from approximately $9,200,000 to $24,200,000 annually between 1995 and 1998 and

       38           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent Liabilities - (Continued)


$14,300,000 in total subsequent to 1998. Only the long-term monitoring costs of approximately $6,600,000, primarily scheduled to be paid in 1999 and beyond have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid over approximately the next 20 years, is approximately $17,800,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the EPA has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1995 and future years.

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

     In April 1992, the California Court of Appeals reversed the $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case was then remanded to the trial court.

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

       39           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     In October 1994, following a retrial of the LMP Litigation, a jury returned a verdict of approximately $96,000,000 against Universal. The jury verdict included breach of contract and fraud damages and approximately $6,000,000 in punitive damages. The Company is obligated to indemnify Universal for damages incurred in this case.

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel and on other information currently available, management believes that the court committed numerous errors during the trial and, accordingly, that the judgment will not stand on appeal. The Company intends to vigorously appeal this verdict.

     In March 1988, a class action suit entitled Endo et al. v. Albertine, et al. was filed in the District Court against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleges, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and seeks unspecified damages.

     Motions to dismiss the complaint were filed by all defendants. In December 1990, a magistrate judge recommended that the District Court dismiss all of the plaintiffs' claims with prejudice. In January 1993, the District Court adopted in part and rejected in part the magistrate judge's recommendation for dismissal of the complaint. As a result, the litigation will continue as to various remaining counts of the complaint. Both the defendants and the plaintiffs filed motions for summary judgment which were denied in all material respects. Management and the Board of Directors believe that this suit is without merit and intend to continue to vigorously defend against this litigation.

     On December 23, 1993, James J. Locke, as Trustee of Locke Family Trust, and I. Jack Saline filed a lawsuit against the Company and certain of its then officers and directors, including William Farley and John B. Holland, in the District Court. The lawsuit was then amended to add additional plaintiffs. On April 19, 1994, the District Court granted plaintiffs' motion for class certification. The plaintiffs claim that all of the defendants engaged in conduct violating Section 10b of the Securities Exchange Act of 1934 and that Mr. Farley and Mr. Holland also violated Section 20a of the Act. According to the plaintiffs, beginning before June 1992 and continuing through early June

       40           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingent Liabilities - (Concluded)


1993,  the Company,  with  the  knowledge  and  assistance  of  the  individual defendants, issued positive public statements about its expected sales increases and growth through 1993 and afterwards. They also allege that beginning in approximately mid-1992 and continuing afterwards, the Company's business was not as strong and its growth prospects were not as certain as represented. The plaintiffs further allege that during the end of 1992 and beginning of 1993, certain of the individual defendants traded the stock of the Company while in the possession of material, non-public information. The plaintiffs ask for unspecified amounts as compensatory damages, pre-judgment and post-judgment interest, attorneys' fees, expert witness fees and costs and ask the District Court to impose a constructive trust on the proceeds of the individual defendants' trades to satisfy any potential judgment. Management believes that this suit is without merit and management and the Company intend to vigorously defend against this litigation.

     Management believes, based on information currently available, that the ultimate resolution of the aforementioned litigation will not have a material adverse effect on the financial condition or operations of the Company.

     In August 1991, two creditors of a former subsidiary of Northwest, Lone Star Steel Company, Inc. (a wholly owned subsidiary of Lone Star Technologies, Inc., a publicly owned company) brought suit against the Company in the Superior Court of the State of Delaware. In this suit, the creditors sought damages of approximately $13,100,000, plus interest, against the Company for what they alleged was the remaining liability under certain leases. In January 1993, the Superior Court of Delaware issued an Opinion and Order finding that the leases were in default, but made no findings as to the amount of damages. The Company appealed the ruling and on June 4, 1993 the Supreme Court of Delaware entered an order affirming the Opinion and Order of the Superior Court of Delaware issued in January 1993. In December 1993, the Company paid the lessors approximately $9,500,000 in settlement of this suit.

     In 1992, the Company was named in a suit seeking to enforce the terms of a former subsidiary's lease on which the Company was contingently obligated. The Company paid approximately $17,500,000 in 1992 in settlement of the suit and its contingent obligations under the lease.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee the Company received an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "Related Party Transactions."

     In connection with the Company's transaction with Acme Boot during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred or created by Acme Boot under Acme Boot's bank credit facility. See "Related Party Transactions." At December 31, 1994 Acme Boot has a bank credit facility which provides for up to $30,000,000 of loans and letters of credit, subject to a borrowing base. Acme Boot's bank credit facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries (which are approximately $71,900,000 at December 31, 1994). At December 31, 1994 approximately $9,300,000 in loans and letters of credit were outstanding under Acme Boot's bank credit facility.

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

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of December 31, 1994 was approximately $76,000,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows below excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company expects the fair market value of the leased equipment, subject to the purchase option or sold to a third party, to substantially reduce or eliminate the Company's payment under the residual value guarantee. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. At December 31, 1994 the maximum amount of the residual value guarantee relative to the assets under the lease at December 31, 1994 is approximately $50,900,000.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1994 (in thousands of dollars):

                                                                          Capitalized       Operating
                                                                            Leases            Leases

   Year Ending December 31,
          1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   20,900       $    20,100
          1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,200            20,200
          1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,400            16,800
          1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,800            14,500
          1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,800            11,500
          Years subsequent to 1999  . . . . . . . . . . . . . . . . .         117,100             6,100
   Total minimum lease payments   . . . . . . . . . . . . . . . . . .         193,200       $    89,200
   Imputed interest   . . . . . . . . . . . . . . . . . . . . . . . .         (76,300)
   Present value of minimum capitalized lease payments  . . . . . . .         116,900
   Current portion  . . . . . . . . . . . . . . . . . . . . . . . . .         (12,200)
   Long-term capitalized lease obligations  . . . . . . . . . . . . .      $  104,700

       43           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Commitments - (Concluded)


     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                                                   December 31,
                                                                             1994                1993
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    9,800        $    1,200
    Buildings, structures and improvements  . . . . . . . . . . . .            72,900            39,000
    Machinery and equipment   . . . . . . . . . . . . . . . . . . .            94,800            94,200
                                                                              177,500           134,400
    Accumulated depreciation  . . . . . . . . . . . . . . . . . . .           (78,500)          (67,600)
                                                                           $   99,000        $   66,800

     Rental expense for operating leases amounted to $20,200,000, $11,600,000 and $9,100,000 in 1994, 1993 and 1992, respectively.


Stock Plans

     At  December  31, 1994  and  1993, approximately  1,494,700  and 1,546,600 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1987 Stock Option Plan (the "Plan"). Under the terms of the Plan, options may be granted to eligible employees of the Company, its parent and its subsidiaries at a price not less than the market price on the date of grant. Option shares must be exercised within the period prescribed by the Compensation Committee of the Board of Directors at the time of grant but not later than ten years and one day from the date of grant. The Plan provides for the granting of qualified and nonqualified stock options.

     The following summarizes the activity of the Plan for 1994:

                                                                    Option Price             Shares
                                                                     Per Share            Under Option
        Outstanding at December 31, 1993  . . . . . . . .      $6-3/8    to  $47-5/8         1,515,400
        Options granted   . . . . . . . . . . . . . . . .      $25-3/8   to  $30-7/8            37,000
        Options exercised   . . . . . . . . . . . . . . .      $6-3/8    to  $20-1/4           (51,900)
        Options canceled  . . . . . . . . . . . . . . . .      $14-1/2   to  $41-3/8           (66,200)
        Outstanding at December 31, 1994  . . . . . . . .      $6-3/8    to  $47-5/8         1,434,300

        Exercisable at December 31, 1994  . . . . . . . .      $6-3/8    to  $47-5/8         1,427,300

      In 1994 the Company established the Executive Incentive Compensation Plan (the "1994 Plan"). The 1994 Plan provides for the granting of non-qualified stock options, incentive stock options, performance shares and annual incentive awards. The 1994 Plan is administered by the Compensation Committee of the
Board of  Directors and provides  for the  granting of up  to 3,600,000  shares

       44           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Plans - (Continued)


under the plan, which shares are reserved and available for purchase under the provisions of the plan. Stock options may be granted under the 1994 Plan to eligible employees of the Company, its parent and its subsidiaries at a price not less than the market price on the date of grant. Options granted vest at such time as prescribed by the Compensation Committee, but in no event may any option be exercisable prior to six months following its grant. No option granted shall be exercisable later than the tenth anniversary date of its grant. The Company granted 664,100 options to eligible employees in 1994 at prices ranging from $24.75 to $30.88.

     Performance shares may be granted to eligible employees of the Company, its parent and its subsidiaries. Each performance share shall have a value equal to the market price of the Company's Class A Common Stock on the date the performance share is earned. The Compensation Committee of the Board of Directors sets performance goals to be achieved over performance periods of not less than two years. The extent to which performance goals based on total shareholder return over a two year period are met will determine the number of performance shares earned by participants. Payment of earned performance shares shall be made in either cash or shares of Class A Common Stock within seventy five days following the close of the performance period.

     In 1993, the Company's stockholders approved the Company's Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the issuance of options to purchase up to 175,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the Directors' Plan. Only directors who are not employees of the Company, any parent or subsidiary of the Company or Farley Industries, Inc. ("FII") are eligible to participate in the Directors' Plan. The Directors' Plan is administered by the Company's Board of Directors. Under the Directors' Plan each non-employee director is initially granted an option to purchase 7,500 shares of Class A Common Stock. On the date of each annual meeting at which such person is elected or after which the person continues as a non-employee director, such non-employee director shall be granted an option to purchase 2,500 shares of Class A Common Stock (the "Annual Options"). The options are exercisable at a price per share equal to the fair market value per share of the Class A Common Stock on the date of grant. Option shares must be exercised not later than ten years from the date of grant and do not become exercisable until the first anniversary of the date of grant.

     The following summarizes the activity of the Directors' Plan for 1994:

                                                                   Option Price               Shares
                                                                    Per Share              Under Option
        Outstanding at December 31, 1993  . . . . . . . .      $31-1/4   to   $42               57,500
        Annual Options granted  . . . . . . . . . . . . .             $30-7/8                   15,000
        Outstanding at December 31, 1994  . . . . . . . .      $30-7/8   to   $42               72,500
        Exercisable at December 31, 1994  . . . . . . . .      $31-1/4   to   $42               57,500


       45                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Plans - (Concluded)


     In 1992, the Company established the 1992 Executive Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the issuance of options to purchase up to 975,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of stock options granted under the 1992 Plan. The 1992 Plan is administered by the Compensation Committee of the Board of Directors. In 1992, options to purchase 975,000 shares of Class A Common Stock were granted under the 1992 Plan to two directors of the Company who are also employees of the Company. The options are exercisable at a price of $28.88 per share (which was the closing price of the Class A Common Stock on the date of grant). Pursuant to the terms of the grants, options for the shares vest (subject to acceleration under certain circumstances) as follows:
(i) one-third of the options granted vest immediately upon grant; (ii) one-third of the options granted vest if the closing price of the Class A Common Stock reaches or exceeds $45 per share for 90 consecutive days within six years from the date of grant; and (iii) the remaining one-third of the options granted vest if the closing price of the Class A Common Stock reaches or exceeds $60 per share for 90 consecutive days within six years from the date of grant. All vested options expire 10 years and one day after the date of grant. Options which do not vest because the Company's stock price has not reached the targeted price levels for vesting expire six years after the date of grant. As of December 31, 1994, 325,000 of these options are exercisable and none of these options have been exercised or canceled.

     In July 1991, the Company granted an option to purchase 50,000 shares of the Class A Common Stock to a director of the Company who is also an employee of FII at a purchase price of $10.25 per share. The exercise period of the option terminates ten years and one day from the date of grant. As of December 31, 1994, none of these options have been exercised or canceled.

     At December 31, 1994 and 1993, approximately 238,800 and 268,000 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1989 Stock Grant Plan. Under the terms of this plan, eligible employees of the Company, its parent and its subsidiaries are awarded shares, subject to forfeitures or certain restrictions which generally expire three years from the date of the grant. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to the above mentioned restrictions. The Company canceled 11,400 previously issued shares during 1994. The Company granted approximately 40,600 shares to eligible employees during 1994.

     At December 31, 1994 and 1993, approximately 298,600 and 344,900 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1987 Long-Term Bonus Plan. Under the terms of this plan, eligible employees of the Company's operating subsidiary participate in cash and stock bonus pools for four year plan periods. Awards under this plan are payable in a combination of cash and stock. No new four year plan period began subsequent to December 31, 1990. The Company issued approximately 46,300 shares to eligible employees during 1994.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Consolidated Statement of Common Stockholders' Equity

                                                                              Year Ended December 31,
                                                                          1994           1993          1992
                                                                                    (in thousands)
Common Shares
   Balance, beginning of period . . . . . . . . . . . . . . . . .           75,724         75,554       74,794
   Class A shares issued upon exercise of options . . . . . . . .               52            106          701
   Class A shares issued under long-term bonus plan . . . . . . .               46             52           45
   Class A shares issued under stock grant plan-net . . . . . . .               29             12           14
   Balance, end of period . . . . . . . . . . . . . . . . . . . .           75,851         75,724       75,554

Common Stock and Capital in Excess of Par Value
   Balance, beginning of period . . . . . . . . . . . . . . . . .     $    464,000    $   458,400   $  441,200
   Class A shares issued upon exercise of options . . . . . . . .            1,000          2,400       15,100
   Class A shares issued under long-term bonus plan . . . . . . .            1,100          2,400        1,500
   Class A shares issued under stock grant plan-net . . . . . . .            2,000            700          600
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            100           --
   Balance, end of period . . . . . . . . . . . . . . . . . . . .     $    468,100    $   464,000   $  458,400

Retained Earnings
   Balance, beginning of period . . . . . . . . . . . . . . . . .     $    620,300    $   412,800   $  234,200
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .           60,300        207,500      178,600
   Balance, end of period . . . . . . . . . . . . . . . . . . . .     $    680,600    $   620,300   $  412,800

Currency Translation Adjustments
   Balance, beginning of period . . . . . . . . . . . . . . . . .     $    (37,300)   $   (16,200)  $   13,300
   Translation adjustments-net  . . . . . . . . . . . . . . . . .           14,400        (21,100)     (29,500)
   Balance, end of period . . . . . . . . . . . . . . . . . . . .     $    (22,900)   $   (37,300)  $  (16,200)


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

     Approximately 9.2% of the Company's common stock at December 31, 1994 is held by FI and William Farley. Because these affiliates hold all of the Class B Common Stock of the Company outstanding, which has five votes per share, they control approximately 32.9% of all voting rights of the Company. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock and Class B Common Stock voting together as a single class, except for the election of directors. With respect to the election of directors, holders of the Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors constituting the entire Board of Directors

       47           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Common Stockholders' Equity - (Concluded)

and, if not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. If, at the record date for any stockholder meeting at which directors are elected, the number of shares of Class B Common Stock outstanding is less than 12.5% of the total number of shares of both classes of common stock outstanding, then the holders of Class A Common Stock would vote together with the holders of Class B Common Stock to elect the remaining directors to be elected at such meeting, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having five votes per share. At December 31, 1994, FI and William Farley's combined ownership of Class B Common Stock is approximately 8.8% of the total common stock of the Company outstanding. As a result, Mr. Farley does not have the sole ability to elect those members of the Company's Board of Directors who are not separately elected by the holders of the Company's Class A Common Stock.

Business Segment and Major Customer Information

     The Company operates in only one business segment consisting of the manufacturing and marketing of basic apparel. Sales to one customer amounted to approximately 15.6%, 13.4% and 11.8% of consolidated net sales in 1994, 1993 and 1992, respectively. Additionally, sales to a second customer amounted to approximately 11.8%, 12.3% and 10.2% of consolidated net sales in 1994, 1993 and 1992, respectively.

     Sales, operating earnings and identifiable assets are as follows (in thousands of dollars):

                                                                        Year Ended December 31,
                                                             1994                 1993               1992
    Net Sales
         Domestic . . . . . . . . . . . . . . . .        $  1,972,000        $  1,634,600        $  1,616,800
         Foreign  . . . . . . . . . . . . . . . .             325,800             249,800             238,300
         Total  . . . . . . . . . . . . . . . . .        $  2,297,800        $  1,884,400        $  1,855,100

    Operating Earnings
         Domestic . . . . . . . . . . . . . . . .        $    234,500        $    368,900        $    388,100
         Foreign  . . . . . . . . . . . . . . . .              21,900              29,800              36,100
         General corporate expenses . . . . . . .             (21,400)            (17,200)            (14,300)
         Total  . . . . . . . . . . . . . . . . .        $    235,000        $    381,500        $    409,900

                                                                              December 31,
                                                             1994                 1993               1992
    Identifiable Assets
         Domestic . . . . . . . . . . . . . . . .        $  2,661,000        $  2,390,700        $  1,985,200
         Foreign  . . . . . . . . . . . . . . . .             442,400             300,500             278,100
         Corporate  . . . . . . . . . . . . . . .              60,100              42,800              18,600
         Total  . . . . . . . . . . . . . . . . .        $  3,163,500        $  2,734,000        $  2,281,900

     Corporate assets presented above consist primarily of cash and other short-term investments, deferred financing costs and, in 1994, a receivable related to anticipated environmental recoveries and, in 1992, the investment in Acme Boot. Corporate assets in 1994 and 1993 also include Federal income taxes receivable.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plans

     Pension expense was $11,700,000,  $5,500,000 and $4,900,000 in 1994,  1993
and 1992, respectively. The net pension expense is comprised of the following (in thousands of dollars):

                                                                              Year Ended December 31,
                                                                           1994         1993           1992
    Components:
         Service cost - benefits earned during the period . . . .      $   11,700    $    7,700     $   7,000
         Interest cost on projected benefit obligation  . . . . .          12,800        10,800         9,600
         Return on assets:
             Actual loss (gain) . . . . . . . . . . . . . . . . .             800        (5,900)      (11,600)
             Deferred actuarial (losses) gains  . . . . . . . . .         (13,500)       (5,800)        1,200
         Amortization of unrecognized net loss  . . . . . . . . .           1,200            --            --
         Amortization of unrecognized January 1, 1987 net
             transition asset . . . . . . . . . . . . . . . . . .          (1,300)       (1,300)       (1,300)
                 Net periodic pension cost  . . . . . . . . . . .      $   11,700    $    5,500     $   4,900
    Assumptions:
         Discount rate  . . . . . . . . . . . . . . . . . . . . .            7.75%            9%            9%
         Rates of increase in compensation levels . . . . . . . .             5-8%          5-8%          5-8%
         Expected long-term rate of return on assets  . . . . . .              10%           10%           10%


   The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet (in thousands of dollars):

                                                                                            December 31,
                                                                                        1994            1993
    Actuarial present value of benefit obligations:
         Vested benefits  . . . . . . . . . . . . . . . . . . . .                    $  106,400     $  106,000
         Non-vested benefits  . . . . . . . . . . . . . . . . . .                        10,200         10,600
             Accumulated benefit obligation . . . . . . . . . . .                       116,600        116,600
         Effect of projected future salary increases  . . . . . .                        52,400         50,500
    Projected benefit obligation  . . . . . . . . . . . . . . . .                       169,000        167,100
    Plan assets at fair value   . . . . . . . . . . . . . . . . .                       118,200        125,100
    Plan assets less than projected
         benefit obligation . . . . . . . . . . . . . . . . . . .                       (50,800)       (42,000)
    Unrecognized loss   . . . . . . . . . . . . . . . . . . . . .                        39,700         33,300
    Unrecognized prior service cost   . . . . . . . . . . . . . .                          (200)          (200)
    Unrecognized net transition asset at end of period  . . . . .                        (8,500)        (9,800)
    Unfunded accrued pension cost at end of period  . . . . . . .                    $  (19,800)    $  (18,700)


   The discount rate for purposes of determining the funded status of the plans at December 31, 1994 and 1993 was 8.25% and 7.75%, respectively.

       50           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plans - (Concluded)

   Plan assets, which are primarily invested in United States Government, international and domestic corporate debt securities, equity securities, real estate and venture capital funds, are commingled in a master trust which includes the assets of the pension plans of substantially all affiliated companies controlled directly and indirectly by William Farley (the "Master
Trust").   Plan  assets, except  those that  are specifically  identified to  a particular plan,  are shared in different  proportions by each of  the plans in
the  Master Trust ("Allocated Assets").   Any gains  and losses associated with
the Allocated Assets are  spread among each of the  plans based on each  plan's
respective share  of the  Allocated Assets  market value.   The  Company's plan
assets represent approximately 69.3% and 51.8% of the Master Trust Allocated Assets at December 31, 1994 and 1993, respectively.

   Included in the Master Trust Allocated Assets at December 31, 1994 and 1993 were 647,852 shares (with a cost of $5,100,000 and a market value of $17,500,000 and $15,600,000, respectively) of the Company's Class A Common Stock.

   As of December 31, 1994 and 1993, the Master Trust holds 348,012 shares (with a cost of $7,700,000 and a market value of $9,400,000 and $8,400,000, respectively)  of the  Company's  Class A  Common  Stock that  is  specifically
identified  to the  retirement  plans of  FI.     Any  change in  market  value
associated with these shares is allocated entirely to the FI plans and does not effect the Master Trust Allocated Assets.

Depreciation Expense

   Depreciation expense, including amortization of capital leases, approximated $107,600,000, $84,300,000 and $67,800,000 in 1994, 1993 and 1992, respectively.

Advertising Expense

   Advertising,  which  is  expensed   as  incurred,  approximated  $70,800,000,
$52,800,000 and $62,500,000 in 1994, 1993 and 1992, respectively.

Income Taxes

   Income taxes are included in the Consolidated Statement of Earnings as follows (in thousands of dollars):

                                                                       Year Ended December 31,
                                                            1994                1993                  1992
     Income tax expense on earnings
         before extraordinary items and cumulative
         effect of change in accounting principle      $     73,200         $    154,300         $    131,400
     Extraordinary items  . . . . . . . . . . . .                --               (4,700)              (5,100)
     Cumulative effect of change in
         accounting for income taxes  . . . . . .                --               (3,400)                  --
         Total income tax expense . . . . . . . .      $     73,200         $    146,200         $    126,300

     Included in earnings before extraordinary items and cumulative effect of change in accounting principle are foreign losses of $15,500,000 in 1994 and foreign earnings of $17,000,000 and $34,600,000 in 1993 and 1992, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes - (Continued)
     The components of income tax expense (benefit) related to earnings before extraordinary items and cumulative effect of change in accounting principle were as follows (in thousands of dollars):

                                                                               Year Ended December 31,
                                                                           1994          1993          1992
    Current:
         Federal  . . . . . . . . . . . . . . . . . . . . . . . . .    $    73,600    $  111,100    $  124,100
         State  . . . . . . . . . . . . . . . . . . . . . . . . . .          6,100        10,100         9,700
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . .          1,100         2,900         6,800
             Total current  . . . . . . . . . . . . . . . . . . . .         80,800       124,100       140,600
    Deferred:
         Federal  . . . . . . . . . . . . . . . . . . . . . . . . .         (7,400)       28,500        (9,000)
         State  . . . . . . . . . . . . . . . . . . . . . . . . . .           (200)        1,800          (400)
         Foreign  . . . . . . . . . . . . . . . . . . . . . . . . .             --          (100)          200
             Total deferred . . . . . . . . . . . . . . . . . . . .         (7,600)       30,200        (9,200)
                  Total . . . . . . . . . . . . . . . . . . . . . .    $    73,200    $  154,300    $  131,400

       Deferred income taxes related to earnings before extraordinary items and cumulative effect of change in accounting principle were as follows (in thousands of dollars):

                                                                             Year Ended December 31,
                                                                          1994              1993           1992
    Depreciation and amortization   . . . . . . . . . . . . . . .      $   17,000      $     10,300     $   5,700
    Inventory valuation   . . . . . . . . . . . . . . . . . . . .          (7,000)            3,600        (2,000)
    Intangible valuation  . . . . . . . . . . . . . . . . . . . .          (6,100)               --            --
    Payments on certain obligations of former subsidiaries  . . .              --            13,500         9,900
    Interest on income taxes receivable, net of tax refund  . . .              --                --       (16,900)
    Interest on prior years' taxes    . . . . . . . . . . . . . .              --                --         3,600
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . .         (11,500)            2,800        (9,500)
        Deferred income tax expense (benefit)   . . . . . . . . .      $   (7,600)     $     30,200     $  (9,200)

      The income tax rate on earnings before extraordinary items and cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                                             Year Ended December 31,
                                                                          1994         1993         1992
       Federal statutory rate . . . . . . . . . . . . . . . . . .           35.0%          35.0%       34.0%
       Goodwill amortization  . . . . . . . . . . . . . . . . . .            7.9            2.5         2.7
       State income taxes, net of Federal tax benefit . . . . . .            2.9            2.1         1.9
       Interest on prior years' taxes . . . . . . . . . . . . . .            5.2            2.1         1.9
       Foreign operating losses . . . . . . . . . . . . . . . . .            4.1             --          --
       Other-net  . . . . . . . . . . . . . . . . . . . . . . . .            (.3)            .3          .6
           Effective rate . . . . . . . . . . . . . . . . . . . .           54.8%          42.0%       41.1%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes - (Continued)

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                                                       December 31,
                                                                                    1994           1993
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .     $    120,600  $      92,100
  Items includible in future tax years  . . . . . . . . . . . . . . . . . .           39,700         21,000
       Gross deferred tax liabilities . . . . . . . . . . . . . . . . . . .          160,300        113,100
  Inventory valuation reserves  . . . . . . . . . . . . . . . . . . . . . .          (27,900)        (4,800)
  Accrued employee benefit expenses   . . . . . . . . . . . . . . . . . . .          (23,200)       (18,300)
  Acquired tax benefits and basis differences   . . . . . . . . . . . . . .          (14,800)       (14,400)
  Allowance for possible losses on receivables  . . . . . . . . . . . . . .           (6,200)        (5,800)
  Items deductible in future tax years  . . . . . . . . . . . . . . . . . .          (44,800)       (18,800)
       Gross deferred tax assets  . . . . . . . . . . . . . . . . . . . . .         (116,900)       (62,100)
       Net deferred tax liability . . . . . . . . . . . . . . . . . . . . .     $     43,400  $      51,000


     Effective January 1, 1993, the Company recorded the cumulative effect of a change in accounting principle related to the initial adoption of Statement No. 109 resulting in a $3,400,000 ($.04 per share) benefit.

     In 1993, the Company paid the IRS approximately $28,300,000 in settlement of Federal income tax assessments for the tax periods ended December 31, 1984 and July 31, 1985 (the final predecessor tax periods). This amount included approximately $14,800,000 of accrued interest. The Company had previously established reserves for these matters and these payments did not have an impact on the 1993 tax provision.

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

     In an unrelated matter, the IRS declined to seek United States Supreme Court review of a decision by the United States Court of Appeals for the Third Circuit which reversed a lower court ruling and directed the lower court to order a refund to the Company of approximately $10,500,000 in Federal income taxes collected from a predecessor of the Company, plus approximately $49,400,000 in interest thereon applicable to the tax years 1964-1968. The Company received the full refund of approximately $60,000,000 in March 1992. However, in September 1992 the IRS issued a statutory notice of deficiency in

       54           FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes - (Concluded)

the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment, presently a period of about 27 years. In October 1994, the United States Tax Court ruled in favor of the Company in the above case. In January 1995 the IRS filed an appeal with the United States Court of Appeals for the Seventh Circuit. The Company believes, based on information currently available, that the IRS position is without merit and that the Company will prevail in this appeal.

     Cash  payments  for  income   taxes  were  $49,000,000,  $137,500,000  and
$131,600,000 in 1994, 1993 and 1992, respectively.

Other Expense-Net

     Included in other expense-net in 1994 is $16,000,000 of service fee income from Gitano's operations which represent Gitano's transition to a marketing service organization from a traditional wholesaler base. These revenues are not expected to recur after 1994 as Gitano reverts to a traditional apparel wholesaler. This service fee revenue was partially offset by $12,500,000 of charges to provide for certain obligations of and legal expenses pertaining to litigation related to retained liabilities of former subsidiaries. In addition, included in other expense-net in 1994, 1993 and 1992 was deferred debt fee amortization and bank fees of approximately $8,100,000, $7,900,000 and $10,100,000, respectively.

Earnings Per Share

     Primary earnings per share are based on the weighted average number of common shares and equivalents outstanding during the year.

Related Party Transactions

     Under the terms of a management agreement between FII and the Company, FII provides the Company, to the extent that the Company may request, (i) general management services which include, but are not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of a business or entity;
(iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its approximately 60 employees provide services to companies owned or controlled by Mr. Farley, including the Company. Certain of the executive officers of the Company are employed by, and receive their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, do not devote full time to any single company, including the Company.

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

     Effective January 1994, the Company entered into a new management agreement (the "Management Agreement") with FII pursuant to which FII agreed to render substantially similar services to the Company as under the prior management agreements. Under the terms of a management agreement, the Company pays a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,800,000 in 1994, approximately $9,900,000 in 1993 and approximately $7,000,000 in 1992. At December 31, 1994 approximately $600,000 was owed for management services related to 1994, which amount was paid in February 1995. The Company also paid a financing fee of approximately $2,500,000 to FII in 1994 for financing services related to 1993, which costs were capitalized as deferred financing costs in 1994. The Company paid a financing fee to FII during 1992 of approximately $2,300,000, which costs were capitalized as deferred financing costs in 1992. It is anticipated that the Company will enter into a management agreement for 1995 under substantially the same terms and conditions as the Management Agreement.

     Concurrently with entering into the management agreement with FII in 1992, the Company's Board of Directors determined to employ Mr. Farley directly as Chairman and Chief Executive Officer of the Company. Mr. Farley did not receive compensation in 1994, 1993 or 1992 from FII for his services as Chairman and Chief Executive Officer of the Company.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to
$12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee the Company received an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "Contingent Liabilities".

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. The Company recognized no earnings in 1992 related to its investment in the securities of the affiliate because of the inability of the affiliate to make payments under the terms of the securities. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. See "Contingent Liabilities."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                               SUPPLEMENTARY DATA

Quarterly Financial Summary (Unaudited)
(In millions of dollars, except per share amounts)

                                                                          Quarter                               Total
                                                   First            Second        Third           Fourth        Year
1994
Net sales . . . . . . . . . . . . . . . . .       $  438.2          $ 635.2      $ 640.4          $ 584.0      $2,297.8
Gross earnings  . . . . . . . . . . . . . .          145.8            190.8        201.5            108.4         646.5
Operating earnings (loss) . . . . . . . . .           66.7             91.5         98.4            (21.6)<F1>    235.0
Net earnings (loss) . . . . . . . . . . . .           25.1             38.7         40.2            (43.7)         60.3

Net earnings (loss) per common share  . . .            .33              .51          .53             (.58)          .79


                                                                          Quarter                               Total
                                                   First            Second        Third           Fourth        Year
1993
Net sales . . . . . . . . . . . . . . . . .       $  428.9          $ 523.0      $ 484.2          $ 448.3      $1,884.4
Gross earnings  . . . . . . . . . . . . . .          157.7            192.8        175.1            121.8         647.4
Operating earnings  . . . . . . . . . . . .           94.3            121.7        108.4             57.1         381.5
Earnings before extraordinary items
    and cumulative effect of change in
    accounting principle  . . . . . . . . .           44.1             58.4         48.6             61.7         212.8
Net earnings  . . . . . . . . . . . . . . .           47.5<F2>         58.4         40.0<F3>         61.6<F4>     207.5

Earnings per common share before
    extraordinary items and
    cumulative effect of change
    in accounting principle   . . . . . . .            .58<F2>          .77          .64<F3>          .81<F4>      2.80



<F1>     Includes pretax charges of approximately $40 to write inventories down to net realizable value and a pretax charge of $18 related to the write-off Artex intangibles.
<F2>     In  the  first  quarter  of 1993, the Company  recorded the cumulative effect of a change in accounting principle related to the adoption of Statement No. 109 resulting in a $3.4 ($.04 per share) benefit.
<F3>     In  connection  with the refinancing of the Credit  Agreements and the redemption of the 12-3/8% Notes in the third quarter of 1993, the Company recorded an extraordinary charge of approximately $8.6 ($.11 per share) which consists principally of the non-cash write-off of the related unamortized debt expense on the Credit Agreements and the 12-3/8% Notes and the premiums paid in connection with the early redemption of the 12-3/8% Notes, both net of income tax benefits.
<F4>     In the fourth quarter of 1993, the  Company recorded a pretax  gain of approximately $67.3 ($.55 per share) related to its investment in Acme Boot.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1994 were as follows:

       Name               Age                 Position
  William Farley           52      Chairman of the Board
                                     and Chief Executive Officer
  John B. Holland          62      President and Chief Operating
                                     Officer
  Richard C. Lappin        50      Vice-Chairman of the Board
  Richard M. Cion          51      Senior Executive Vice
                                     President-Corporate Development
  Larry K. Switzer         51      Executive Vice President and
                                   Chief Financial Officer
  Michael F.               40      Vice President and Controller
  Bogacki
  Burgess D. Ridge         50      Vice President-Administration
  Earl C. Shanks           38      Vice President and Treasurer

     Officers serve at the discretion of the Board of Directors. Messrs. Lappin, Cion, Switzer, Bogacki, Ridge and Shanks are employed by FII which provides management services to companies owned or managed by Mr. Farley. They devote their time to those companies as needed and, accordingly, do not devote full time to any single company, including the Company. Certain of the executive officers, as noted below, are also executive officers of FI and were executive officers of VBQ, Inc. ("VBQ"), formerly a defense contractor and an affiliate of FI. Certain of the executive officers, as noted below, were also executive officers of Valley Fashions Corp. (formerly West Point Acquisition Corp. and currently West Point Stevens, Inc.). During 1992, FI and Valley Fashions Corp. emerged from bankruptcy proceedings and VBQ became the subject of a Chapter 7 liquidation.

     William Farley. Mr. Farley has been Chairman of the Board and Chief Executive Officer of the Company since May 1985. Mr. Farley has also been Chairman and a director of Acme Boot for more than the past five years. During the past five years, Mr. Farley has also been Chairman and Chief Executive Officer of FII. He has held substantially similar positions with FI since 1982, VBQ from 1984 until January 1992, West Point-Pepperell, Inc. ("West Point") from April 1989 until October 1992 and Valley Fashions Corp. from March 1989 until October 1992.

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

     Richard C. Lappin. Mr. Lappin has been a director of the Company since December 1990 and Vice Chairman of the Company since October 1991. Mr. Lappin has been Vice Chairman and Chief Executive Officer of Acme Boot since February 1991 and a director of Acme Boot since December 1993. Mr. Lappin has been President and Chief Operating Officer of FII since February 1991. From October 1989 to February 1991, Mr. Lappin served in various capacities with FI, including President and Chief Executive Officer of the Doehler Jarvis and Southern Fastening Systems divisions of FI.

     Richard M. Cion. Mr. Cion has been Senior Executive Vice President of the Company since June 1990, of FII and Acme Boot since February 1990 and of West Point from February 1990 until October 1992. Mr. Cion was also a director of West Point from April 1989 until October 1992. Mr. Cion served as a director of Valley Fashions Corp. from April 1989 until June 1992. Mr. Cion was also Senior Executive Vice President of Valley Fashions Corp. from March 1992 until October 1992. From April 1988 to February 1990, Mr. Cion was a Managing Director with Drexel Burnham Lambert Incorporated, an investment banking firm.

     Larry K. Switzer. Mr. Switzer has been Senior Executive Vice President and Chief Financial Officer of the Company, FII and FI since May 1994. From September 1992 to March 1993 Mr. Switzer was Executive Vice President and Chief Financial Officer of Alco Standard Corporation, a manufacturer and marketer of office equipment and supplies. Mr. Switzer was Senior Vice President and Chief Financial Officer of S.C. Johnson & Son, Inc., a manufacturer and marketer of household cleaning and pest control products, from before 1990 to August 1992.

     Michael  F. Bogacki.   Mr. Bogacki  has been  Corporate Controller  of the
Company, FII and FI since October 1988. Mr. Bogacki was appointed Vice President of FII in November 1989, of the Company in May 1990 and of FI in June 1990 and of Acme Boot in February 1991. In June 1991, Mr. Bogacki was appointed Assistant Secretary of the Company. Mr. Bogacki was Corporate Controller of Valley Fashions Corp. from March 1989 until November 1992. Mr. Bogacki was also Vice President of Valley Fashions Corp. from June 1991 until November 1992.

     Burgess D. Ridge. Mr. Ridge was Assistant Treasurer of the Company, FII and FI from before 1990 until October 1991. Mr. Ridge was appointed Vice President Administration of FII and FI in August 1991 and of the Company in October 1991.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (Concluded)

     Earl C. Shanks. Mr. Shanks served as Vice President-Taxes and Assistant Secretary of the Company, FII and FI from before 1990 until June 1991. In June 1991, Mr. Shanks became Treasurer of the Company, FII, Acme Boot and FI. Mr. Shanks was Vice President and Assistant Secretary of West Point from April 1989 until November 1992. Mr. Shanks served as Vice President-Taxes and Assistant Secretary of Valley Fashions Corp. from March 1989 until June 1991. Mr. Shanks was Vice President and Treasurer of Valley Fashions Corp. from June 1991 until November 1992. During the past five years Mr. Shanks has been Vice President of Acme Boot. Mr. Shanks was Vice President-Taxes of VBQ from before 1990 to January 1992.

     Information relating to the directors of the Company is set forth in the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on May 16, 1995 (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the terms of a management agreement between FII and the Company, FII provides the Company, to the extent that the Company may request, (i) general management services which include, but are not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of any business or entity; (iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its approximately 60 employees provide services to companies owned or controlled by Mr. Farley, including the Company. Certain of the executive officers of the Company are employed by, and receive their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, do not devote full time to any single company, including the Company.

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

     Effective January 1994, the Company entered into the Management Agreement with FII pursuant to which FII agreed to render substantially similar services to the Company as under the prior management agreements. Under the terms of a management agreement, the Company pays a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,800,000 in 1994, approximately $9,900,000 in 1993 and approximately $7,000,000 in 1992. At December 31, 1994 approximately $600,000 was owed for management services related to 1994, which amount was paid in 1995. The Company also paid a financing fee of approximately $2,500,000 to FII in 1994 for financing services related to 1993, which costs were capitalized as deferred financing costs in 1994. The Company paid a financing fee to FII during 1992 of approximately $2,300,000, which costs were capitalized as deferred financing costs in 1992. It is anticipated that the Company will enter into a management agreement for 1995 under substantially the same terms and conditions as the Management Agreement.

     Concurrently with entering into the new management agreement with FII in 1992, the Company's Board of Directors determined to employ Mr. Farley directly as Chairman and Chief Executive Officer of the Company. Mr. Farley did not receive compensation in 1994, 1993 or 1992 from FII for his services as Chairman and Chief Executive Officer of the Company.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee, the Company received an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley.

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. The Company recognized no income in 1992 related to its investment in the securities of the affiliate because of the inability of the affiliate to make payments under the terms of the securities. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately

$67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. See "Contingent Liabilities."

     Information relating to certain relationships and related transactions is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

          1.  Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 24 are filed as part of this Annual Report.

          2.  Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 24 are filed as part of this Report.

          3.  Exhibits

     The exhibits listed in the Index to Exhibits on pages 66 and 67 are filed part of this Annual Report.

(b) Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter of 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 28, 1995.

                                 FRUIT OF THE LOOM, INC.

                               BY:   LARRY K. SWITZER
                                    (Larry K. Switzer
                              Executive Vice President and
                                 Chief Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 1995.
                      Name                          Capacity

                 WILLIAM FARLEY            Chairman  of the  Board  and
                (William Farley)             Chief Executive Officer (Principal
                                             Executive Officer) and Director

                LARRY K. SWITZER           Executive Vice President
               (Larry K. Switzer)            and Chief Financial Officer
                                             (Principal Financial Officer)

               MICHAEL F. BOGACKI          Vice President and
              (Michael F. Bogacki)           Controller (Principal
                                             Accounting Officer)

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

                HENRY A. JOHNSON           Director
               (Henry A. Johnson)

               RICHARD C. LAPPIN           Director
              (Richard C. Lappin)

                 A. LORNE WEIL             Director
                (A. Lorne Weil)

              SIR BRIAN G. WOLFSON         Director
             (Sir Brian G. Wolfson)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                           (In thousands of dollars)







                                              Balance at                    Additions                                    Balance
                                               Beginning         Charged to            Charged to                        at End
Description:                                   of Period     Costs and Expense    Other Accounts<F1>     Deductions<F2> of Period


Year Ended December 31, 1994:
Reserves deducted from assets
    to which they apply:

Accounts receivable allowances:
    Doubtful accounts   . . . . . . . .        $  12,500          $   6,000              $  1,100          $   7,600    $  12,000
    Sales discounts, returns, and
         allowances . . . . . . . . . .            3,600             20,300                   600             15,800        8,700
                                               $  16,100          $  26,300              $  1,700          $  23,400    $  20,700


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

<F1>     Recoveries of bad debts and, in 1994 and 1993, the effect of the Acquisitions.
<F2>     Bad debts written off and allowances and discounts taken by customers.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS
                           (Item 14(a)(3) and 14(c))


                                  Description
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
           several banks and other financial institutions from time to time parties thereto (the "Lenders"), Bankers Trust Company, a New York banking corporation, as administrative agent for the Lenders thereunder, Chemical Bank, NationsBank of North Carolina N.A., The Bank of New York and the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3")).
4(b)*   -  Subsidiary Guarantee Agreements dated as of August 16, 1993 by  each of the guarantors signatory thereto in favor of the beneficiaries referred to therein (incorporated herein by reference to Exhibit 4.4 to the 1993 S-3).
10(a)*  -  Fruit of  the  Loom 1989  Stock  Grant Plan  dated January  1,  1989
           (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).
10(b)*  -  Fruit of  the Loom  1987 Stock Option Plan  (incorporated herein  by reference to Exhibit 10(b) to the S-2).
10(c)*  -  Fruit of the Loom, Inc. Stock Option Agreement for Richard C. Lappin
           (incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).
10(d)*  -  Fruit of  the Loom 1992  Executive Stock  Option Plan  (incorporated herein by reference to the Company's Registration Statement on Form S-8, Reg. No. 33-57472).
10(e)*  -  Fruit of  the Loom, Inc. Directors'  Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Reg. No. 33-50499).
10(f)*  -  Fruit  of  the  Loom,  Inc.  Executive  Incentive Compensation  Plan
           (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its annual meeting on May 17, 1994).
10(g)*  -  Guarantee of Payment dated as of June 27, 1994 by Fruit of the Loom,
           Inc. and NationsBank of Florida N.A. (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994(the "10-Q")).


See footnotes on following page.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                        INDEX TO EXHIBITS - (Concluded)
                           (Item 14(a)(3) and 14(c))


                                  Description
10(h)*  -  Stock Pledge  Agreement dated as of June 27, 1994 between William F.
           Farley and Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the 10-Q).
10(i)*  -  Management Agreement between Farley Industries, Inc. and the Company dated as  of January  1, 1994 (incorporated herein  by reference  to
           Exhibit 10(c) to the 10-Q).
10(j)   -  Employment  Agreement between Fruit  of the  Loom, Inc.  and William
           Farley.
10(k)   -  Employment Agreement  between Fruit  of the Loom, Inc.  and John  B.
           Holland.
10(l)   -  Employment Agreement  between Farley Industries,  Inc., Fruit of the
           Loom, Inc. and Richard C. Lappin.
10(m)   -  Employment Agreement  between Farley Industries,  Inc., Fruit of the
           Loom, Inc. and Richard M. Cion.
10(n)   -  Employment Agreement  between Farley Industries,  Inc., Fruit of the
           Loom, Inc. and Earl C. Shanks.
10(o)   -  Employment Agreement  between Farley Industries,  Inc., Fruit of the
           Loom, Inc. and Larry K. Switzer.
11      -  Computation of Earnings Per Common Share.
22      -  Subsidiaries of the Company.
24      -  Consent of Ernst & Young LLP.
27      -  Financial Data Schedule.

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