Form 10-Q
period 1995-03-31
FRUIT OF THE LOOM INC /DE/
filed 1995-05-15
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

                               Yes __X__  No _____

Common shares outstanding at April 30, 1995: 69,170,456 shares of Class A Common Stock, $.01 par value and 6,690,976 shares of Class B Common Stock, $.01 par value.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page No.


        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheet; March 31,
                      1995 (Unaudited) and December 31, 1994                3

                  Condensed Consolidated Statement of Earnings
                      (Unaudited); Three Months Ended March 31,
                      1995 and 1994                                         4

                  Condensed Consolidated Statement of Cash Flows
                      (Unaudited); Three Months Ended March 31,
                      1995 and 1994                                         5

                  Notes to Condensed Consolidated Financial
                      Statements (Unaudited)                                6

        Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                            8


PART II.          OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K                         11

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     1995              1994
                                                                                  (Unaudited)
    ASSETS
    Current Assets
        Cash and cash equivalents (including restricted cash)                    $     27,400     $     49,400
        Notes and accounts receivable (less allowance for
            possible losses of $22,700 and $20,700, respectively)                     328,500          295,600
        Inventories
            Finished goods                                                            610,800          496,200
            Work in process                                                           171,900          141,500
            Materials and supplies                                                     44,800           39,100
        Other                                                                          47,300           54,800

                 Total current assets                                               1,230,700        1,076,600

    Property, Plant and Equipment                                                   1,575,500        1,531,400
        Less accumulated depreciation                                                 502,800          473,200

                 Net property, plant and equipment                                  1,072,700        1,058,200

    Other Assets
        Goodwill (less accumulated amortization
            of $251,800 and $242,400, respectively)                                   956,500          965,800
        Other                                                                          67,600           62,900

                 Total other assets                                                 1,024,100        1,028,700

                                                                                 $  3,327,500     $  3,163,500

    LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                                     $     23,600     $     23,100
        Trade accounts payable                                                         98,300          113,300
        Other accounts payable and accrued expenses                                   213,000          195,400

                 Total current liabilities                                            334,900          331,800

    Noncurrent Liabilities
        Long-term debt                                                              1,578,400        1,440,200
        Deferred income taxes                                                          47,900           43,400
        Other noncurrent liabilities                                                  221,000          222,300

                 Total noncurrent liabilities                                       1,847,300        1,705,900

    Common Stockholders' Equity                                                     1,145,300        1,125,800
                                                                                 $  3,327,500     $  3,163,500


                                                 See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                      (In thousands, except per share data)





                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     1995              1994
    Net sales                                                                    $    528,200     $    438,200
    Cost of sales                                                                     366,200          292,400

        Gross earnings                                                                162,000          145,800

    Selling, general and administrative expenses                                       92,900           71,400
    Goodwill amortization                                                               9,400            7,700

        Operating earnings                                                             59,700           66,700

    Interest expense                                                                  (28,400)         (21,100)
    Other expense - net                                                                (1,800)          (2,200)

        Earnings before income tax expense                                             29,500           43,400

    Income tax expense                                                                 13,000           18,300

        Net earnings                                                             $     16,500     $     25,100

    Earnings per common share                                                    $        .22     $        .33

        Average common shares outstanding                                              76,000           76,000

                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (In thousands of dollars)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1995              1994

    Cash Flows from Operating Activities

        Net earnings                                                              $    16,500        $   25,100
        Adjustments to reconcile to net cash
            used for operating activities:
            Depreciation and amortization                                              40,300            34,100
            Deferred income taxes                                                       4,500               600
            Increase in working capital                                              (173,200)         (105,500)
            Other-net                                                                     300              (500)

                 Net cash used for operating activities                              (111,600)          (46,200)

    Cash Flows from Investing Activities

        Capital expenditures                                                          (33,200)          (39,700)
        Acquisition of Gitano                                                              --          (100,000)
        Acquisition of Artex                                                               --           (44,500)
        Other-net                                                                      (5,000)          (21,200)

                 Net cash used for investing activities                               (38,200)         (205,400)


    Cash Flows from Financing Activities

        Net proceeds from issuance of long-term debt                                  130,600           202,900
        Principal payments on long-term debt
            and capital leases                                                         (2,900)           (6,900)
        Other                                                                             100                --

                 Net cash provided by financing activities                            127,800           196,000

        Net decrease in Cash and cash
            equivalents (including restricted cash)                                   (22,000)          (55,600)
        Cash and cash equivalents (including restricted
            cash) at beginning of period                                               49,400            74,200

        Cash and cash equivalents (including restricted
            cash) at end of period                                                $    27,400        $   18,600








                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. No dividends were declared on the Company's common stock for the three month periods ended March 31, 1995 and 1994.


2. In December 1993 in connection with a transaction with Acme Boot Company, Inc. ("Acme Boot") through which the Company received approximately $72,900,000 in cash proceeds for its investment in Acme Boot, the Company guaranteed, on an unsecured basis, the repayment of debt incurred or created under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). The Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit subject to a borrowing base and is secured by first liens on substantially all assets of Acme Boot and its subsidiaries.

     In April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $40,000,000 in borrowings and initially expires in January 1996, with an extension to January 1997 at the option of Acme Boot. Proceeds from the New Acme Credit Agreement will be used to repurchase certain subordinated debt, preferred stock and common
     stock of Acme Boot.   In April 1995 Acme Boot used approximately
     $25,600,000 under this facility to repurchase certain of its debt, preferred stock and common stock. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets (which are approximately $77,000,000 at March 31, 1995) of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock").

     The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing in the aggregate 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12-1/2% Series B Preferred Stock (the "Acme 12-1/2% Preferred Stock") is outstanding. The Acme 12-1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12-1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot.


3. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements - (Concluded)
                                   (Unaudited)



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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended March 31, 1995 and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          1995                  1994

         Net sales                                                     $    528.2           $    438.2

         Gross earnings                                                $    162.0           $    145.8
         Gross margin                                                        30.7%                33.3%

         Operating earnings                                            $     59.7           $     66.7
         Operating margin                                                    11.3%                15.2%


Net Sales

Net sales increased 20.5% in the first quarter of 1995 compared to the same period of 1994. The increase in net sales in the first quarter was primarily due to the inclusion of the results of the Company's jeans and sportswear subsidiary, Gitano Fashions Limited ("Gitano"), the assets of which were acquired in late March 1994 and Pro Player Inc. ("Pro Player"), which was acquired in August 1994. In addition, volume increases in underwear and international operations reflecting improved demand and price increases in all of the Company's businesses contributed to the sales increase.

Gross Earnings

Gross earnings increased 11.1% in the first three months of 1995 compared to the same period of 1994. The gross margin was 30.7% in the first three months of 1995 compared to 33.3% in the same period of 1994. The increase in gross earnings is primarily due to the effect of the sales volume increase. The gross margin has been negatively impacted by higher raw material costs and other general cost increases. Higher sales of closeouts and discontinued products in the Company's casualwear and licensed sports apparel businesses as a result of the Company's product line reduction implemented in the fourth quarter also had a negative impact on gross margin. In addition, lower margin Gitano products and an unfavorable product mix in international operations contributed to the gross margin decline. These decreases were partially offset by price increases.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operating Earnings

Operating earnings decreased 10.5% compared to the first quarter of 1994 while the operating margin decreased 3.9 percentage points to 11.3% of net sales for the quarter ended March 31, 1995. The decrease in operating earnings resulted from higher selling, general and administrative expenses in 1995 which more than offset the increase in gross earnings. Higher selling, general and administrative costs arose from the inclusion of the Gitano and Pro Player operations acquired in 1994 and which businesses include a higher proportion of selling expenses. In addition, higher selling, general and administrative expenses resulted from the Company's continuing effort to improve customer service by making investments in added distribution capabilities, computer systems and other infrastructure required to service customers more effectively. The increase in selling, general and administrative expenses also includes non-recurring charges related to the curtailment of selling and marketing activities in Mexico. Selling, general and administrative expenses increased to 17.6% of net sales in the first quarter of 1995 compared to 16.3%of net sales in the same period of 1994.

Interest Expense

Interest expense for the first quarter of 1995 increased 34.6% from the same period of 1994. The increase was primarily attributable to the effect of higher debt levels in 1995. Higher debt levels in 1995 were due principally to the acquisitions of Gitano and Pro Player in 1994 and higher working capital levels in 1995.

Income Taxes

The effective income tax rate for the first quarter of 1995 and 1994 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

Earnings Per Share

Earnings per share were $.22 for the first quarter of 1995 compared to $.33 for the prior year period, a 33.3% decrease.

Effects of Inflation

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $856,400,000 of revolving lines of credit. As of May 12, 1995 approximately $52,400,000 was available and unused under these facilities.

Net cash used for operating activities in the three months ended March 31, 1995 and 1994 was $111,600,000 and $46,200,000, respectively. The primary components of cash used for operating activities in the first three months of 1995 and 1994 were increases in working capital of $173,200,000 and $105,500,000, respectively. The working capital increases in the first quarter of 1995 and 1994 were driven by higher inventories ($150,700,000 and $90,800,000, respectively) and higher accounts receivable ($32,800,000 and $53,000,000, respectively). The increases in inventory and accounts receivable in the first three months of 1995 and 1994 reflect the seasonality of the Company's business as it enters its peak selling season and the Company's ongoing efforts to improve customer service. The increase in inventory in 1995 was also the result of higher raw material costs and an increase in heavier weight apparel carried in inventory to meet increased consumer demand.

Net cash used for investing activities in the three months ended March 31, 1995 and 1994 was $38,200,000 and $205,400,000, respectively. Capital expenditures were $33,200,000 and $39,700,000 in the first three months of 1995 and 1994, respectively. In the first three months of 1994 the Company spent approximately $144,500,000 on the acquisitions of Artex Manufacturing Co., Inc. and Gitano, the funds for which were provided by borrowings under the Company's bank facilities. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $125,000,000 to $140,000,000 in 1995.

Net cash provided by financing activities in the three months ended March 31, 1995 and 1994 was $127,800,000 and $196,000,000, respectively, and consisted principally of borrowings under the Company's bank facilities.

In September 1994 the Company entered into a six year operating lease agreement, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of March 31, 1995 was approximately $92,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

Management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs.

The Company's debt instruments contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

4(a)* $800,000,000 Credit Agreement dated as of August 16, 1993, among the several banks and other financial institutions from time to time parties thereto (the "Lenders"), Bankers Trust Company, a New York banking corporation, as administrative agent for the Lenders thereunder, Chemical Bank, NationsBank, N.A. (Carolinas), The Bank of New York and the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3").

4(b)* Subsidiary Guarantee Agreement dated as of August 16, 1993 by each of the guarantors signatory thereto in favor of the beneficiaries referred to therein (incorporated herein by reference to Exhibit 4.4 to the 1993 S-3).


27        Financial Data Schedules




- -------------

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

b.  Reports on Form 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FRUIT OF THE LOOM, INC.
                          -----------------------------
                                  (Registrant)





Date: May 15, 1995              LARRY K. SWITZER
                         -------------------------------
                                Larry K. Switzer
                            Executive Vice President
                           and Chief Financial Officer
                          (Principal Financial Officer
                          and duly authorized to sign
                            on behalf of Registrant)