Form 10-Q
period 1995-06-30
FRUIT OF THE LOOM INC /DE/
filed 1995-08-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                              Yes __X__    No _____

Common shares outstanding at July 31, 1995: 69,190,956 shares of Class A Common Stock, $.01 par value and 6,690,976 shares of Class B Common Stock, $.01 par value.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX


PART I.       FINANCIAL INFORMATION                                                                                        PAGE NO.

              Item 1.         Financial Statements

                              Condensed Consolidated Balance Sheet; June 30,
                                      1995 (Unaudited) and December 31, 1994                                                   2

                              Condensed Consolidated Statement of Earnings (Unaudited); Three and Six Months Ended June
                                      30, 1995 and 1994                                                                        3

                              Condensed Consolidated Statement of Cash Flows (Unaudited); Six Months Ended June 30, 1995
                                      and 1994                                                                                 4

                              Notes to Condensed Consolidated Financial Statements (Unaudited)                                 5

              Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations            7


PART II.      OTHER INFORMATION

              Item 4.         Submission of Matters to a Vote of Security Holders                                              11

              Item 6.         Exhibits and Reports on Form 8-K                                                                 12


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands of dollars)

                                                                                      JUNE 30,                DECEMBER 31,
                                                                                        1995                      1994
                                                                                   ---------------          ----------------
                                                                                   (UNAUDITED)
ASSETS
------
Current Assets
    Cash and cash equivalents (including
         restricted cash) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       19,800          $        49,400
    Notes and accounts receivable
         (less allowance for possible losses
         of $25,500 and $20,700, respectively)  . . . . . . . . . . . . . . . .           454,500                  295,600
    Inventories
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .           620,200                  496,200
         Work in process  . . . . . . . . . . . . . . . . . . . . . . . . . . .           163,200                  141,500
         Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . .            47,700                   39,100
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            48,300                   54,800
                                                                                   --------------          ---------------

             Total current assets . . . . . . . . . . . . . . . . . . . . . . .         1,353,700                1,076,600
                                                                                   --------------          ---------------

Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . .         1,601,900                1,531,400
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .           531,200                  473,200
                                                                                   --------------          ---------------

             Net property, plant and equipment  . . . . . . . . . . . . . . . .         1,070,700                1,058,200
                                                                                   --------------          ---------------

Other Assets
    Goodwill (less accumulated amortization
         of $261,200 and $242,400, respectively)  . . . . . . . . . . . . . . .           947,100                  965,800
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            68,500                   62,900
                                                                                   --------------          ---------------

             Total other assets . . . . . . . . . . . . . . . . . . . . . . . .         1,015,600                1,028,700
                                                                                   --------------          ---------------

                                                                                   $    3,440,000          $     3,163,500
                                                                                   ==============          ===============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities
    Current maturities of long-term debt    . . . . . . . . . . . . . . . . . .    $       17,900          $        23,100
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            68,100                  113,300
    Other accounts payable and accrued expenses   . . . . . . . . . . . . . . .           248,700                  195,400
                                                                                   --------------          ---------------

             Total current liabilities  . . . . . . . . . . . . . . . . . . . .           334,700                  331,800
                                                                                   --------------          ---------------

Noncurrent Liabilities
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,640,600                1,440,200
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .            52,700                   43,400
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .           222,500                  222,300
                                                                                   --------------          ---------------

             Total noncurrent liabilities . . . . . . . . . . . . . . . . . . .         1,915,800                1,705,900
                                                                                   --------------          ---------------

Common Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . . .         1,189,500                1,125,800
                                                                                   --------------          ---------------
                                                                                   $    3,440,000          $     3,163,500
                                                                                   ==============          ===============





                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     (In thousands, except per share data)



                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                         -------------------------------      -------------------------------
                                                             1995              1994               1995               1994
                                                         -------------     -------------      ------------       -------------

Net sales     . . . . . . . . . . . . . . . . . . .      $     724,800     $     635,200      $  1,253,000       $   1,073,400
Cost of sales . . . . . . . . . . . . . . . . . . .            513,800           444,400           880,000             736,800
                                                         -------------     -------------      ------------       -------------

    Gross earnings  . . . . . . . . . . . . . . . .            211,000           190,800           373,000             336,600

Selling, general and
  administrative expenses . . . . . . . . . . . . .             99,000            90,300           191,900             161,700
Goodwill amortization . . . . . . . . . . . . . . .              9,400             9,000            18,800              16,700
                                                         -------------     -------------      ------------       -------------

    Operating earnings  . . . . . . . . . . . . . .            102,600            91,500           162,300             158,200

Interest expense  . . . . . . . . . . . . . . . . .            (30,700)          (23,800)          (59,100)            (44,900)
Other income - net  . . . . . . . . . . . . . . . .              2,200             4,500               400               2,300
                                                         -------------     -------------      ------------       -------------

    Earnings before income tax expense  . . . . . .             74,100            72,200           103,600             115,600

Income tax expense  . . . . . . . . . . . . . . . .             34,400            33,500            47,400              51,800
                                                         -------------     -------------      ------------       -------------

    Net earnings  . . . . . . . . . . . . . . . . .      $      39,700     $      38,700      $     56,200       $      63,800
                                                         =============     =============      ============       =============

Earnings per common share . . . . . . . . . . . . .      $         .52     $         .51      $        .74       $         .84
                                                         =============     =============      ============       =============

    Average common shares outstanding   . . . . . .             76,000            76,000            76,000              76,000
                                                         =============     =============      ============       =============





                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In thousands of dollars)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              -----------------------------
                                                                                  1995              1994
                                                                              -----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    56,200        $   63,800
    Adjustments to reconcile to net cash
         used for operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .          82,900            72,000
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .           9,300             1,300
         Increase in working capital  . . . . . . . . . . . . . . . . . .        (300,400)         (149,400)
         Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,000)            8,000
                                                                              -----------        ----------

             Net cash used for operating activities . . . . . . . . . . .        (159,000)           (4,300)
                                                                              -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .         (65,800)          (99,100)
    Acquisition of Gitano   . . . . . . . . . . . . . . . . . . . . . . .              --           (98,100)
    Acquisition of Artex  . . . . . . . . . . . . . . . . . . . . . . . .              --           (44,600)
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,300           (23,200)
                                                                              -----------        ----------

             Net cash used for investing activities . . . . . . . . . . .         (60,500)         (265,000)
                                                                              -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds from issuance of long-term debt  . . . . . . . . . . . .         203,400           223,700
    Principal payments on long-term debt
         and capital leases . . . . . . . . . . . . . . . . . . . . . . .         (13,800)          (24,500)
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             300               200
                                                                              -----------        ----------

             Net cash provided by financing activities  . . . . . . . . .         189,900           199,400
                                                                              -----------        ----------

    Net decrease in Cash and cash
         equivalents (including restricted cash)  . . . . . . . . . . . .         (29,600)          (69,900)
    Cash and cash equivalents (including restricted
         cash) at beginning of period . . . . . . . . . . . . . . . . . .          49,400            74,200
                                                                              -----------        ----------

    Cash and cash equivalents (including restricted
         cash) at end of period . . . . . . . . . . . . . . . . . . . . .     $    19,800        $    4,300
                                                                              ===========        ==========





                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. No dividends were declared on the Company's common stock for the three and six month periods ended June 30, 1995 and 1994.

2. In December 1993, in connection with a transaction with Acme Boot Company, Inc. ("Acme Boot") through which the Company received approximately $72,900,000 in cash proceeds for its investment in Acme Boot, the Company guaranteed, on an unsecured basis, the repayment of debt incurred or created under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). The Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit subject to a borrowing base and is secured by first liens on substantially all assets of Acme Boot and its subsidiaries.

         In April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $40,000,000 in borrowings and initially expires in January 1996, with an extension to January 1997 at the option of Acme Boot. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. Additional borrowings under the New Acme Credit Agreement may only be used to repurchase certain of the debt, preferred stock and common stock issues of Acme Boot. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets (which are approximately $77,000,000 at June 30, 1995) of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock").

         The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing in the aggregate 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Series B Preferred Stock (the "Acme 12 1/2% Preferred Stock") is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended June 30, 1995 and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.


                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   JUNE 30,                               JUNE 30,
                                        ------------------------------         -----------------------------
                                            1995              1994                 1995            1994
                                        -------------    -------------         ------------     ------------

     Net sales                          $     724.8      $     635.2           $  1,253.0       $  1,073.4

     Gross earnings                     $     211.0      $     190.8           $    373.0       $    336.6
     Gross margin                              29.1%            30.0%                29.8%            31.4%

     Operating earnings                 $     102.6      $      91.5           $    162.3       $    158.2
     Operating margin                          14.2%            14.4%                13.0%            14.7%

NET SALES

Net sales increased 14.1% and 16.7%, respectively, in the second quarter and first six months of 1995 compared to the same periods of 1994. The increase in net sales in the second quarter was primarily due to volume increases in consumer packaged goods reflecting improved demand, combined with the inclusion of the results of Pro Player Inc. ("Pro Player"), which was acquired in August 1994. Price increases in all of the Company's businesses also contributed to the sales increase. In addition, the inclusion of the revenues of the Company's jeans and sportswear subsidiary, Gitano Fashions Limited ("Gitano"), the assets of which were acquired in late March 1994, now reflect Gitano's transition to a traditional wholesale operation from a marketing service organization in late 1994. These increases were partially offset by lower unit volume of the Company's activewear and casualwear T-shirt products as well as certain of the Company's licensed sports apparel businesses which have been adversely affected by reduced consumer demand caused by labor issues in certain of the professional sports leagues. The increased net sales in the six months ended June 30, 1995 were principally due to the Gitano and Pro Player acquisitions, volume increases in underwear and international operations and price increases in all of the Company's businesses. These increases were partially offset by the aforementioned lower volume in activewear and casualwear T-shirt and certain licensed sports apparel products.

GROSS EARNINGS

Gross earnings increased 10.6% and 10.8%, respectively, in the second quarter and first six months of 1995 compared to the same periods of 1994. The gross margins were 29.1% and 29.8%, respectively, in the second quarter and first six months of 1995 compared to 30% and 31.4%, respectively, in the same periods of 1994. The increase in gross earnings for both comparisons is primarily due to the effect of the sales volume increase and price increases.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


The gross margins for both comparisons have been negatively affected by higher raw material costs and other general cost increases. Higher sales of closeouts and discontinued products, principally in the Company's casualwear and licensed sports apparel businesses as a result of the Company's decision to eliminate a number of product offerings in the fourth quarter of 1994, also had a negative
impact on gross margin.   In addition, a higher proportion of lower margin
Gitano and casualwear products and an unfavorable product mix in international operations contributed to the gross margin decline. These decreases were partially offset by price increases.

OPERATING EARNINGS

Operating earnings increased 12.1% compared to the second quarter of 1994 while the operating margin decreased .2 percentage points to 14.2% of net sales for the quarter ended June 30, 1995. For the first six months of 1995, operating earnings increased 2.6% compared to the same period of 1994 while the operating margin decreased 1.7 percentage points to 13% for the first half of 1995. The increase in operating earnings for both periods resulted from higher gross earnings in 1995 which more than offset the increase in selling, general and administrative expenses. Higher selling, general and administrative costs arose from the inclusion of the Gitano and Pro Player operations acquired at various dates in 1994 and which operations include proportionally higher selling expenses as compared to the Company's consumer packaged goods and activewear operations. In addition, higher selling, general and administrative expenses resulted from higher shipping costs as a result of higher unit volume and new distribution locations. The increase in selling, general and administrative expenses also includes non-recurring charges in the first quarter of 1995, related to the curtailment of selling and marketing activities in Mexico, and non-recurring charges in the second quarter of 1995, related to the closing of Gitano's New York office and the consolidation of all Gitano related management functions into the Company's existing operations. These increases were partially offset by lower selling, general and administrative expenses as a result of reductions in royalty and other expenses due to the weakness in certain of the Company's licensed sports apparel businesses. Selling, general and administrative expenses were 13.7% and 15.3% of net sales in the second quarter and first six months of 1995, respectively, compared to 14.2% and 15.1% of net sales, respectively, in the same periods of 1994.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of 1995 increased 29.0% and 31.6%, respectively, from the same periods of 1994. The increase was primarily due to the effect of higher debt levels in 1995. Higher debt levels in 1995 were due principally to the acquisition of Pro Player in August 1994, higher working capital levels in 1995 and, in the first three months of 1995, the effect of higher debt levels resulting from the acquisition of Gitano in March 1994.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


INCOME TAXES

The effective income tax rate for the second quarter and first six months of 1995 and 1994 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and the provision for interest related to prior years' taxes.

EARNINGS PER SHARE

Earnings per share were $.52 for the second quarter of 1995 compared to $.51 for the prior year period, a 2% increase. For the six months ended June 30, 1995, earnings per share decreased 11.9% to $.74 from $.84 for the same period of 1994.

EFFECTS OF INFLATION

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. In May 1995, the Company entered into a $155,000,000 short-term revolving commitment (the "Short Term Facility") to supplement its existing revolving lines of credit. The Short-Term Facility expires in May 1996 and no borrowings are outstanding under this facility. The Company has available for the funding of its operations approximately $1,026,300,000 of revolving lines of credit. As of August 10, 1995 approximately $265,200,000 was available and unused under these facilities.

Net cash used for operating activities in the six months ended June 30, 1995 and 1994 was $159,000,000 and $4,300,000, respectively. The primary components of cash used for operating activities in the first six months of 1995 and 1994 were increases in working capital of $300,400,000 and $149,400,000, respectively. The working capital increases in the first half of 1995 and 1994 were caused by higher accounts receivable ($158,900,000 and $144,600,000, respectively) and higher inventories ($154,300,000 and $87,300,000, respectively). The increases in accounts receivable and inventory in the first six months of 1995 and 1994 reflect the seasonality of the Company's business, as it is in its peak selling period. The increase in inventory in 1995 was also the result of higher raw material costs and an increase in heavier weight apparel carried in inventory.

Net cash used for investing activities in the six months ended June 30, 1995 and 1994 was $60,500,000 and $265,000,000, respectively. Capital expenditures were $65,800,000 and $99,100,000 in the first six months of 1995 and 1994, respectively. In the first six months of 1994 the Company spent approximately $142,700,000 on the acquisitions of Artex Manufacturing Co., Inc. and Gitano, the funds for which were provided by borrowings under the Company's bank facilities. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $125,000,000 to $140,000,000 in 1995.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)


LIQUIDITY AND CAPITAL RESOURCES - (CONCLUDED)

Net cash provided by financing activities in the six months ended June 30, 1995 and 1994 was $189,900,000 and $199,400,000, respectively, and consisted principally of borrowings under the Company's bank facilities.

In September 1994 the Company entered into a six year operating lease agreement, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of June 30, 1995 was approximately $92,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 16, 1995. Three proposals were submitted to stockholders as described in the Company's Proxy Statement dated April 7, 1995 and were voted upon and approved by the stockholders at the meeting. The table below briefly describes the proposals and results of the stockholder votes.


                                                           Votes          Votes                      Authority      Broker
                                                          in Favor       Opposed        Abstain      Withheld      Nonvotes
                                                          --------       -------        -------      --------      --------
                  Proposal to elect the following
                  nine directors:

                  Elected by holders of Class A
                  Common Stock:
                      Omar Z. Al Askari                  59,021,551          --            --         527,071         --
                      Dennis S. Bookshester              59,031,513          --            --         517,109         --
                      Lee W. Jennings                    59,073,701          --            --         474,921         --

                  Elected by holders of Class A and
                  Class B Common Stock:
                      William Farley                     92,526,254          --            --         477,248         --
                      John B. Holland                    92,554,176          --            --         449,326         --
                      Henry A. Johnson                   92,516,016          --            --         487,486         --
                      Richard C. Lappin                  92,494,203          --            --         509,299         --
                      A. Lorne Weil                      92,488,633          --            --         514,869         --
                      Sir Brian Wolfson                  92,527,691          --            --         475,811         --

                  Proposal to approve the
                      Company's 1995 Executive
                      Incentive Compensation Plan        76,941,002      8,318,383      314,380         --         7,429,737

                  Proposal to approve the
                      Company's 1995 Non-Employee
                      Directors' Stock Plan              79,363,761      5,861,898      347,506         --         7,430,337


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                    PART II. OTHER INFORMATION - (CONCLUDED)


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

10(a) Management Agreement between Farley Industries, Inc. and the Company dated as of January 1, 1995.

27               Financial Data Schedules




--------------

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

b.  REPORTS ON FORM 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  FRUIT OF THE LOOM, INC.
                                            ------------------------------------
                                                       (Registrant)





Date: August 14, 1995                                LARRY K. SWITZER
                                            -----------------------------------
                                                     Larry K. Switzer
                                                 Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer
                                                and duly authorized to sign
                                                  on behalf of Registrant)