Form 10-Q
period 1995-09-30
FRUIT OF THE LOOM INC /DE/
filed 1995-11-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

                              Yes   __X__    No _____

Common shares outstanding at October 31, 1995: 69,199,056 shares of Class A Common Stock, $.01 par value and 6,690,976 shares of Class B Common Stock, $.01 par value.

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


                                     INDEX


PART I.       FINANCIAL INFORMATION                                                PAGE NO.
              Item 1.         Financial Statements

                              Condensed Consolidated Balance Sheet; September
                                      30, 1995 (Unaudited) and December 31,
                                      1994                                            2

                              Condensed Consolidated Statement of Earnings
                                      (Unaudited); Three and Nine Months Ended
                                      September 30, 1995 and 1994                     3

                              Condensed Consolidated Statement of Cash Flows
                                      (Unaudited); Nine Months Ended September
                                      30, 1995 and 1994                               4

                              Notes to Condensed Consolidated Financial
                                      Statements (Unaudited)                          5

              Item 2.         Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations             7


PART II.      OTHER INFORMATION


              Item 6.         Exhibits and Reports on Form 8-K                        12


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands of dollars)

                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                    1995                      1994
                                                               ---------------          ----------------
                                                                 (UNAUDITED)
ASSETS
------
Current Assets
    Cash and cash equivalents (including
         restricted cash) . . . . . . . . . . . . . . . . .    $        14,400          $         49,400
    Notes and accounts receivable
         (less allowance for possible losses
         of $26,100 and $20,700, respectively)  . . . . . .            364,100                   295,600
    Inventories
         Finished goods . . . . . . . . . . . . . . . . . .            605,300                   496,200
         Work in process  . . . . . . . . . . . . . . . . .            177,100                   141,500
         Materials and supplies . . . . . . . . . . . . . .             54,100                    39,100
    Other     . . . . . . . . . . . . . . . . . . . . . . .             46,500                    54,800
                                                               ---------------          ----------------

             Total current assets . . . . . . . . . . . . .          1,261,500                 1,076,600
                                                               ---------------          ----------------

Property, Plant and Equipment . . . . . . . . . . . . . . .          1,613,200                 1,531,400
    Less accumulated depreciation   . . . . . . . . . . . .            561,000                   473,200
                                                               ---------------          ----------------

             Net property, plant and equipment  . . . . . .          1,052,200                 1,058,200
                                                               ---------------          ----------------

Other Assets
    Goodwill (less accumulated amortization
         of $270,700 and $242,400, respectively)  . . . . .            937,600                   965,800
    Other     . . . . . . . . . . . . . . . . . . . . . . .             65,700                    62,900
                                                               ---------------          ----------------

             Total other assets . . . . . . . . . . . . . .          1,003,300                 1,028,700
                                                               ---------------          ----------------

                                                               $     3,317,000          $      3,163,500
                                                               ===============          ================

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities
    Current maturities of long-term debt    . . . . . . . .    $        15,500          $         23,100
    Trade accounts payable  . . . . . . . . . . . . . . . .             50,800                   113,300
    Other accounts payable and accrued expenses   . . . . .            240,000                   195,400
                                                               ---------------          ----------------

             Total current liabilities  . . . . . . . . . .            306,300                   331,800
                                                               ---------------          ----------------

Noncurrent Liabilities
    Long-term debt  . . . . . . . . . . . . . . . . . . . .          1,498,900                 1,440,200
    Deferred income taxes   . . . . . . . . . . . . . . . .             56,700                    43,400
    Other noncurrent liabilities  . . . . . . . . . . . . .            243,700                   222,300
                                                               ---------------          ----------------

             Total noncurrent liabilities . . . . . . . . .          1,799,300                 1,705,900
                                                               ---------------          ----------------

Common Stockholders' Equity   . . . . . . . . . . . . . . .          1,211,400                 1,125,800
                                                               ---------------          ----------------
                                                               $     3,317,000          $      3,163,500
                                                               ===============          ================





                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     (In thousands, except per share data)



                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------      --------------------------------
                                                      1995              1994               1995               1994
                                                 -------------     -------------      ------------       -------------

Net sales     . . . . . . . . . . . . . . . .    $     641,300     $     640,400      $  1,894,300       $   1,713,800
Cost of sales . . . . . . . . . . . . . . . .          450,400           438,900         1,330,400           1,175,700
                                                 -------------     -------------      ------------       -------------

    Gross earnings  . . . . . . . . . . . . .          190,900           201,500           563,900             538,100

Selling, general and
  administrative expenses . . . . . . . . . .           99,500            93,900           291,400             255,600
Goodwill amortization . . . . . . . . . . . .            9,500             9,200            28,300              25,900
                                                 -------------     -------------      ------------       -------------

    Operating earnings  . . . . . . . . . . .           81,900            98,400           244,200             256,600

Interest expense  . . . . . . . . . . . . . .          (30,000)          (25,700)          (89,100)            (70,600)
Other (expense) income - net  . . . . . . . .           (2,600)              800            (2,200)              3,100
                                                 --------------    -------------      -------------      -------------

    Earnings before income tax expense  . . .           49,300            73,500           152,900             189,100

Income tax expense  . . . . . . . . . . . . .           24,800            33,300            72,200              85,100
                                                 -------------     -------------      ------------       -------------

    Net earnings  . . . . . . . . . . . . . .    $      24,500     $      40,200      $     80,700       $     104,000
                                                 =============     =============      ============       =============

Earnings per common share . . . . . . . . . .    $         .32     $         .53      $       1.06       $        1.37
                                                 =============     =============      ============       =============

    Average common shares outstanding   . . .           76,000            76,000            76,000              76,000
                                                 =============     =============      ============       =============




                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In thousands of dollars)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              -----------------------------
                                                                                  1995              1994
                                                                              -----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    80,700        $  104,000
    Adjustments to reconcile to net cash
         (used for) provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .         127,400           111,400
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .          13,300             4,000
         Increase in working capital  . . . . . . . . . . . . . . . . . .        (237,300)         (129,500)
         Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,700)           23,700
                                                                              ------------       ----------

             Net cash (used for) provided by operating activities . . . .         (20,600)          113,600
                                                                              ------------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .         (88,300)         (182,500)
    Less amount attributable to capital leases  . . . . . . . . . . . . .              --            36,200
                                                                              -----------        ----------
         Capital expenditures . . . . . . . . . . . . . . . . . . . . . .         (88,300)         (146,300)
    Acquisition of Gitano   . . . . . . . . . . . . . . . . . . . . . . .              --           (90,800)
    Acquisition of Pro Player   . . . . . . . . . . . . . . . . . . . . .              --           (56,500)
    Acquisition of Artex  . . . . . . . . . . . . . . . . . . . . . . . .              --           (45,000)
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,600             1,700
                                                                              -----------        ----------

             Net cash used for investing activities . . . . . . . . . . .         (62,700)         (336,900)
                                                                              ------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds from issuance of long-term debt  . . . . . . . . . . . .          64,700           198,400
    Principal payments on long-term debt
         and capital leases . . . . . . . . . . . . . . . . . . . . . . .         (16,800)          (30,500)
    Other-net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             400               700
                                                                              -----------        ----------

             Net cash provided by financing activities  . . . . . . . . .          48,300           168,600
                                                                              -----------        ----------

    Net decrease in Cash and cash
         equivalents (including restricted cash)  . . . . . . . . . . . .         (35,000)          (54,700)
    Cash and cash equivalents (including restricted
         cash) at beginning of period . . . . . . . . . . . . . . . . . .          49,400            74,200
                                                                              -----------        ----------

    Cash and cash equivalents (including restricted
         cash) at end of period . . . . . . . . . . . . . . . . . . . . .     $    14,400        $   19,500
                                                                              ===========        ==========





                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. No dividends were declared on the Company's common stock for the three and nine month periods ended September 30, 1995 and 1994.


2. In December 1993, in connection with a transaction with Acme Boot Company, Inc. ("Acme Boot") through which the Company received approximately $72,900,000 in cash proceeds for its investment in Acme Boot, the Company guaranteed, on an unsecured basis, the repayment of debt incurred or created under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). The Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit and is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries.

         In April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provided for up to $40,000,000 in borrowings and initially expires in January 1996, with an extension to January 1997 at the option of Acme Boot. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets (which are approximately $82,800,000 at September 30, 1995) of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock").

         The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Series B Prefered Stock (the "Acme 12 1/2% Preferred Stock") is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding; the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended September 30, 1995 and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.


                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                        ---------------------------            -----------------------------
                                            1995              1994                 1995            1994
                                        -------------    -------------         ------------     ------------

     Net sales                            $ 641.3          $ 640.4                $ 1,894.3       $ 1,713.8

     Gross earnings                       $ 190.9          $ 201.5                $   563.9       $   538.1
     Gross margin                            29.8%            31.5%                    29.8%           31.4%

     Operating earnings                   $  81.9          $  98.4                $   244.2       $   256.6
     Operating margin                        12.8%            15.4%                    12.9%           15.0%

NET SALES

Net sales increased .1% and 10.5%, respectively, in the third quarter and first nine months of 1995 compared to the same periods of 1994. The increase in net sales in the third quarter was primarily due to price increases in all of the Company's businesses. In addition, the inclusion of the results of Pro Player Inc. ("Pro Player"), which was acquired in August 1994, and the inclusion of the revenues of the Company's jeans and sportswear subsidiary, Gitano Fashions Limited ("Gitano"), the assets of which were acquired in late March 1994, also contributed to the increase in net sales. Gitano's revenues now reflect Gitano's transition to a traditional wholesale operation from a marketing service organization in late 1994. These increases were offset by lower unit volume of the Company's activewear and casualwear T-shirt and casualwear fleece products as a result of the sluggish retail environment, warm weather, a weak back-to-school selling season and competitive selling pressures. In addition, lower unit volume of certain of the Company's licensed sports apparel businesses, which have been adversely affected by reduced consumer demand caused by labor issues in certain of the professional sports leagues, resulted in lower sales levels in the 1995 period. The increased net sales in the nine months ended September 30, 1995 were principally due to price increases in all of the Company's businesses, the Gitano and Pro Player acquisitions and volume increases in underwear and international operations. These increases were partially offset by the aforementioned lower volume in activewear and casualwear T-shirt, casualwear fleece and certain licensed sports apparel products.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


GROSS EARNINGS

Gross earnings decreased 5.3% in the third quarter of 1995 compared to the same period of 1994. Gross earnings increased 4.8% in the first nine months of 1995 compared to the same period of 1994. The gross margin was 29.8% in both the third quarter and first nine months of 1995 compared to 31.5% and 31.4%, respectively, in the same periods of 1994. The decrease in gross earnings in the third quarter comparison is due principally to the lower unit volume in activewear and casualwear combined with the unfavorable effects of operating certain facilities on reduced production schedules in response to lower than expected consumer demand. The increase in gross earnings in the nine month comparison is primarily due to the effect of the price increases and sales volume increases which more than offset the effects of cost increases and the unfavorable effects of operating certain facilities on reduced production schedules.

The gross margins for both comparisons have been negatively affected by higher raw material costs, other general cost increases and the unfavorable effects of operating certain facilities on reduced production schedules. Higher sales of closeouts and discontinued products, principally in the Company's casualwear and licensed sports apparel businesses as a result of the Company's decision to eliminate a number of product offerings in the fourth quarter of 1994, also had
a negative impact on gross margin.   In addition, a higher proportion of lower
margin Gitano and casualwear products and an unfavorable product mix in international operations contributed to the gross margin decline. These decreases were partially offset by price increases.

OPERATING EARNINGS

Operating earnings decreased 16.8% compared to the third quarter of 1994 while the operating margin decreased 2.6 percentage points to 12.8% of net sales for the quarter ended September 30, 1995. For the first nine months of 1995, operating earnings decreased 4.8% compared to the same period of 1994 while the operating margin decreased 2.1 percentage points to 12.9% for the first nine months of 1995. The decrease in operating earnings in the third quarter comparison resulted from lower gross earnings combined with higher selling, general and administrative expenses. The decrease in operating earnings for the nine month comparison resulted from higher selling, general and administrative expenses which more than offset increased gross earnings.
Higher selling, general and administrative costs in the nine month comparison arose from the inclusion of the Gitano and Pro Player operations acquired at various dates in 1994, and in the three month comparison, from the inclusion of the Pro Player operations. The Gitano and Pro Player operations include proportionally higher selling expenses as compared to the Company's consumer packaged goods and activewear operations. In addition, higher selling, general and administrative expenses in both comparisons resulted from higher shipping costs as a result of new distribution locations and, in the nine month comparison, higher unit volume. The increase in selling, general and administrative expenses also includes higher advertising expenses, non-recurring charges in the third quarter of 1995

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OPERATING EARNINGS (CONCLUDED)

related to severance costs and, in the first six months of 1995, non-recurring charges related to the curtailment of selling and marketing activities in Mexico and the closing of Gitano's New York office and the consolidation of all Gitano related management functions into the Company's existing operations. These increases were partially offset in the first nine months of 1995 by lower selling, general and administrative expenses as a result of reductions in royalty and other expenses due to the weakness in certain of the Company's licensed sports apparel businesses. Selling, general and administrative expenses were 15.5% and 15.4% of net sales in the third quarter and first nine months of 1995, respectively, compared to 14.7% and 14.9% of net sales, respectively, in the same periods of 1994.

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of 1995 increased 16.7% and 26.2%, respectively, from the same periods of 1994. The increase in the third quarter was primarily due to higher interest rates. The increase in the nine months was primarily due to the effect of higher debt levels in 1995. Higher debt levels in 1995 were due principally to the acquisition of Pro Player in August 1994, higher working capital levels in 1995 and, in the first three months of 1995, the effect of higher debt levels resulting from the acquisition of Gitano in March 1994.

INCOME TAXES

The effective income tax rate for the third quarter and first nine months of 1995 and 1994 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes, the provision for interest related to prior years' taxes and, in the third quarter of 1995, the impact of certain non-deductible foreign losses.

EARNINGS PER SHARE

Earnings per share were $.32 for the third quarter of 1995 compared to $.53 for the prior year period, a 39.6% decrease. For the nine months ended September 30, 1995, earnings per share decreased 22.6% to $1.06 from $1.37 for the same period of 1994.

EFFECTS OF INFLATION

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. In May 1995, the Company entered into a $155,000,000 short-term revolving commitment (the "Short-Term Facility") to supplement its existing revolving lines of credit. The Short-Term Facility expires in May 1996 and no borrowings are outstanding under this facility. The Company has available for the funding of its operations a total of approximately $1,036,300,000 of revolving lines of credit, including the Short-Term Facility. As of October 27, 1995 approximately $355,100,000 was available and unused under these facilities.

Net cash used for operating activities in the nine months ended September 30, 1995 was $20,600,000 while net cash provided by operating activities in 1994 was $113,600,000. Cash used for operating activities in the first nine months of 1995 and 1994 included increases in working capital of $237,300,000 and $129,500,000, respectively. The working capital increases in the first nine months of 1995 and 1994 were caused by higher accounts receivable ($68,400,000 and $110,900,000, respectively) and higher inventories ($159,700,000 and $91,900,000, respectively). The increases in accounts receivable and inventory in the first nine months of 1995 and 1994 reflect the seasonality of the Company's business. The increase in inventory in 1995 was also the result of higher raw material costs and an increase in heavier weight apparel carried in inventory.

Net cash used for investing activities in the nine months ended September 30, 1995 and 1994 was $62,700,000 and $336,900,000, respectively. Capital expenditures, net of amounts attributable to capital leases of $36,200,000 in 1994, were $88,300,000 and $146,300,000 in the first nine months of 1995 and 1994, respectively. In the first nine months of 1994 the Company spent approximately $192,300,000 on the acquisitions of Artex Manufacturing Co., Inc., Gitano and Pro Player, the funds for which were provided by borrowings under the Company's bank facilities. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $125,000,000 to $140,000,000 in 1995.

Net cash provided by financing activities in the nine months ended September 30, 1995 and 1994 was $48,300,000 and $168,600,000, respectively, and consisted principally of borrowings under the Company's bank facilities.

In September 1994 the Company entered into a six year operating lease agreement, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $200,000,000. The total cost of assets under lease as of September 30, 1995 was approximately $102,100,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

Management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs.

The Company anticipates taking a number of charges in the fourth quarter of 1995 with the goal of improving corporate profitability. The charges will include the costs associated with plant closings and related severance benefits and other corporate issues. The effect of these charges may result in a net loss for the Company for the fourth quarter and the year.

The Company's debt instruments contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. The effects of the anticipated charges to be taken in the fourth quarter of 1995 may result in violations of certain compliance provisions under certain of the Company's debt instruments. Amendments or waivers to the Company's debt instruments have been obtained in the past. These amendments or waivers have generally been to permit the Company to take actions that the Company and the lenders agreed were appropriate or to modify certain covenants in the debt instruments. If the Company is unable to meet the requirements of its debt agreements, management believes, but cannot assure, that the Company will be able to continue to obtain amendments or waivers of this kind as necessary.

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




---------------

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

    REPORTS ON FORM 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              FRUIT OF THE LOOM, INC.
                                         ------------------------------
                                                    (Registrant)





Date: November 13, 1995                         LARRY K. SWITZER
                                         ------------------------------
                                                Larry K. Switzer
                                            Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           and duly authorized to sign
                                             on behalf of Registrant)