Form 10-K
period 1995-12-31
FRUIT OF THE LOOM INC /DE/
filed 1996-03-29
CIK 771298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
     Class A Common Stock, $.01 par value                New York Stock Exchange
            7% Debentures Due 2011                       American Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  / /

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No

     As of March 13, 1996, there were outstanding 69,275,957 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 6,690,976 shares of the Registrant's Class B Common Stock, par value $.01 per share. The aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates at March 13, 1996 was approximately $1,721,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference information from the proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FRUIT OF THE LOOM, INC.
                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item  1.    Business....................................................................     1
Item  2.    Properties..................................................................     6
Item  3.    Legal Proceedings...........................................................     6
Item  4.    Submission of Matters to a Vote of Security Holders (None)..................     8
                                            PART II
Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters.......     9
Item  6.    Selected Financial Data.....................................................    10
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    11
Item  8.    Financial Statements and Supplementary Data.................................    16
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure (None)...........................................................    44
                                           PART III
Item 10.    Directors and Executive Officers of the Registrant..........................    44
Item 11.    Executive Compensation......................................................    45
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............    45
Item 13.    Certain Relationships and Related Transactions..............................    45
                                            PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K..............    48

                                     PART I

ITEM 1. BUSINESS

     Fruit of the Loom, Inc. ("Fruit of the Loom" or the "Company") is a vertically integrated international basic apparel company, emphasizing branded products for consumers ranging from infants to senior citizens. It is one of the largest domestic producers of underwear and of activewear for the imprinted market, selling products principally under the FRUIT OF THE LOOM(R), BVD(R), SCREEN STARS(R), BEST(TM), MUNSINGWEAR(R), WILSON(R), BOTANY 500(R) and JOHN HENRY(R) brand names. Fruit of the Loom also manufactures and markets sports licensed apparel bearing the names, tradenames and logos of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, professional sports teams and most major colleges and universities, as well as the likenesses of certain popular professional athletes under the PRO PLAYER(R) and OFFICIAL FAN(R) brands. The Company manufactures and markets men's and boys' basic and fashion underwear, activewear for the imprint market, casualwear, jeanswear using the GITANO(R) brand name, licensed sports apparel, women's and girls' underwear, infants' and toddlers' apparel and family socks.

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

     During 1995 the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations, the curtailment of selling and marketing activities in Mexico and the accelerated migration of some manufacturing cut and sew operations to lower cost, offshore locations. In addition, the Company reviewed the operations of Salem Sportswear Corporation ("Salem") and Gitano Fashions Limited ("Gitano") and decided to discontinue the use of the SALEM(R) brand and redeployed the other tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel operations. The Company also implemented a plan to restructure the Gitano business and to improve Gitano's profitability. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

     During the last five calendar years, the Company has been one of the market leaders in men's and boys' underwear, with an annual market share ranging from approximately 35% to 40%. In 1995, the Company's share in the men's and boys' underwear market was approximately 35%, roughly equal to the market share of its principal competitor.

     The Company offers a broad array of men's and boys' underwear, including: briefs, boxer shorts, T-shirts and A-shirts, colored and "high fashion" (as well as RIBBED WHITES(TM)) underwear. It sells all-cotton and cotton-blend underwear under its FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are priced higher than those sold under the FRUIT OF THE LOOM brand name and are generally designed to appeal to a more premium market. Under licensing arrangements, the Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR, KANGAROO(R), BOTANY 500 and JOHN HENRY trademarks as well as certain activewear bearing the MUNSINGWEAR and BOTANY 500 trademarks in the United States and certain foreign markets.

     Management believes the Company is the largest of the domestic activewear manufacturers that supply screen printers and that it has a market share of approximately 35% of the screen print T-shirt market. The Company produces and sells blank T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ(TM) and BEST(TM) BY FRUIT

OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screen printers and specialty retailers, who generally apply a decoration prior to sale at retail. Product quality, delivery responsiveness and price are important factors in the sale of activewear. Management believes that the Company's recent capacity additions, improved distribution capabilities and its low cost position afford it a competitive advantage in this market.

     The Company markets casualwear under the FRUIT OF THE LOOM, BVD and MUNSINGWEAR brands. The Company markets a selection of basic styles of jersey and fleece tops, shorts and bottoms to mass merchandisers. There are separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories. A national marketing program includes national advertising and local cooperative advertising, promotions and in-store merchandising. The casualwear market is fragmented and has no dominant brands.

     In March 1994, the Company purchased certain assets of Gitano, including GITANO and other trademarks. Gitano designs, manufactures (including contract manufacturing) and markets women's and men's jeanswear and jeans related sportswear. In addition to its core apparel products, Gitano licenses the production and sale of a variety of accessories and other products bearing the GITANO trademark. In 1995, the Company closed the Gitano New York office and consolidated all Gitano related management functions into the Company's existing operations.

     The Company entered the imprinted licensed sportswear business through its acquisitions of Salem, Artex Manufacturing Co. Inc. ("Artex") and Pro Player, Inc. ("Pro Player"), which were acquired in November 1993, January 1994 and August 1994, respectively. The Company designs, manufactures and markets sports apparel under licenses granted by major American sports leagues, professional players and many American colleges and universities. The Company sells a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and outerwear under the OFFICIAL FAN and PRO PLAYER brands. The Company manufactures and markets a wide variety of decorated sportswear to retail stores, college book stores and mass merchants. The Company is currently one of only three companies using the "dual" license concept of combining licensed cartoon characters with the logos of major professional sports leagues. The Company has licenses from all the major professional sports leagues as well as from Warner Bros. for LOONEY TUNES(R). Under its PRO PLAYER brand, the Company designs and markets heavy jackets, light jackets, headwear and other outerwear bearing the logos or insignia of professional and college teams and leagues. In addition, the Company (under license agreements) manufactures and markets sportswear featuring the well known WILSON trademark. In late December 1994, the Company announced the closing of substantially all of the operating locations of Artex and the consolidation of these operations into existing Company facilities. In 1995, certain of the Salem operating locations were consolidated into existing Company facilities.

     The Company produces women's and girls' underwear under the FRUIT OF THE LOOM brand name. The Company introduced its women's and girls' lines in 1984 using the branded, packaged product strategy that it had successfully employed in the men's and boys' market. In 1994, the Company introduced a new panty program with all new product, new fit, new construction and redesigned packaging. The Company's products are packaged, typically three to a pack, making them convenient for the merchant to handle and display. During the last five calendar years, in the fragmented women's and girls' underwear market, the Company was one of the branded market leaders with a market share ranging from approximately 13% to 17%. In 1995, the Company's share in the women's and girls' underwear market was approximately 16% compared to a market share of 27% for the largest competing brand. No other competitor had more than a 4% market share in 1995.

     The Company has granted a license to Warnaco Inc. for the manufacture and sale of bras, slips, camisoles and other products under the FRUIT OF THE LOOM brand name in North America. The Company also licenses the use of the FRUIT OF THE LOOM brand name to a manufacturer of sheer hosiery.

     The Company offers a broad array of childrenswear including decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS(R) and FUNGALS(R) brand names and layette sets under the FRUIT OF THE LOOM brand and the WINNIE THE POOH(TM) license which includes both packaged and hanging sets.

     The Company produces cotton socks for men, women, boys and girls under the FRUIT OF THE LOOM brand. These products are manufactured in a variety of styles and colors including tube, crew and anklets. The Company entered the basic family sock market in mid-1986 through acquisitions and management believes the Company is now one of the two largest domestic manufacturers and that no manufacturer has more than an 11% market share.

MARKETING AND DISTRIBUTION

     The Company sells its products to over 22,000 accounts, including all major discount and mass merchandisers, wholesale clubs and screen printers. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company's products are principally sold by a nationally organized direct sales force of full-time employees. Certain of the Company's imprinted sportswear products are sold through independent sales representatives. The Company's products are shipped from 15 primary distribution centers.

     Management believes that one of the Company's primary strengths is its excellent relationships with mass merchandisers and discount chains. These retailers accounted for approximately 66% of the men's and boys' underwear and approximately 62% of the women's and girls' underwear sold in the United States in 1995, up from approximately 59% and 54%, respectively, in 1991. The Company supplied approximately 45% of the men's and boys' underwear and approximately 23% of the women's and girls' underwear sold by discount and mass merchandisers in the United States in 1995. During the last several years many of the Company's principal customers have revamped their inventory and distribution systems requiring their suppliers to offer more flexible product deliveries. In response to these demands, the Company has invested heavily in warehousing and distribution facilities.

     Sales to one customer amounted to approximately 19.5%, 15.6% and 13.4% of consolidated net sales in 1995, 1994 and 1993, respectively. Additionally, sales to a second customer amounted to approximately 10.8%, 11.8% and 12.3% of consolidated net sales in 1995, 1994 and 1993, respectively. Management does not believe the loss of any one customer would adversely affect its business as a large percentage of these sales would shift to other outlets due to the high degree of brand awareness of and consumer loyalty to the Company's products. The Company's business is seasonal to the extent that approximately 56% of annual sales occur in the second and third quarters. Sales are generally the lowest in the first quarter.

INTERNATIONAL OPERATIONS

     The Company primarily sells activewear through its foreign operations, principally in the United Kingdom, continental Europe, Canada, Japan and Mexico. The Company's approach has generally been to establish production in the Company's larger foreign markets by both acquiring existing manufacturing facilities and building new plants in order to decrease the impact of foreign currency fluctuations on international sales and to better serve these markets. The Company has established manufacturing plants in Canada, the Republic of Ireland and Northern Ireland (United Kingdom) as a means of accomplishing these objectives. In addition, the Company has established manufacturing operations in Mexico, Honduras, El Salvador and Jamaica to assemble fabrics which have been manufactured and cut in the Company's United States' operations, as well as externally sourced fabric, into finished goods for sale principally in the United States. The Company has established manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale.

     Since 1991, the Company's international sales have more than doubled. Sales from international operations during 1995 were $362,800,000 and were principally generated from products manufactured at the

Company's foreign facilities. These international sales accounted for approximately 15.1% of the Company's net sales in 1995. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. This growth will depend on continued demand for the Company's products in diverse international marketplaces. See "BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION" in the Notes to Consolidated Financial Statements.

MANUFACTURING

     Principal manufacturing operations consist of spinning, knitting, cloth finishing, cutting, sewing and packaging. In addition, licensed sportswear products are generally produced by applying decorative images, most often by screen printing or embroidery, to blank garments. The Company knits yarn into fabric using a multiple-knitting technique that produces long tubes of fabric corresponding in weight and diameter to various sizes and styles required to make underwear and activewear. Substantially all of the Company's products are either bleached to remove the ecru color of natural cotton or dyed for colored products. To achieve certain colors, the fabric must be dyed.

     Computer controlled die cutting is used in all areas where management believes it is more efficient. Fabric is distributed to employees operating individual sewing machines. To increase efficiency, each employee specializes in a particular function, such as sewing waistbands on briefs. Quality checkpoints occur at many intervals in the manufacturing process, and each garment is inspected prior to packaging. Where appropriate, the Company uses contract manufacturing to further minimize its costs. Such contract manufacturing accounted for less than 5% of the Company's total production in 1995.

     As part of the closure of the Gitano New York office, responsibility for denim manufacturing was transferred to existing Company manufacturing operations. Denim fabric, which has been purchased from numerous sources in the past and sewn in the Company's Jamaica facility, will now be produced in the Company's own facilities. Existing yarn spinning operations will produce yarn for denim. The Company has added new equipment for dyeing, slashing, weaving and washing which will make the production of jeans totally vertical. The new operations will give the Company the flexibility to produce a variety of fabric weights in the desired colors and shades as required by the retail market. Management believes that the vertical nature of the jeans manufacturing process will give it a competitive cost advantage versus other major jeans manufacturers which are not vertically integrated to this extent.

COMPETITION

     All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. The Company's vertically integrated manufacturing structure, supplemented with offshore sewing of fabrics supplied by the Company's domestic knitting operations, allows it to produce high quality products at costs which management believes are among the lowest in the industry. The Company has recently invested additional capital in warehousing and distribution facilities to service its customer base effectively. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure.

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

     The Company licenses properties from different companies for its decorated underwear products. Among the characters licensed are: BATMAN(TM), BATMAN FOREVER(TM), LOONEY TUNES, SONIC THE

HEDGEHOG(TM), MIGHTY MORPHIN POWER RANGERS(TM), LAMB CHOP(R), VR TROOPERS(TM), SKELETON WARRIORS(TM), PEANUTS(TM), POCAHONTAS(TM) and WINNIE THE POOH. The Company also has a license to use the MUNSINGWEAR, KANGAROO, BOTANY 500 and JOHN HENRY trademarks on its men's and boys' underwear and certain activewear. The Company has a license to use the WILSON brand on its sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

     In addition, the Company owns the OFFICIAL FAN and PRO PLAYER trademarks for its licensed sportswear business. The Company licenses properties, including team insignia, images of professional athletes and college logos, from the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, professional players' associations and certain individual players and many American colleges and universities. These owned and licensed trademarks are used on sports apparel, principally T-shirts, shorts, sweatshirts and jerseys, marketed by the Company. The Company also licenses properties from Warner Bros. for LOONEY TUNES for use in a dual license concept combining cartoon characters with major professional sports leagues.

     In 1994, the Company entered into a licensing agreement with the Walt Disney Company whereby the Company's European subsidiary offered for sale a variety of casualwear apparel products bearing the world famous DISNEY(R) characters in Europe, Eastern Europe and the Middle East. Collections offered included T-shirts, sweatshirts, sweatpants, shorts, shirts, turtlenecks, polos and leggings as well as a number of denim products. The Company terminated this license agreement in 1995.

IMPORTS

     Management believes that many domestic apparel manufacturers continue to move sewing operations offshore to lower costs and compete with enhanced import competition that is resulting from the Uruguay Round of the General Agreement on Tariffs and Trade agreement. To maintain the Company's position as a low cost manufacturer, the Company is increasing the percentage of garments sewn in the Caribbean and Central America and returned to the United States under Section 9802 of the tariff schedule. The Company also has assembly operations in Mexico. The Company believes that its domestic yarn spinning, knitting, bleaching and dyeing operations continue to provide it with a competitive advantage. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with a mix of sewing in the United States and offshore so that the Company can continue to offer value to its customers.

     Imports from the Caribbean, Central America and Mexico likely will continue to rise more rapidly than imports from other parts of the world. This is because
Section 9802 (previously Section 807) grants preferential quotas when United States made and cut fabrics are used, as customs duty is paid only on the value added outside the United States. United States apparel and textile manufacturers, including the Company, will continue to use Section 9802 to compete with direct imports.

     Direct imports accounted for approximately 23% of the United States men's and boys' underwear market (66% if Section 9802 imports are included) in 1995 and about 37% (90% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear and cotton socks, imports accounted for approximately 46% and 2% of these respective markets in 1994, the latest period for which data is available.

     Consequently, management does not believe that direct imports presently pose a significant threat to its business. United States tariffs and quotas established under the international agreement known as the Multifiber Arrangement ("MFA") limit the growth of imports from certain low-wage foreign suppliers such as China, India and Pakistan, thus limiting the price pressure on domestic manufacturers resulting from imports from these countries. However, import competition will continue to increase and accelerate as MFA quotas are phased out. Quotas will be completely eliminated on January 1, 2005.

EMPLOYEES

     The Company employs approximately 33,300 persons. Approximately 5,900 employees, principally international, are covered by collective bargaining agreements.

ITEM 1. BUSINESS -- (CONCLUDED)
MISCELLANEOUS

     MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester which are subject to the price volatility of the commodity markets. The Company periodically enters into futures contracts and call options as hedges for its purchases of cotton for inventory as a means of fixing its cotton costs. As of December 31, 1995 the Company has entered into contracts which cover a significant portion of its estimated cotton usage for 1996 and 1997.

     OTHER. The Company was incorporated under the laws of the state of Delaware in 1985. The principal executive offices of the Company are located at 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois 60606, telephone (312) 876-1724. As used in this Annual Report on Form 10-K, the term "the Company" refers to Fruit of the Loom, Inc. and its subsidiaries, together with its predecessor, Northwest Industries, Inc. ("Northwest"), unless otherwise stated or indicated by the context. Market share data contained herein are for domestic markets and are based upon information supplied to the Company by the National Purchase Diary, which management believes to be reliable.

ITEM 2. PROPERTIES

     In 1995, as part of the Company's review of manufacturing capacity and utilization, the Company commenced a plan which included the closure of certain domestic manufacturing facilities and the acceleration of offshore manufacturing capabilities. These actions were part of the Company's continuing effort to improve its manufacturing cost structure. See "ITEM 1. BUSINESS" and "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for further discussion of the plan.

     The Company's remaining properties and facilities aggregate approximately 18,782,000 square feet of usable space, of which approximately 6,856,000 square feet of facilities are under leases expiring through 2017. Management believes that the Company's remaining facilities and equipment are in good condition and that the Company's remaining properties, facilities and equipment are adequate for its current operations. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is expected to approximate $75,000,000 in 1996. Management believes that these actions, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and remain a low cost producer in the next several years.

     Set forth below is a summary of the principal facilities owned or leased by the Company:

                                                                            SQUARE FEET
                                                           NO. OF      ----------------------
                          PRIMARY USE                     LOCATIONS      OWNED       LEASED
        -----------------------------------------------   ---------    ---------    ---------
        Manufacturing..................................       52       6,860,000    3,539,000
        Warehouse and distribution.....................       35       4,898,000    3,001,000
        Sales and administration.......................       26         168,000      316,000

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation") in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at December 31, 1995 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $85,800,000. The Company has recorded receivables related to these liabilities of approximately $39,100,000 which, management believes, will be recovered from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves related to discontinued operations principally pertain to 11 specifically identified environmental sites and the aforementioned product liabilities. Four sites and the total product liabilities individually represent more than 10% of the net reserve and, in the aggregate, represent approximately 95% of the net reserve. Management believes it has adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management currently estimates actual payments before recoveries to range from approximately $5,600,000 to $28,300,000 annually between 1996 and 1999 and $19,300,000 in total subsequent to 1999. Only the long-term monitoring costs of approximately $11,300,000, primarily scheduled to be paid in 2000 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid over approximately the next 20 years, is approximately $28,200,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1996 and future years.

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

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel and on other information currently available, management believes that the court committed numerous errors during the trial and, accordingly, that the judgment will not stand on appeal. The Company filed its opening brief in the LMP appeal on September 27, 1995. The plaintiffs' responsive brief was filed in March 1996.

ITEM 3. LEGAL PROCEEDINGS -- (CONCLUDED)
     In March 1988, a class action suit entitled Endo, et al. v. Albertine, et al. was filed in the United States District Court for the Northern District of Illinois (the "District Court") against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleges, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and seeks unspecified damages.

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

     Management believes, based on information currently available, that the ultimate resolution of the aforementioned matters will not have a material adverse effect on the financial condition or results of operations of the Company, but the ultimate resolution of certain of these matters, if unfavorable, could be material to the results of operations of a particular future period.

     In March 1992, the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest plus interest thereon applicable to the tax years 1964-1968. However, in September 1992, the Internal Revenue Service (the "IRS") issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would have accrued from the date the IRS asserted the tax was due until payment, presently a period of about 28 years. In October 1994 the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the United States Tax Court. The IRS has a period of 90 days from the date of the decision to petition for review by the United States Supreme Court. The Company believes, based on information currently available, that the IRS position is without merit and that the Company will prevail should the IRS appeal and the United States Supreme Court decide to hear the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     William Farley, an executive officer and director of the Company, holds 100% of the common stock of Farley Inc. ("FI"). William Farley and FI together own all of the Class B Common Stock of the Company outstanding. See "CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY" in the Notes to Consolidated Financial Statements. William Farley also owns 318,000 shares of the Class A Common Stock of the Company. As of March 13, 1996, there were 2,188 registered holders of record of the Class A Common Stock of the Company.

COMMON STOCK PRICES AND DIVIDENDS PAID

     The Company's Class A Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low market prices of the Class A Common Stock for 1995 and 1994:

                                                                        MARKET PRICES
                                                                ----------------------------
                                                                    1995             1994
                                                                ------------    ------------
                                                               HIGH     LOW     HIGH        LOW
                                                               ----     ----    ----       ----
        1st Quarter.......................................   $27 1/8  $23 1/8  $31 5/8   $23
        2nd Quarter.......................................    27 3/4   19 7/8   33        25 3/4
        3rd Quarter.......................................    24 7/8   20 3/8   27 1/2    23 1/4
        4th Quarter.......................................    25 1/8   16 1/2   29 7/8    24 5/8

     No dividends were declared on the Company's common stock issues during 1995 or 1994. The Company does not currently anticipate paying any dividends in 1996. For restrictions on the present or future ability to pay dividends, see "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
        (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 1995             1994         1993         1992         1991
                                               --------         --------     --------     --------     --------
OPERATIONS STATEMENT DATA(1):
Net sales....................................  $2,403.1         $2,297.8     $1,884.4     $1,855.1     $1,628.1
Gross earnings...............................     517.4(2)         646.5        647.4        660.3        525.6
Operating earnings (loss)....................    (108.1)(3)        235.0(5)     381.5        409.9        319.3
Interest expense.............................     116.9             95.4         72.7         82.1        114.9
Earnings (loss) before income tax (benefit)
  expense, extraordinary items and cumulative
  effect of change in accounting
  principles.................................    (246.7)(3)(4)     133.5        367.1        319.9        201.0
Earnings (loss) before extraordinary items
  and cumulative effect of change in
  accounting principles......................    (227.3)(3)(4)      60.3        212.8(6)     188.5        111.0(7)
Earnings (loss) per common share before
  extraordinary items and cumulative effect
  of change in accounting principles:
  Primary....................................     (2.99)             .79         2.80(6)      2.48         1.60(7)
  Fully diluted..............................     (2.99)             .79         2.80(6)      2.48         1.55(7)
Average common shares outstanding:
  Primary....................................      76.0             76.0         76.0         76.0         69.4(8)(9)
  Fully diluted..............................      76.0             76.0         76.0         76.0         72.8(8)

                                                                             DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1995        1994         1993        1992        1991
                                                       --------    --------     --------    --------    --------
BALANCE SHEET DATA:
Total assets........................................   $2,919.5    $3,163.5     $2,734.0    $2,281.9    $2,114.9
Long-term debt......................................    1,427.2     1,440.2      1,194.0       756.3       811.2
Deferred and noncurrent income taxes................         --        43.4         51.0        49.1       167.4
Other noncurrent liabilities........................      292.9       222.3        191.5       187.9        77.3
Common stockholders' equity.........................      895.6     1,125.8      1,047.0       855.0       688.7

-------------------------
(1) This information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.

(2) Includes pretax charges of $146.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations and foreign operations.

(3) Includes pretax charges of approximately $158.5 related principally to the write-off of Salem and Gitano goodwill and $193.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations and foreign operations.

(4) Includes pretax charges of approximately $20.7 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements.

(5) Includes pretax charges of approximately $40 to write inventories down to net realizable value and a pretax charge of $18 related to the write-off of Artex intangibles.

(6) Includes a pretax gain of $67.3 ($.55 per share on both a primary and fully diluted basis) from the Company's investment in Acme Boot Company, Inc. ("Acme Boot"). Excluding this gain, earnings per share were $2.25 on both a primary and fully diluted basis.

(7) Includes the effect of a court ordered refund of Federal income taxes of $10.5, plus interest of $49.4, ($.57 per share on both a primary and fully diluted basis), a pretax charge of $10.2 ($.12 per share on both a primary and fully diluted basis) for certain obligations and other matters related to former subsidiaries and a pretax charge of $39.2 ($.45 per share on both a primary and fully diluted basis) to write down the Company's investment in Acme Boot to its then market value.

(8) In May 1991, the Company completed an underwritten primary offering of 7.5 shares of its Class A Common Stock.

(9) In July 1991, the Company called for redemption all of its 6 3/4% Convertible Subordinated Debentures due March 1, 2002 (the "Debentures") totaling $59.9. The Debentures were converted into Class A Common Stock of the Company at a conversion price of $11.25 per share. Approximately 5.3 shares were issued in the conversion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore and the success of planned advertising, marketing and promotional campaigns. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company:

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1995          1994          1993
                                                        --------      --------      --------
      Net sales......................................   $2,403.1      $2,297.8      $1,884.4
      Gross earnings.................................   $  517.4      $  646.5      $  647.4
      Gross margin...................................       21.5 %        28.1%         34.4%
      Operating earnings (loss)......................   $ (108.1)     $  235.0      $  381.5
      Operating margin...............................       (4.5)%        10.2%         20.2%

OPERATIONS

     In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. See "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

     The above charges were recorded as $158,500,000 of impairment writedown of goodwill, $146,700,000 of increases to cost of goods sold, $47,000,000 of increases to selling, general and administrative costs and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. The amounts the Company will ultimately incur are dependent on certain risks and uncertainties and could differ materially from the amounts assumed in arriving at these charges. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

  1995 COMPARED TO 1994

     Net sales increased 4.6% in 1995 compared to 1994. The increase in net sales was primarily due to price increases in all of the Company's businesses. In addition, the inclusion of a full year of the results of Pro Player, which was acquired in August 1994, and the inclusion of a full year of the revenues of the Company's jeans and sportswear subsidiary, Gitano, the assets of which were acquired in late March 1994, also contributed to the increase in net sales. Gitano's revenues now reflect Gitano's transition to a traditional wholesale operation from a marketing service organization in late 1994. These increases were offset by lower unit volume of the Company's activewear and casualwear products as a result of the sluggish retail environment, a weak back-to-school selling season and competitive selling pressures. In addition, lower unit volume of certain products in the Company's licensed sports apparel business, which has been adversely

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1995 COMPARED TO 1994 -- (CONTINUED)
affected by reduced consumer demand caused by labor issues in certain of the professional sports leagues, resulted in lower unit sales levels in the 1995 period compared to 1994.

     Gross earnings decreased 20% in 1995 compared to 1994 due principally to the charges taken in the fourth quarter of 1995, the lower unit volume in activewear and casualwear, the unfavorable effects of operating certain facilities on reduced production schedules in response to lower than expected consumer demand and the effects of cost increases, all of which more than offset the effect of the price increases.

     The gross margin was 21.5% in 1995 compared to 28.1% in 1994. The gross margin was negatively affected by the charges taken in the fourth quarter of 1995, higher raw material costs, other general cost increases and the unfavorable effects of operating certain facilities on reduced production schedules. Higher sales of closeouts and discontinued products, principally in the Company's casualwear and licensed sports apparel business as a result of the Company's decision to eliminate a number of product offerings, also had a negative impact on gross margin. In addition, a higher proportion of lower margin Gitano products contributed to the gross margin decline. The effect of these items on gross margin was partially offset by the effect of price increases.

     The Company had an operating loss of $108,100,000 in 1995 compared to operating earnings of $235,000,000 in 1994. The operating margin decreased 14.7 percentage points to a negative 4.5% of net sales for 1995. The decrease in operating earnings in 1995 resulted from lower gross earnings combined with higher selling, general and administrative expenses and the recognition of an impairment writedown of goodwill in 1995. Higher selling, general and administrative costs arose principally from the charges taken in the fourth quarter of 1995 and the inclusion of a full year of the Pro Player operations acquired in 1994. The Pro Player operations include proportionally higher selling expenses for royalties as compared to the Company's consumer packaged goods and activewear operations. In addition, higher selling, general and administrative expenses resulted from higher shipping costs as a result of new distribution locations. The increase in selling, general and administrative expenses also includes higher advertising and promotion expenses, charges in the third quarter of 1995 related to severance costs and, in the first six months of 1995, charges related to the curtailment of selling and marketing activities in Mexico, the closing of Gitano's New York office and the consolidation of all Gitano related management functions into the Company's existing operations. Selling, general and administrative expenses were 17.9% of net sales in 1995 compared to 16.4% of net sales in 1994.

     Interest expense for 1995 increased 22.5% from 1994. The increase was primarily due to the effect of higher debt levels in 1995. Higher debt levels in 1995 were due principally to the acquisition of Pro Player in August 1994, higher working capital levels in 1995 and, in the first three months of 1995, the effect of higher debt levels resulting from the acquisition of Gitano in March 1994.

     Included in other expense-net in 1995 are charges of $20,700,000 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements. See "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. Included in other expense - net in 1994 is $16,000,000 of service fee income from Gitano's operations which represented Gitano's transition to a marketing service organization from a traditional wholesaler base. These revenues did not recur after 1994 as Gitano reverted to a traditional apparel wholesaler. In 1994, this fee income was partially offset by $12,500,000 of charges to provide for certain obligations of and legal expenses pertaining to litigation related to retained liabilities of former subsidiaries. In addition, other expense-net in 1995 and 1994 included approximately $5,700,000 and $8,100,000, respectively, of deferred debt amortization and bank fees. Other expense-net in 1995 includes $5,700,000 of gains as compared to $1,900,000 of expense in 1994 related to the settlement of certain foreign currency denominated transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1995 COMPARED TO 1994 -- (CONCLUDED)
     The effective income tax rate for 1995 and 1994 differed from the Federal statutory rate of 35% primarily due to the impact of the impairment writedown of goodwill in 1995 and goodwill amortization, portions of which are not deductible for Federal income tax purposes, state income taxes, the provision for interest related to prior years' taxes and the impact of certain non-deductible foreign losses.

     Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share).

     Earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principles was a loss of $2.99 for 1995 compared to earnings of $.79 in 1994. The net loss per share in 1995 was $3.06 and included a $.07 charge related to the cumulative effect of a change in accounting for pre-operating costs.

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

     Operating earnings decreased 38.4% compared to 1993 while the operating margin decreased ten percentage points to 10.2% of net sales in 1994. The decreases in operating earnings resulted from higher selling, general and administrative expenses and goodwill amortization (from the acquisitions of Salem, Artex, Gitano and Pro Player) in 1994, coupled with the decrease in gross earnings. Selling, general and administrative expenses increased to 16.4% of net sales in 1994 compared to 12.7% of net sales in 1993. Higher selling and other administrative costs arose both from the acquisitions of Salem, Artex, Gitano and Pro Player and from the Company's continuing effort to improve customer service by making investments in added distribution capabilities, computer systems and other infrastructure required to service customers more effectively. In addition, selling, general and administrative expenses in 1994 include charges related to the consolidation of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONCLUDED)
  1994 COMPARED TO 1993 -- (CONCLUDED)
the Company's licensed sportswear operations. Costs associated with the closing of the Artex operations included the write-off of approximately $18,000,000 of intangibles. The increases in selling, general and administrative expenses also include higher royalty costs in 1994, principally due to the acquisitions of the Salem, Artex and Pro Player licensed sports apparel operations.

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

     Included in other expense-net in 1994 is $16,000,000 of service fee income from Gitano's operations which represented Gitano's transition to a marketing service organization from a traditional wholesaler base. These revenues did not recur after 1994 as Gitano reverted to a traditional apparel wholesaler. This was partially offset by $12,500,000 of charges to provide for certain obligations of and legal expenses pertaining to litigation related to retained liabilities of former subsidiaries. In addition, other expense-net in 1994 and 1993 included approximately $8,100,000 and $7,900,000, respectively, of deferred debt fee amortization and bank fees.

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

     In 1993 the Company recorded an extraordinary charge of $8,700,000 ($.11 per share) in connection with the refinancing of its bank credit agreements and the redemption of its 12 3/8% Senior Subordinated Debentures due 2003 (the
"12 3/8% Notes"). The extraordinary charge consisted principally of the non-cash write-off of the related unamortized debt expense on the bank credit agreements, the 12 3/8% Notes and other debt issues and the premiums paid in connection with the early redemption of the 12 3/8% Notes, both net of income tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. In May 1995, the Company entered into a $155,000,000 short-term revolving commitment (the "Short-Term Facility") to supplement its existing revolving lines of credit. The Short-Term Facility was scheduled to expire in May 1996 and has been extended until May 1997. No borrowings are outstanding under this facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)
     The Company has available for the funding of its operations approximately $1,066,600,000 of revolving lines of credit, including the Short-Term Facility. As of March 25, 1996 approximately $398,200,000 was available and unused under these facilities.

     Net cash provided by operating activities for the years ended December 31, 1995 and 1994 were $107,000,000 and $215,100,000, respectively. The primary components of cash provided by operating activities in 1995 were the net loss as adjusted for depreciation and amortization and impairment writedown of goodwill (totaling $95,000,000) plus $59,200,000 of special charges related to long-term items partially offset by deferred income tax benefits of $50,500,000. In 1995 working capital uses were a net $1,300,000 as an increase in inventory of $22,700,000 and a decrease in accounts payable of $53,200,000 were substantially offset by a decrease in notes and accounts receivable of $34,700,000 and other working capital declines of $39,900,000 (primarily the effect of the fourth quarter 1995 charges on other accounts payable and accrued expenses). The primary components of cash provided by operating activities in 1994 were net earnings plus depreciation and amortization (totaling $216,100,000) plus $18,000,000 of special charges related to Artex intangibles partially offset by an increase in working capital of $3,600,000. In 1994, increases in trade accounts payable of $32,500,000 and other working capital declines (primarily increased other current liabilities) of $60,600,000 only partially offset increases in accounts receivable of $23,300,000 and inventories of $73,400,000. The increases in inventory in both 1995 and 1994 reflected the Company's ongoing efforts to improve customer service. In addition, in 1995, the sluggish retail environment which led to lower than anticipated sales volumes and, in 1994, the effect of the acquisitions of Artex, Gitano and Pro Player, resulted in higher inventory levels.

     Net cash used for investing activities in 1995 and 1994 were $103,300,000 and $430,800,000, respectively. Capital expenditures, net of amounts attributable to capital leases of $3,900,000 and $40,600,000 in 1995 and 1994, respectively, were $121,700,000 and $246,400,000 in 1995 and 1994, respectively. In 1994 the Company used approximately $192,100,000 on the acquisitions of Artex, Gitano and Pro Player, the funds for which were provided by borrowings under the New Credit Agreement. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $75,000,000 in 1996.

     Net cash used for financing activities in 1995 was $26,600,000 and consisted primarily of principal payments on long-term debt and capital leases. Net cash provided by financing activities in 1994 was $190,900,000 and consisted principally of borrowings under the Company's bank credit agreements partially offset by principal payments on long-term debt and capital leases.

     In September 1994 the Company entered into a five year operating lease agreement with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. The total cost of assets under lease as of December 31, 1995 was approximately $132,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement No. 123"), "Accounting for Stock-Based Compensation," which provides an alternative to Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. Statement No. 123 allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONCLUDED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED) companies that continue to account for stock-based compensation arrangements under APB No. 25, Statement No. 123 requires disclosure of the pro forma effect on net earnings and earnings per share of its fair value based accounting for those arrangements. The disclosure requirements are effective for fiscal years beginning after December 15, 1995. Management continues to evaluate the provisions of Statement No. 123 and has not determined whether the Company will adopt the recognition and measurement provisions or pro forma disclosure provisions of Statement No. 123, which the Company expects would result in increased compensation expense in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors......................................    17
Consolidated Balance Sheet -- December 31, 1995 and 1994...............................    18
Consolidated Statement of Operations for Each of the Years Ended December 31, 1995,
  1994
  and 1993.............................................................................    19
Consolidated Statement of Cash Flows for Each of the Years Ended December 31, 1995,
  1994
  and 1993.............................................................................    20
Notes to Consolidated Financial Statements.............................................    21
Supplementary Data (Unaudited).........................................................    43
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts.....................................    50

-------------------------
Note: All other schedules are omitted because they are not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
  Fruit of the Loom, Inc.

     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for pre-operating costs in 1995 and for income taxes in 1993.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 14, 1996

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                    1995          1994
                                                                                 ----------    ----------
                                                                                     (IN THOUSANDS OF
                                                                                         DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash).......................   $   26,500    $   49,400
  Notes and accounts receivable (less allowance for possible losses of
    $26,600,000 and $20,700,000, respectively)................................      261,000       295,600
  Inventories
    Finished goods............................................................      522,300       496,200
    Work in process...........................................................      132,400       141,500
    Materials and supplies....................................................       44,800        39,100
  Other.......................................................................       72,800        54,800
                                                                                 ----------    ----------
      Total current assets....................................................    1,059,800     1,076,600
                                                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT
  Land........................................................................       20,100        19,300
  Buildings, structures and improvements......................................      486,400       435,600
  Machinery and equipment.....................................................    1,076,600     1,041,300
  Construction in progress....................................................       24,200        35,200
                                                                                 ----------    ----------
                                                                                  1,607,300     1,531,400
  Less accumulated depreciation...............................................      578,900       473,200
                                                                                 ----------    ----------
      Net property, plant and equipment.......................................    1,028,400     1,058,200
                                                                                 ----------    ----------
OTHER ASSETS
  Goodwill (less accumulated amortization of $257,800,000 and $242,400,000,
    respectively).............................................................      771,100       965,800
  Other.......................................................................       60,200        62,900
                                                                                 ----------    ----------
      Total other assets......................................................      831,300     1,028,700
                                                                                 ----------    ----------
                                                                                 $2,919,500    $3,163,500
                                                                                 ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt........................................   $   14,600    $   23,100
  Trade accounts payable......................................................       60,100       113,300
  Accrued insurance obligations...............................................       38,800        23,600
  Accrued advertising and promotion...........................................       23,800        23,400
  Interest payable............................................................       16,000        18,300
  Accrued payroll and vacation pay............................................       15,300        33,100
  Accrued pension.............................................................       11,300        19,800
  Other accounts payable and accrued expenses.................................      123,900        77,200
                                                                                 ----------    ----------
      Total current liabilities...............................................      303,800       331,800
                                                                                 ----------    ----------
NONCURRENT LIABILITIES
  Long-term debt..............................................................    1,427,200     1,440,200
  Net deferred income taxes...................................................           --        43,400
  Other.......................................................................      292,900       222,300
                                                                                 ----------    ----------
      Total noncurrent liabilities............................................    1,720,100     1,705,900
                                                                                 ----------    ----------
COMMON STOCKHOLDERS' EQUITY
  Common stock and capital in excess of par value, $.01 par value; authorized,
    Class A, 200,000,000 shares, Class B, 30,000,000 shares; issued and outstanding:
    Class A Common Stock, 69,268,701 and 69,160,349 shares, respectively......      465,600       463,700
    Class B Common Stock, 6,690,976 shares....................................        4,400         4,400
  Retained earnings...........................................................      448,100       680,600
  Currency translation and minimum pension liability adjustments..............      (22,500)      (22,900)
                                                                                 ----------    ----------
      Total common stockholders' equity.......................................      895,600     1,125,800
                                                                                 ----------    ----------
                                                                                 $2,919,500    $3,163,500
                                                                                 ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1995          1994          1993
                                                            ----------    ----------    ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................   $2,403,100    $2,297,800    $1,884,400
Cost of sales............................................    1,885,700     1,651,300     1,237,000
                                                            ----------    ----------    ----------
  Gross earnings.........................................      517,400       646,500       647,400
Selling, general and administrative expenses.............      429,700       376,300       240,100
Goodwill amortization....................................       37,300        35,200        25,800
Impairment writedown of goodwill.........................      158,500            --            --
                                                            ----------    ----------    ----------
  Operating earnings (loss)..............................     (108,100)      235,000       381,500
Interest expense.........................................     (116,900)      (95,400)      (72,700)
Gain on Acme Boot investment.............................           --            --        67,300
Other expense-net........................................      (21,700)       (6,100)       (9,000)
                                                            ----------    ----------    ----------
  Earnings (loss) before income tax (benefit) expense,
     extraordinary item and cumulative effect of change
     in accounting principles............................     (246,700)      133,500       367,100
Income tax (benefit) expense.............................      (19,400)       73,200       154,300
                                                            ----------    ----------    ----------
  Earnings (loss) before extraordinary item and
     cumulative effect of change in accounting
     principles..........................................     (227,300)       60,300       212,800
  Extraordinary item -- loss on early retirement of
     debt................................................           --            --        (8,700)
                                                            ----------    ----------    ----------
  Earnings (loss) before cumulative effect of change in
     accounting principles...............................     (227,300)       60,300       204,100
  Cumulative effect of change in accounting principles:
     Pre-operating costs.................................       (5,200)           --            --
     Income taxes........................................           --            --         3,400
                                                            ----------    ----------    ----------
  Net earnings (loss)....................................   $ (232,500)   $   60,300    $  207,500
                                                            ==========    ==========    ==========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary item and
     cumulative effect of change in accounting
     principles..........................................      $ (2.99)      $   .79       $  2.80
  Extraordinary item.....................................           --            --          (.11)
  Cumulative effect of change in accounting principles:
     Pre-operating costs.................................         (.07)           --            --
     Income taxes........................................           --            --           .04
  Net earnings (loss) per common share...................      $ (3.06)      $   .79       $  2.73
  Average common shares outstanding......................       76,000        76,000        76,000

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1995         1994         1993
                                                             ---------    ---------    ---------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)......................................  $(232,500)   $  60,300    $ 207,500
  Adjustments to reconcile to net cash provided by
     operating activities:
     Cumulative effect of change in accounting
       principles..........................................      5,200           --       (3,400)
     Impairment writedown of goodwill......................    158,500           --           --
     Depreciation and amortization.........................    169,000      155,800      121,600
     Deferred income tax (benefit) expense.................    (50,500)      (7,600)      30,200
     Decrease (increase) in notes and accounts
       receivable..........................................     34,700      (23,300)      14,200
     Increase in inventories...............................    (22,700)     (73,400)    (130,700)
     (Decrease) increase in trade accounts payable.........    (53,200)      32,500       (6,000)
     Other working capital changes.........................     39,900       60,600      (29,700)
     Special charges related to long-term items............     59,200       18,000           --
     Extraordinary item....................................         --           --        8,700
     Gain on Acme Boot investment..........................         --           --      (67,300)
     Net payments on retained liabilities related to former
       subsidiaries........................................    (16,300)     (14,400)     (38,600)
     Other-net.............................................     15,700        6,600      (16,700)
                                                             ---------    ---------    ---------
          Net cash provided by operating activities........    107,000      215,100       89,800
                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.....................................   (125,600)    (287,000)    (262,500)
  Less amount attributable to capital leases...............      3,900       40,600        2,900
                                                             ---------    ---------    ---------
          Capital expenditures.............................   (121,700)    (246,400)    (259,600)
  Acquisition of Gitano....................................         --      (91,400)          --
  Acquisition of Pro Player................................         --      (55,700)          --
  Acquisition of Artex.....................................         --      (45,000)          --
  Acquisition of Salem.....................................         --           --     (157,600)
  Net proceeds from Acme Boot investment...................         --           --       72,900
  Other-net................................................     18,400        7,700        8,400
                                                             ---------    ---------    ---------
          Net cash used for investing activities...........   (103,300)    (430,800)    (335,900)
                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under long-term debt
     agreements............................................     (4,100)     232,300      782,400
  Principal payments on long-term debt and capital
     leases................................................    (23,000)     (42,200)    (100,700)
  Decrease in short-term notes payable.....................         --           --      (65,100)
  Refinancing of long-term debt............................         --           --     (267,900)
  Prepayment of long-term debt.............................         --           --      (82,300)
  Debt redemption premiums.................................         --           --       (3,300)
  Other-net................................................        500          800         (200)
                                                             ---------    ---------    ---------
       Net cash (used for) provided by financing
          activities.......................................    (26,600)     190,900      262,900
                                                             ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents
  (including restricted cash)..............................    (22,900)     (24,800)      16,800
Cash and cash equivalents (including restricted cash) at
  beginning of year........................................     49,400       74,200       57,400
                                                             ---------    ---------    ---------
Cash and cash equivalents (including restricted cash) at
  end of year..............................................  $  26,500    $  49,400    $  74,200
                                                             =========    =========    =========

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

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates depending upon certain risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore and the success of planned advertising, marketing and promotional campaigns.

     INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). Approximately 72% of year-end inventory amounts at December 31, 1995 and 1994 are determined using the last-in, first-out cost method. If the first-in, first-out method had been used, such inventories would have been $88,500,000 and $41,500,000 higher than reported at December 31, 1995 and 1994, respectively. The remainder of the inventories are determined using the first-in, first-out method.

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

     IMPAIRMENT. In 1995 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement No. 121"). Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

     PRE-OPERATING COSTS. Prior to 1995 pre-operating costs associated with the start-up of significant new production facilities were deferred and amortized over three years. Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share) in 1995.

     FUTURES CONTRACTS. The Company periodically enters into futures contracts and call options as hedges for its purchases of cotton for inventory as a means of fixing its cotton costs. Futures contracts are closed by either cash settlement or actual delivery of cotton. Gains and losses on these hedges are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. As of December 31, 1995 the Company has entered into contracts which cover a significant portion of its estimated cotton usage for 1996 and 1997.

     FORWARD CONTRACTS. Prior to 1995 the Company had entered into forward contracts to cover its principal and interest obligations on certain foreign currency denominated bank loans. The original discount on these contracts was amortized over the life of the contract and served to reduce the effective interest cost of these loans. In addition, the Company continues to enter into forward contracts to cover the future obligations of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED) certain foreign subsidiaries for certain inventory purchases. Gains and losses related to qualifying hedges of firm commitments are deferred and are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. Gains and losses related to anticipated transactions that do not qualify as hedges are recognized as components of other income or expense as they are incurred.

     DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 31, 1995 and 1994 were $42,200,000 and $33,500,000, respectively. At December 31, 1995 and 1994, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $70,900,000 and $54,300,000, respectively, in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland or Germany.

     STOCK-BASED COMPENSATION. The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB No. 25, and, accordingly, typically recognizes no compensation expense for these stock option grants.

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

SPECIAL CHARGES

     In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service.

     During 1995, management reviewed the operations of Salem and Gitano and decided to discontinue the use of the SALEM brand and redeployed the other tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel business. In addition, the Company determined that significant changes and investment would be necessary to restructure the Gitano business and implemented a plan to improve Gitano's profitability. The Company determined that the carrying value of the intangible assets related to the Salem and Gitano businesses were not expected to be recovered by their future undiscounted cash flows. Future cash flows were based on forecasted trends for the particular businesses and assumed capital spending in line with expected requirements. Accordingly, impairment writedowns of goodwill of $158,500,000 reflect the write-off of all goodwill related to the Salem and Gitano businesses. See "ACQUISITIONS."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONCLUDED)
     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased facilities, the write-off of fixed assets related to these facilities and changes in estimates of the cost of certain of the Company's insurance obligations. The Company recorded charges of approximately $5,800,000 related to the cost of providing severance and benefits to employees affected by the facility closings as well as certain administrative headcount reductions. The Company recorded charges of approximately $91,100,000 related to other asset writedowns, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities in connection with the prior sale of certain discontinued operations. Also, the Company adopted a plan to realign certain of its corporate headquarters functions and to terminate its relationship for management services with Farley Industries, Inc. ("FII") and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. See "RELATED PARTY TRANSACTIONS."

     The above charges were recorded as $158,500,000 of impairment writedown of goodwill, $146,700,000 of increases to cost of goods sold, $47,000,000 of increases to selling general and administrative costs and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. The amounts the Company will ultimately incur are dependent on certain risks and uncertainties and could differ materially from the amounts assumed in arriving at these charges. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

ACQUISITIONS

     In late January 1994 the Company acquired Artex for approximately $45,000,000. In late March 1994 the Company acquired certain assets of Gitano for approximately $91,400,000. In August 1994 the Company acquired Pro Player for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation based in part on the attainment of certain levels of operating performance by the acquired entity. In November 1993 the Company acquired Salem for approximately $157,600,000, including approximately $23,900,000 of Salem debt which was repaid by the Company. The aforementioned acquisitions (collectively, the "Acquisitions") were accounted for using the purchase method of accounting. Accordingly, the purchase prices were preliminarily allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $215,000,000 and was originally being amortized over periods ranging from 15 to 20 years. In 1995, the Company wrote-off the remaining balance of all goodwill related to the acquisitions of Salem and Gitano. See "SPECIAL CHARGES." In 1994, the Company wrote-off the remaining intangibles related to the Acquisition of Artex.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totaling $2,700,000 and $4,100,000 were included in cash and cash equivalents at December 31, 1995 and 1994, respectively. These investments were carried at cost, which approximated quoted market value.

     Included in short-term investments at December 31, 1995 and 1994 was $1,500,000 of restricted cash collateralizing domestic subsidiaries' letters of credit and insurance obligations.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)

                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                         INTEREST RATE         1995          1994
                                                         -------------      ----------    ----------
Senior Secured
  Capitalized lease obligations, maturing
     1995-2017(1).......................................   3.1 - 12.96%     $  110,300       116,900
                                                                            ----------    ----------
     Total senior secured...............................                       110,300       116,900
                                                                            ----------    ----------
Senior Unsecured
  Foreign Facility Loans, maturing 1995.................      Variable(2)           --         5,400
  Fixed rate debt, maturing 1995-2008...................          6.97%        117,900       123,400
  Foreign Credit Facilities, maturing 1997-1999.........      Variable(3)       50,900        38,000
  New Term Loan, maturing 1998..........................      Variable(4)       40,000        40,000
  New Credit Agreement, maturing 1999...................      Variable(5)      503,400       521,700
  Fixed rate debt, maturing 1999(6)(7)..................          7.97%        249,300       249,100
  Nonredeemable fixed rate debt, maturing 2003(7)(8)....          6.61         149,000       148,900
  Fixed rate debt, maturing 2011(9).....................          12.6          72,900        71,900
  Nonredeemable fixed rate debt, maturing 2023(7)(10)...          7.49         148,100       148,000
                                                                            ----------    ----------
     Total Senior Unsecured.............................                     1,331,500     1,346,400
                                                                            ----------    ----------
Total...................................................                     1,441,800     1,463,300
Less current maturities.................................                       (14,600)      (23,100)
                                                                            ----------    ----------
Total long-term debt....................................                    $1,427,200    $1,440,200
                                                                            ==========    ==========

-------------------------
 (1) Represents the present value of future rentals on capitalized leases. The capitalized leases are secured by the related property under lease.

 (2) Interest ranged from 2.1% to 3.7% during 1995 and from 1.89% to 3.6% during 1994. (These rates are net of discount amortization. The Company entered into forward contracts that fixed the dollar amount of interest that had to be paid.)

 (3) Interest ranged from 4.43% to 11.54% during 1995 and from 5.68% to 7.1% during 1994. The weighted average interest rate for borrowings outstanding at December 31, 1995 was approximately 7.29%.

 (4) Interest ranged from 6.44% to 7.13% during 1995 and from 4% to 6.86% during 1994. The weighted average interest rate for borrowings outstanding under the New Term Loan at December 31, 1995 was approximately 6.77%.

 (5) Interest ranged from 5.49% to 9% during 1995 and from 3.41% to 8.5% during 1994.

 (6) Net of unamortized discount of $700 and $900 in 1995 and 1994, respectively (nominal rate 7.875%).

 (7) The obligations of the Company under the New Credit Agreement, the Canadian Note (as hereinafter defined) and the Foreign Credit Facilities are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of this fixed rate debt with respect to such guarantees.

 (8) Net of unamortized discount of $1,000 and $1,100 in 1995 and 1994, respectively (nominal rate 6.5%).

 (9) Net of unamortized discount of $52,100 and $53,100 in 1995 and 1994, respectively (nominal rate 7%).

(10) Net of unamortized discount of $1,900 and $2,000 in 1995 and 1994, respectively (nominal rate 7.375%).

     In August 1993, the Company entered into the New Credit Agreement. Certain indebtedness of the Company under pre-existing secured domestic bank agreements (the "Credit Agreements") was refinanced with the proceeds of loans under the New Credit Agreement and the Credit Agreements were terminated at

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONCLUDED)
that time. The New Credit Agreement provides the Company with an $800,000,000 revolving line of credit which expires in June 1999 and includes a letter of credit facility. At December 31, 1995 and 1994, approximately $73,000,000 of letters of credit were issued under the New Credit Agreement to secure a bond posted in connection with the appeal of the LMP Litigation. Borrowings under the New Credit Agreement bear interest at a rate approximating the prime rate (8.5% at December 31, 1995) or, at the election of the Company, at rates approximating LIBOR (5.63% at December 31, 1995) plus 30 basis points. The Company also pays a facility fee (the "Facility Fee") under the New Credit Agreement equal to 15 basis points on the aggregate commitments thereunder. Interest rates and the Facility Fee are subject to increase or decrease based upon the Company's unsecured debt rating. The weighted average interest rate for borrowings outstanding under the New Credit Agreement at December 31, 1995 was approximately 6.31%. Borrowings under the New Credit Agreement are guaranteed by certain of the Company's subsidiaries.

     The Company has $98,400,000 of standby letter of credit facilities from its bank lenders. At December 31, 1995 and 1994, approximately $79,600,000 and $83,300,000, respectively, of letters of credit were issued under this facility to secure various insurance and other obligations reflected in the accompanying Consolidated Balance Sheet. In addition, the Company has $110,000,000 of trade letter of credit facilities. At December 31, 1995 and 1994, the Company had $16,700,000 and $51,100,000, respectively, of documentary letters of credit outstanding under these facilities to finance various trade activities.

     In August 1993, the Company's wholly-owned subsidiary, Fruit of the Loom Canada, Inc., issued an unsecured senior note due in installments through 2008 (the "Canadian Note") in a private placement transaction with certain insurance companies. The Canadian Note is fully guaranteed by the Company and its principal operating subsidiaries and ranks pari passu in right of payment with the New Credit Agreement.

     In 1993, the Company redeemed its 12 3/8% Notes. The Company recorded an extraordinary charge in 1993 of approximately $8,700,000 ($.11 per share) relating to the early extinguishment of debt, primarily in connection with the refinancing of the Credit Agreements and the redemption of the 12 3/8% Notes. The extraordinary charge consists principally of the non-cash write-off of the related unamortized debt expense on the Credit Agreements, the 12 3/8% Notes and other debt issues and the premiums paid in connection with the early redemption of the 12 3/8% Notes, both net of income tax benefits.

     The New Credit Agreement imposes certain limitations on, and requires compliance with covenants from, the Company and its subsidiaries including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on incurrence of additional indebtedness and granting of certain liens and guarantees; and (iii) restrictions on mergers, sale and leaseback transactions, asset sales and investments. The New Credit Agreement also allows the Company to pay dividends on its common stock so long as, among other things, the aggregate amount of such dividends paid since January 1, 1996 does not exceed the sum of approximately $80,000,000 and fifty percent of the Company's consolidated net earnings since January 1, 1996.

     The New Credit Agreement provides for the acceleration of amounts outstanding thereunder should any person or entity other than William Farley, or any person or entity controlled by William Farley, control more than 50% of the voting stock or voting rights associated with such stock of the Company.

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $14,600,000 in 1996; $41,700,000 in 1997;
$63,500,000 in 1998; $783,100,000 in 1999; and $9,900,000 in 2000.

     Cash payments of interest on debt were $114,600,000, $86,600,000 and $67,100,000 in 1995, 1994 and 1993, respectively. These amounts exclude amounts capitalized.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

FINANCIAL INSTRUMENTS

     Prior to December 31, 1995, certain of the Company's foreign subsidiaries had entered into forward exchange contracts to hedge currency exposure relative to certain inventory purchases and principal and interest obligations of certain foreign currency denominated bank loans. The Company primarily sold European currencies and purchased United States dollars. At December 31, 1995 no foreign currency forward exchange contracts were outstanding. As of December 31, 1994 the primary foreign currencies sold forward to hedge the foreign currency exposure relative to inventory purchases expressed in United States dollar equivalents were as follows: $1,800,000 Italian lira, $1,900,000 German marks, $2,000,000 British pounds and $1,800,000 French francs. At December 31, 1994, the Company had bought forward Greek drachma relative to its Greek drachma denominated debt obligations, the value of which was the United States dollar equivalent of $5,600,000. The original discount of the purchased forward contracts served to reduce the effective interest cost of the drachma denominated loans and effectively made these loans the equivalent of United States dollar based loans. All of the aforementioned contracts matured in 1995.

     The fair value of the Company's foreign exchange forward contracts was estimated based on quoted market prices of comparable contracts. At December 31, 1994, the fair value for the Company's forward contracts approximated their face value.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices when available. At December 31, 1995 and 1994, the fair value of the Company's debt was approximately $1,505,000,000 and $1,369,000,000, respectively.

     The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not anticipate nonperformance of the counterparties. The Company does not require collateral from its counterparties and management believes that the Company would not realize a material loss in the event of nonperformance by the counterparties.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 42.5% of net sales in 1995 and approximately 26.2% of gross accounts receivable at December 31, 1995. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under Superfund Legislation, in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at December 31, 1995 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $85,800,000. The Company has recorded receivables related to these environmental liabilities of approximately $39,100,000 which management believes will be recovered from insurance and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves related to discontinued operations principally pertain to 11 specifically identified environmental sites and the aforementioned product liabilities. Four sites and the total product liabilities individually represent more than 10% of the net reserve and in the aggregate represent approximately 95% of the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management currently estimates actual payments before recoveries to range from approximately $5,600,000 to $28,300,000 annually between 1996 and 1999 and $19,300,000 in total subsequent to 1999. Only the long-term monitoring costs of approximately $11,300,000, primarily scheduled to be paid in 2000 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid over approximately the next 20 years, is approximately $28,200,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the EPA has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1996 and future years.

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

     Pursuant to the stock purchase agreement (the "Stock Purchase Agreement") under which Universal was sold, the Company agreed to indemnify MagneTek for a two-year period following the sale of Universal for certain contingent liabilities. MagneTek brought suit against the Company for declaratory and other relief in connection with the indemnification under the Stock Purchase Agreement. In April 1992, the Los Angeles County, California Superior Court found that the Company was obligated by the Stock Purchase Agreement to indemnify MagneTek for any liability that may be assessed against MagneTek or Universal in the LMP Litigation and to reimburse MagneTek for, among other things, its costs and expenses in defending that case. The court entered a judgment requiring the Company to reimburse and indemnify MagneTek in two stages: currently, to reimburse MagneTek for costs of defense and related expenses in the LMP Litigation, plus costs of litigating the indemnity case with the Company; and at a later date, if and when any liability in the LMP

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
Litigation is finally determined or a settlement is reached in that case, to reimburse and/or indemnify MagneTek for that amount as well. In 1993 the Company paid approximately $9,600,000 in settlement of its obligations to MagneTek related to the litigation expenses incurred by MagneTek.

     In October 1994, following a retrial of the LMP Litigation, a jury returned a verdict of approximately $96,000,000 against Universal. The jury verdict included breach of contract and fraud damages and approximately $6,000,000 in punitive damages. The Company is obligated to indemnify Universal for damages incurred in this case.

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel and on other information currently available, management believes that the court committed numerous errors during the trial and, accordingly, that the judgment will not stand on appeal. The Company filed its opening brief in the LMP appeal on September 27, 1995. The plaintiffs' responsive brief was filed in March 1996.

     In March 1988, a class action suit entitled Endo, et al. v. Albertine, et al. was filed in the District Court against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleges, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and seeks unspecified damages.

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

     Management believes, based on information currently available, that the ultimate resolution of the aforementioned matters will not have a material adverse effect on the financial condition or results of operations of the Company, but the ultimate resolution of certain of these matters, if unfavorable, could be material to the results of operations of a particular future period.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
     In August 1991, two creditors of a former subsidiary of Northwest, Lone Star Steel Company, Inc. (a wholly owned subsidiary of Lone Star Technologies, Inc., a publicly owned company) brought suit against the Company in the Superior Court of the State of Delaware. In this suit, the creditors sought damages of approximately $13,100,000, plus interest, against the Company for what they alleged was the remaining liability under certain leases. In January 1993, the Superior Court of Delaware issued an Opinion and Order finding that the leases were in default, but made no findings as to the amount of damages. The Company appealed the ruling and on June 4, 1993 the Supreme Court of Delaware entered an order affirming the Opinion and Order of the Superior Court of Delaware issued in January 1993. In December 1993, the Company paid the lessors approximately $9,500,000 in settlement of this suit.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "RELATED PARTY TRANSACTIONS."

     In connection with the Company's transaction with Acme Boot during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred or created by Acme Boot under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). FI owns 100% of the common stock of Acme Boot. William Farley, an executive officer and a director of the Company, holds 100% of the common stock of FI. See "RELATED PARTY TRANSACTIONS." At December 31, 1995 the Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit. The Acme Boot Credit Facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries. At December 31, 1995 approximately $21,000,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facility.

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in January 1997. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock"). The Company has fully reserved for the amount of the Junior Preferred Stock. The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Series B Preferred Stock (the "Acme 12 1/2% Preferred Stock") is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONCLUDED)
     Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):

                            CONDENSED BALANCE SHEET

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1995          1994
                                                                --------      --------
        Current assets........................................  $ 52,100      $ 61,000
        Noncurrent assets -- net..............................     8,900        10,900
                                                                --------      --------
                                                                $ 61,000      $ 71,900
                                                                ========      ========
        Current liabilities...................................  $ 35,500      $ 20,100
        Noncurrent liabilities................................    47,700        83,600
        Preferred stock.......................................     2,500        22,300
        Common stockholders' deficit..........................   (24,700)      (54,100)
                                                                --------      --------
                                                                $ 61,000      $ 71,900
                                                                ========      ========

                       CONDENSED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED DECEMBER
                                                                         31,
                                                                ----------------------
                                                                  1995          1994
                                                                --------      --------
        Net sales.............................................  $133,600      $135,000
                                                                ========      ========
        Gross earnings........................................  $ 26,900      $ 36,600
                                                                ========      ========
        Operating (loss) earnings.............................  $ (9,200)     $  3,600
                                                                ========      ========
        Extraordinary gain on early retirement of debt........  $ 26,700      $     --
                                                                ========      ========
        Net earnings (loss)...................................  $  9,200      $ (5,500)
                                                                ========      ========

LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. The total cost of assets under lease as of December 31, 1995 was approximately $132,000,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company expects the fair market value of the leased equipment, subject to the purchase option or sold to a third party, to substantially reduce or eliminate the Company's payment under the residual value guarantee. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. At December 31, 1995 the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LEASE COMMITMENTS -- (CONCLUDED)
maximum amount of the residual value guarantee relative to the assets under the lease at December 31, 1995 is approximately $88,400,000.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1995 (in thousands of dollars):

                                                                  CAPITALIZED      OPERATING
                                                                    LEASES          LEASES
                                                                  -----------      ---------
        YEAR ENDING DECEMBER 31,
          1996.................................................    $  16,800       $  28,700
          1997.................................................       24,200          25,000
          1998.................................................       10,800          22,100
          1999.................................................        7,700          19,100
          2000.................................................        7,700           3,200
          Years subsequent to 2000.............................      120,800           6,800
                                                                    --------        --------
        Total minimum lease payments...........................      188,000       $ 104,900
                                                                                    ========
        Imputed interest.......................................      (77,700)
                                                                    --------
        Present value of minimum capitalized lease payments....      110,300
        Current portion........................................       (8,800)
                                                                    --------
        Long-term capitalized lease obligations................    $ 101,500
                                                                    ========

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1995          1994
                                                                  --------      --------
        Land...................................................   $ 10,200      $  9,800
        Buildings, structures and improvements.................     71,700        72,900
        Machinery and equipment................................     95,800        94,800
                                                                  --------      --------
                                                                   177,700       177,500
        Accumulated depreciation...............................    (85,700)      (78,500)
                                                                  --------      --------
                                                                  $ 92,000      $ 99,000
                                                                  ========      ========

     Rental expense for operating leases amounted to $30,200,000, $20,200,000 and $11,600,000 in 1995, 1994 and 1993, respectively.

STOCK PLANS

     In 1995, the Company's Board of Directors approved the repricing of certain of the Company's stock options which had exercise prices higher than the then market price of the Company's Class A Common Stock. The Company took this action as a means of reestablishing the long-term incentive benefits for which the stock option plans were originally designed. The Company exchanged previously granted stock options for fewer new stock options at an exercise price equal to the fair market value on the date of the exchange using a replacement formula based on the modified Black-Scholes Option Pricing Model.

     In 1995, the Company established the 1995 Executive Incentive Compensation Plan (the "1995 EICP"). The 1995 EICP provides for the granting of non-qualified stock options, stock appreciation rights, restricted

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
stock, deferred stock, dividend equivalents, other stock related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The 1995 EICP replaced the 1994 Plan, as hereinafter defined, and no further grants are allowable under the 1994 Plan. The 1995 EICP is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee") and provides for the granting of up to 2,000,000 shares plus any shares of Class A Common Stock which are or become available under the 1994 Plan, the 1992 Plan (as hereinafter defined) and the 1987 Plan (as hereinafter defined), plus 5% of the number of shares of Class A Common Stock newly issued by the Company during the term of the 1995 EICP. Stock options may be granted under the 1995 EICP to eligible employees of the Company, its parent, its subsidiaries and certain entities who provide services to the Company, at a price not less than the market price on the date of grant. Options granted vest and may be exercised at such time as prescribed by the Compensation Committee. The Compensation Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award under the 1995 EICP, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a change of control of the Company as defined in the 1995 EICP. The Company granted 4,660,500 options in 1995, including 2,509,100 options which were exchanged in the repricing in 1995, to eligible employees at prices ranging from $17.75 to $26.13. The Company cancelled 2,051,400 options under the 1995 EICP during 1995. At December 31, 1995 approximately 6,580,500 shares, including shares which became available under the 1994 Plan, the 1992 Plan and the 1987 Plan, were reserved for issuance and 967,500 shares were exercisable under the 1995 EICP at prices ranging from $17.75 to $26.13.

     In 1995 the Company granted 56,000 shares of performance units under the 1995 EICP. These units confer upon the participants in the 1995 EICP the right to receive one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned at the end of a performance and service period.

     At December 31, 1995 and 1994, approximately 707,400 and 1,494,700 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1987 Stock Option Plan (the "1987 Plan"). Under the terms of the Plan, options were granted to eligible employees of the Company, its parent and its subsidiaries at a price not less than the market price on the date of grant. Option shares must be exercised within the period prescribed by the Compensation Committee at the time of grant but not later than ten years and one day from the date of grant. The 1987 Plan provides for the granting of qualified and nonqualified stock options.

     The following summarizes the activity of the 1987 Plan for 1995:

                                                                  OPTION PRICE           SHARES
                                                                   PER SHARE          UNDER OPTION
                                                             ----------------------   ------------
        Outstanding at December 31, 1994..................    $ 6 3/8 to  $47 5/8      1,434,300

        Options exercised.................................    $ 6 3/8 to  $14 1/2        (50,900)

        Options canceled..................................    $20 1/4 to  $47 5/8       (676,000)
                                                                                       ---------
        Outstanding and exercisable at December 31,
          1995............................................    $ 6 3/8 to  $41 3/8        707,400
                                                                                       =========

     In 1994 the Company established the Executive Incentive Compensation Plan (the "1994 Plan"). The 1994 Plan provided for the granting of non-qualified stock options, incentive stock options, performance shares and annual incentive awards. The 1994 Plan is administered by the Compensation Committee and originally provided for the granting of up to 3,600,000 shares under the plan, which shares were reserved and available for purchase under the provisions of the plan. The 1994 Plan was replaced by the 1995 EICP. Stock options were granted under the 1994 Plan to eligible employees of the Company, its parent, its subsidiaries and certain entities who provide services to the Company at a price not less than the market price on the date of grant.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
Options granted vested at such time as prescribed by the Compensation Committee, but in no event was any option exercisable prior to six months following its grant. No option granted was exercisable later than the tenth anniversary date of its grant.

     The following summarizes the activity of the 1994 Plan for 1995:

                                                                   OPTION PRICE          SHARES
                                                                     PER SHARE         UNDER OPTION
                                                                   ------------        ------------
        Outstanding at December 31, 1994...................     $24 3/4 to $30 7/8       664,100

        Options cancelled..................................     $24 3/4 to $30 7/8      (583,200)
                                                                                       ---------

        Outstanding and exercisable at December 31, 1995...     $25 3/4 to $30 7/8        80,900
                                                                                       =========

     Performance shares were granted under the 1994 Plan to eligible employees of the Company, its parent, its subsidiaries and certain entities who provide services to the Company. Each performance share has a value equal to the market price of the Company's Class A Common Stock on the date the performance share is earned. The Compensation Committee sets performance goals to be achieved over performance periods of not less than two years. The extent to which performance goals based on total shareholder return over at least a two year period are met will determine the number of performance shares earned by participants. Payment of earned performance shares shall be made in either cash or shares of Class A Common Stock within seventy five days following the close of the performance period. In September of 1995, the performance period was extended by two years to December 31, 1997. If the shares are not earned in 1996 under the original performance schedule, higher performance goals will be effective for 1997.

     In 1995 the Company's stockholders approved the Company's 1995 Non-Employee Directors' Stock Plan (the "1995 Directors' Plan"). The 1995 Directors' Plan provides for the issuance of up to 200,000 shares of the Company's Class A Common Stock which shares are reserved and available for issuance under the plan. Only directors who are not employees of the Company, any parent or subsidiary of the Company or FII are eligible to participate in the 1995 Directors' Plan. The 1995 Directors' Plan provides for an initial grant to each non-employee director of a right to receive 2,500 shares of the Company's Class A Common Stock (each share representing one "Restricted Stock Unit"). In addition, the 1995 Directors' Plan provides for automatic annual grants of 1,250 Restricted Stock Units in 1995 and 1,850 Restricted Stock Units thereafter to each non-employee director at the close of business on the date 120 days after the annual meeting of stockholders. The right to receive shares of the Company's Class A Common Stock in settlement of a Restricted Stock Unit is subject to forfeiture in the event the recipient ceases to serve as a director prior to the second anniversary of the date of grant for any reason other than death, disability, retirement or upon the occurrence of a change of control as defined in the 1995 EICP. At December 31, 1995 22,500 Restricted Stock Units are outstanding under the 1995 Directors' Plan.

     In 1993, the Company's stockholders approved the Company's Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provided for the issuance of options to purchase up to 175,000 shares of Class A Common Stock, which shares were reserved and available for purchase upon the exercise of options granted under the Directors' Plan. As of December 31, 1995 no additional shares can be granted under the Directors' Plan. Only directors who were not employees of the Company, any parent or subsidiary of the Company or FII were eligible to participate in the Directors' Plan. The Directors' Plan was administered by the Company's Board of Directors. Under the Directors' Plan each non-employee director was initially granted an option to purchase 7,500 shares of Class A Common Stock. On the date of each annual meeting at which such person was elected or after which the person continued as a non-employee director, such non-employee director was granted an option to purchase 2,500 shares of Class A Common Stock. The options were exercisable at a price per share equal to the fair market value per share of the Class A Common Stock on the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONCLUDED)
date of grant. Option shares must be exercised not later than ten years from the date of grant and do not become exercisable until the first anniversary of the date of grant. At December 31, 1995, 72,500 options are outstanding and exercisable at prices ranging from $30.88 to $42.

     In 1992, the Company established the 1992 Executive Stock Option Plan (the "1992 Plan"). The 1992 Plan provided for the issuance of options to purchase up to 975,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of stock options granted under the 1992 Plan. The 1992 Plan is administered by the Compensation Committee. In 1992, options to purchase 975,000 shares of Class A Common Stock were granted under the 1992 Plan to two directors of the Company who were also employees of the Company. The options are exercisable at a price of $28.88 per share (which was the closing price of the Class A Common Stock on the date of grant). Pursuant to the terms of the grants, options for the shares vest (subject to acceleration under certain circumstances) as follows: (i) one-third of the options granted vested immediately upon grant; (ii) one-third of the options granted vest if the closing price of the Class A Common Stock reaches or exceeds $45 per share for 90 consecutive days within six years from the date of grant; and (iii) the remaining one-third of the options granted vest if the closing price of the Class A Common Stock reaches or exceeds $60 per share for 90 consecutive days within six years from the date of grant. All vested options expire ten years and one day after the date of grant. Options which do not vest because the Company's stock price has not reached the targeted price levels for vesting expire six years after the date of grant. As of December 31, 1994, 325,000 of these options were exercisable and none of these options had been exercised or canceled. These 325,000 options were cancelled and a total of 227,500 options were issued in their place under the 1995 EICP in connection with the option repricing in 1995. The remaining options under the 1992 Plan were not repriced. In January 1996, 150,000 of these remaining options were cancelled.

     In July 1991, the Company granted an option to purchase 50,000 shares of the Class A Common Stock to a director of the Company who is also an employee of FII at a purchase price of $10.25 per share. The exercise period of the option terminates ten years and one day from the date of grant. As of December 31, 1995, none of these options have been exercised or canceled.

     At December 31, 1995 and 1994, approximately 181,300 and 238,800 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1989 Stock Grant Plan. Under the terms of this plan, eligible employees of the Company, its parent and its subsidiaries are awarded shares, subject to forfeitures or certain restrictions which generally expire three years from the date of the grant. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to the above mentioned restrictions. The Company canceled 5,300 previously issued shares during 1995. The Company granted approximately 62,800 shares to eligible employees during 1995.

     At December 31, 1995 and 1994, approximately 298,600 shares of Class A Common Stock were reserved for issuance under the Company's 1987 Long-Term Bonus Plan. Under the terms of this plan, eligible employees of the Company's operating subsidiary participate in cash and stock bonus pools for four year plan periods. Awards under this plan are payable in a combination of cash and stock. No new four year plan period began subsequent to December 31, 1990.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
                                                                          (IN THOUSANDS)
Common Shares
  Balance, beginning of period................................     75,851      75,724      75,554
  Class A shares issued upon exercise of options..............         51          52         106
  Class A shares issued under stock grant plan-net............         58          29          12
  Class A shares issued under long-term bonus plan............         --          46          52
                                                                 --------    --------    --------
  Balance, end of period......................................     75,960      75,851      75,724
                                                                 ========    ========    ========
Common Stock and Capital in Excess of Par Value
  Balance, beginning of period................................   $468,100    $464,000    $458,400
  Class A shares issued upon exercise of options..............        700       1,000       2,400
  Class A shares issued under stock grant plan-net............      1,200       2,000         700
  Class A shares issued under long-term bonus plan............         --       1,100       2,400
  Other.......................................................         --          --         100
                                                                 --------    --------    --------
  Balance, end of period......................................   $470,000    $468,100    $464,000
                                                                 ========    ========    ========
Retained Earnings
  Balance, beginning of period................................   $680,600    $620,300    $412,800
  Net earnings (loss).........................................   (232,500)     60,300     207,500
                                                                 --------    --------    --------
  Balance, end of period......................................   $448,100    $680,600    $620,300
                                                                 ========    ========    ========
Currency Translation and Minimum Pension Liability Adjustments
  Balance, beginning of period................................   $(22,900)   $(37,300)   $(16,200)
  Translation adjustments-net.................................      1,000      14,400     (21,100)
  Minimum pension liability adjustment........................       (600)         --          --
                                                                 --------    --------    --------
  Balance, end of period......................................   $(22,500)   $(22,900)   $(37,300)
                                                                 ========    ========    ========

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

     In March 1996 the Company adopted a stockholder rights plan (the "Rights Plan") by which preferred stock purchase rights were distributed for each outstanding share of the Company's Class A Common Stock and Class B Common Stock. The Rights Plan provides for Series A Rights and Series B Rights. Each Series A Right entitles holders of the Company's common stock to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $90. The Series A Rights will be exercisable only if a person or entity acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or entity would own 15% or more of the common stock.

     Generally, if any person or entity becomes the beneficial owner of 15% or more of the Company's common stock, each Series A Right not owned by such a person or entity will enable its holder both to (i) purchase Class A Common Stock of the Company having a value of $180 for a purchase price of $90 and (ii) receive a Series B Right. In addition, in such case, if the Company is thereafter involved in a merger or other business combination transaction with another entity or sells 50% or more of its assets or earning power to another person or entity, each Series B Right and each Series A Right that has not previously been exercised will entitle its holder to purchase, at $90 per Series A and Series B Right, common shares of such other entity having a value of twice that price.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY -- (CONCLUDED)
     The Company generally will be entitled to amend the Rights Plan and redeem the Series A Rights at $.01 per Series A Right at any time prior to the time a person or group has acquired 15% of the Company's common stock. The Series B Rights cannot be redeemed after the time they are issued. The foregoing description of the Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Rights Plan.

     Approximately 9.2% of the Company's common stock at December 31, 1995 is held by FI and William Farley. Because these affiliates hold all of the Class B Common Stock of the Company outstanding, which has five votes per share, they control approximately 32.9% of all voting rights of the Company. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock and Class B Common Stock voting together as a single class, except for the election of directors. With respect to the election of directors, holders of the Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors constituting the entire Board of Directors and, if not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. If, at the record date for any stockholder meeting at which directors are elected, the number of shares of Class B Common Stock outstanding is less than 12.5% of the total number of shares of both classes of common stock outstanding, then the holders of Class A Common Stock would vote together with the holders of Class B Common Stock to elect the remaining directors to be elected at such meeting, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having five votes per share. At December 31, 1995 FI and William Farley's combined ownership of Class B Common Stock is approximately 8.8% of the total common stock of the Company outstanding. As a result, Mr. Farley does not have the sole ability to elect those members of the Company's Board of Directors who are not separately elected by the holders of the Company's Class A Common Stock.

BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company operates in only one business segment consisting of the manufacturing and marketing of basic apparel. Sales to one customer amounted to approximately 19.5%, 15.6% and 13.4% of consolidated net sales in 1995, 1994 and 1993, respectively. Additionally, sales to a second customer amounted to approximately 10.8%, 11.8% and 12.3% of consolidated net sales in 1995, 1994 and 1993, respectively.

     Sales, operating earnings and identifiable assets are as follows (in thousands of dollars):

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1995          1994          1993
                                                           ----------    ----------    ----------
Net Sales
  Domestic................................................  $2,040,300    $1,972,000    $1,634,600
  Foreign.................................................     362,800       325,800       249,800
                                                            ----------    ----------    ----------
  Total...................................................  $2,403,100    $2,297,800    $1,884,400
                                                            ==========    ==========    ==========
Operating Earnings (Loss)
  Domestic................................................  $  (53,500)   $  234,500    $  368,900
  Foreign.................................................     (19,000)       21,900        29,800
  General corporate expenses..............................     (35,600)      (21,400)      (17,200)
                                                            ----------    ----------    ----------
  Total...................................................  $ (108,100)   $  235,000    $  381,500
                                                            ==========    ==========    ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION -- (CONCLUDED)

                                                                         DECEMBER 31,
                                                            --------------------------------------
                                                               1995          1994          1993
                                                            ----------    ----------    ----------
Identifiable Assets
  Domestic................................................  $2,431,000    $2,661,000    $2,390,700
  Foreign.................................................     402,000       442,400       300,500
  Corporate...............................................      86,500        60,100        42,800
                                                            ----------    ----------    ----------
  Total...................................................  $2,919,500    $3,163,500    $2,734,000
                                                            ==========    ==========    ==========

     The operating loss and identifiable assets for 1995 reflect the effect of special charges recorded in the fourth quarter of 1995. See "SPECIAL CHARGES." Corporate assets presented above consist primarily of cash and other short-term investments, deferred financing costs and, in 1995 and 1994, a receivable related to anticipated environmental recoveries. Corporate assets in all periods also include Federal income taxes receivable.

PENSION PLANS

     Pension expense was $12,200,000, $11,700,000 and $5,500,000 in 1995, 1994
and 1993, respectively. The net pension expense is comprised of the following (in thousands of dollars):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1995        1994       1993
                                                                  --------    --------    -------
Components:
  Service cost -- benefits earned during the period............   $ 12,800    $ 11,700    $ 7,700
  Interest cost on projected benefit obligation................     13,100      12,800     10,800
  Return on assets:
     Actual (gain) loss........................................    (27,900)        800     (5,900)
     Deferred actuarial gains (losses).........................     14,900     (13,500)    (5,800)
  Amortization of unrecognized net loss........................        600       1,200         --
  Amortization of prior service cost...........................        200          --         --
  Amortization of unrecognized January 1, 1987 net transition
     asset.....................................................     (1,300)     (1,300)    (1,300)
  Curtailment gain.............................................       (200)         --         --
                                                                   -------     -------    --------
       Net periodic pension cost...............................   $ 12,200    $ 11,700    $ 5,500
                                                                   =======     =======    ========
Assumptions:
  Discount rate................................................      8.25%       7.75%         9%
  Rates of increase in compensation levels.....................       5-8%        5-8%       5-8%
  Expected long-term rate of return on assets..................        10%         10%        10%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

PENSION PLANS -- (CONCLUDED)
     The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet (in thousands of dollars):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
Actuarial present value of benefit obligations:
  Vested benefits.......................................................   $125,000    $106,400
  Non-vested benefits...................................................     12,300      10,200
                                                                           --------    --------
     Accumulated benefit obligation.....................................    137,300     116,600
  Effect of projected future salary increases...........................     53,400      52,400
                                                                           --------    --------
Projected benefit obligation............................................    190,700     169,000
Plan assets at fair value...............................................    140,900     118,200
                                                                           --------    --------
Plan assets less than projected benefit obligation......................    (49,800)    (50,800)
Unrecognized loss.......................................................     24,900      39,700
Unrecognized prior service cost.........................................      2,100        (200)
Unrecognized net transition asset at end of period......................     (5,900)     (8,500)
Additional minimum liability............................................     (2,700)         --
                                                                           --------    --------
Unfunded accrued pension cost at end of period..........................   $(31,400)   $(19,800)
                                                                           ========    ========

     The discount rate for purposes of determining the funded status of the plans at December 31, 1995 and 1994 was 7.5% and 8.25%, respectively.

     Plan assets for the Company's funded plans, which are primarily invested in United States Government, international and domestic corporate debt securities, equity securities, real estate and venture capital funds, are commingled in a master trust which includes the assets of the pension plans of substantially all affiliated companies controlled directly and indirectly by William Farley (the "Master Trust"). Plan assets, except those that are specifically identified to a particular plan, are shared by each of the plans in the Master Trust ("Allocated Assets"). Any gains and losses associated with the Allocated Assets are spread among each of the plans based on each plan's respective share of the Allocated Assets market value. The Company's plan assets represent approximately 70.6% and 69.3% of the Master Trust Allocated Assets at December 31, 1995 and 1994, respectively.

     Included in the Master Trust Allocated Assets at December 31, 1995 and 1994 were 647,852 shares (with a cost of $5,100,000 and a market value of $15,800,000 and $17,500,000, respectively) of the Company's Class A Common Stock.

     As of December 31, 1995 and 1994, the Master Trust holds 348,012 shares (with a cost of $7,700,000 and a market value of $8,500,000 and $9,400,000, respectively) of the Company's Class A Common Stock that is specifically identified to the retirement plan of FI. Any change in market value associated with these shares is allocated entirely to the FI plan and does not effect the Master Trust Allocated Assets.

     Statement of Financial Accounting Standards No. 87 "Employers' Accounting For Pensions" ("Statement No. 87") requires recognition on the balance sheet of a minimum liability at least equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Accordingly, the Company, at December 31, 1995, has recorded an intangible asset of $2,100,000, an additional liability of $2,700,000 and a reduction in equity of $600,000 to reflect the balance sheet provisions of Statement No. 87 relative to certain unfunded nonqualified pension plans.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

DEPRECIATION EXPENSE

     Depreciation expense, including amortization of capital leases, approximated $125,500,000, $107,600,000 and $84,300,000 in 1995, 1994 and 1993,
respectively.

ADVERTISING EXPENSE

     Advertising, which is expensed as incurred, approximated $72,000,000, $70,800,000 and $52,800,000 in 1995, 1994 and 1993, respectively.

INCOME TAXES

     Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1995       1994        1993
                                                                  --------    -------    --------
Income tax (benefit) expense on earnings before extraordinary item and cumulative effect of change in accounting
  principles...................................................   $(19,400)   $73,200    $154,300
Extraordinary item.............................................         --         --      (4,700)
Cumulative effect of change in accounting principles:
  Pre-operating costs..........................................     (1,900)        --          --
  Income taxes.................................................         --         --      (3,400)
                                                                   -------    --------   --------
Total income tax (benefit) expense.............................   $(21,300)   $73,200    $146,200
                                                                   =======    ========   ========

     Included in earnings (loss) before extraordinary items and cumulative effect of change in accounting principles are foreign losses of $47,300,000 and $15,500,000 in 1995 and 1994, respectively, and foreign earnings of $17,000,000 in 1993.

     The components of income tax (benefit) expense related to earnings (loss) before extraordinary item and cumulative effect of change in accounting principles were as follows (in thousands of dollars):

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1995        1994         1993
                                                         --------     -------     --------
        Current:
          Federal.....................................   $ 17,000     $73,600     $111,100
          State.......................................     15,200       6,100       10,100
          Foreign.....................................     (1,100)      1,100        2,900
                                                          -------     --------    --------
               Total current..........................     31,100      80,800      124,100
                                                          -------     --------    --------
        Deferred:
          Federal.....................................    (38,800)     (7,400)      28,500
          State.......................................    (11,200)       (200)       1,800
          Foreign.....................................       (500)         --         (100)
                                                          -------     --------    --------
               Total deferred.........................    (50,500)     (7,600)      30,200
                                                          -------     --------    --------
               Total..................................   $(19,400)    $73,200     $154,300
                                                          =======     ========    ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONTINUED)
     The income tax rate on earnings (loss) before extraordinary item and cumulative effect of change in accounting principles differed from the Federal statutory rate as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1995       1994      1993
                                                                 -----      ----      ----
        Federal statutory rate................................   (35.0)%    35.0%     35.0%
        Impairment writedown of goodwill......................    11.1        --        --
        Foreign operating losses..............................     6.1       4.1        --
        Goodwill amortization.................................     4.4       7.9       2.5
        Interest on prior years' taxes........................     2.1       5.2       2.1
        State income taxes, net of Federal tax benefit........     1.1       2.9       2.1
        Other-net.............................................     2.3       (.3)       .3
                                                                  ----      ----      ----
               Effective rate.................................    (7.9)%    54.8%     42.0%
                                                                  ====      ====      ====

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1995           1994
                                                                ---------      ---------
        Depreciation and amortization........................   $ 139,800      $ 120,600
        Items includible in future tax years.................      51,500         39,700
                                                                 --------      ---------
          Gross deferred tax liabilities.....................     191,300        160,300
                                                                 --------      ---------
        Inventory valuation reserves.........................     (29,600)       (27,900)
        Accrued employee benefit expenses....................     (32,500)       (23,200)
        Acquired tax benefits and basis differences..........     (51,700)       (14,800)
        Allowance for possible losses on receivables.........      (6,300)        (6,200)
        Items deductible in future tax years.................     (80,000)       (44,800)
                                                                 --------      ---------
          Gross deferred tax assets..........................    (200,100)      (116,900)
                                                                 --------      ---------
          Net deferred tax (asset) liability.................   $  (8,800)     $  43,400
                                                                 ========      =========

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

     In an unrelated matter, the IRS declined to seek United States Supreme Court review of a decision by the United States Court of Appeals for the Third Circuit which reversed a lower court ruling and directed the lower court to order a refund to the Company of approximately $10,500,000 in Federal income taxes collected from a predecessor of the Company, plus approximately $49,400,000 in interest thereon applicable to the tax

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONCLUDED)
years 1964-1968. The Company received the full refund of approximately $60,000,000 in March 1992. However, in September 1992 the IRS issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment, presently a period of about 28 years. In October 1994, the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the United States Tax Court. The IRS has a period of 90 days from the date of the decision to petition for a review by the United States Supreme Court. The Company believes, based on information currently available, that the IRS position is without merit and that the Company will prevail should the IRS appeal and the United States Supreme Court decide to hear the case.

     Cash payments for income taxes were $32,700,000, $49,000,000 and $137,500,000 in 1995, 1994 and 1993, respectively.

OTHER EXPENSE-NET

     Other expense-net in 1995 includes $20,700,000 of charges to provide for certain retained liabilities in connection with the prior sale of certain discontinued operations and fees related to the modification of certain agreements. See "SPECIAL CHARGES." Included in other expense-net in 1995, 1994 and 1993 was deferred debt fee amortization and bank fees of approximately $5,700,000, $8,100,000 and $7,900,000, respectively. Other expense-net in 1995 includes $5,700,000 of gains as compared to $1,900,000 and $1,500,000 of expense in 1994 and 1993, respectively, related to the settlement of certain foreign currency denominated transactions. In addition, included in other expense-net in 1994 is $16,000,000 of service fee income from Gitano's operations which represent Gitano's transition to a marketing service organization from a traditional wholesaler base. These revenues did not recur after 1994 as Gitano reverted to a traditional apparel wholesaler. In 1994, this service fee revenue was partially offset by $12,500,000 of charges to provide for certain obligations of and legal expenses pertaining to litigation related to retained liabilities of former subsidiaries.

EARNINGS PER SHARE

     Primary earnings per share are based on the weighted average number of common shares and equivalents outstanding during the year.

RELATED PARTY TRANSACTIONS

     Under the terms of a management agreement between FII and the Company, FII provides the Company, to the extent that the Company may request, (i) general management services which include, but are not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of a business or entity; (iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its employees provide services to companies owned or controlled by Mr. Farley, including the Company. Certain of the executive officers of the Company are employed by, and receive their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, do not devote full time to any single company, including the Company.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

RELATED PARTY TRANSACTIONS -- (CONCLUDED)
Fees for investment banking and financing services are generally payable to FII upon the closing of the subject transaction or agreement.

     Effective January 1995, the Company entered into a new management agreement (the "Management Agreement") with FII pursuant to which FII agreed to render substantially similar services to the Company as under the prior management agreements. Under the terms of the management agreement, the Company pays a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,100,000, $8,800,000 and $9,900,000 in 1995, 1994 and 1993, respectively. At December 31, 1994 approximately $600,000 was owed for management services related to 1994, which amount was paid in February 1995. The Company also paid a financing fee to FII of approximately $2,000,000 and $2,500,000 in 1995 and 1994, respectively, for financing services related to 1994 and 1993, respectively, which costs were capitalized as deferred financing costs in 1995 and 1994, respectively.

     As a part of the 1995 special charge, the Company decided to integrate into the Company's Bowling Green operations certain functions historically performed by FII personnel. In connection with this effort, the Board of Directors determined that the management agreement with FII should not be renewed for 1996 and that the general management functions previously performed by FII should be assumed directly by the Company. Accordingly, effective January 1, 1996, the Company severed its relationship with FII and by agreement with FII acquired substantially all of the assets (exclusive of a cash balance at December 31, 1995 of approximately $1,500,000) used by FII in providing management services to the Company and directly employed certain persons previously employed by FII who provide such services.

     Pursuant to a determination by the non-management members of the Board of Directors, the Company agreed to pay $3,500,000 to FII in consideration of FII's transfer to the Company of such assets and personnel and its release of obligations to FII. The non-management members of the Board of Directors determined that such payment was fair and reasonable to the Company, basing their determination, in part, upon the anticipated cost savings to the Company in 1996 and beyond from the integration of FII functions into the Company, the cost of otherwise creating the workforce necessary to provide the management services previously provided by FII and the assistance of FII in effecting the transition of functions and personnel (including certain executive officers) to the Company. The Company agreed to pay up to approximately $4,000,000 to FII in 1996, all of which relates to the severance of certain FII employees who were not re-employed by the Company, including severance payments under certain employment agreements that were guaranteed by the Company. The Company also agreed to reimburse FII for any direct ordinary and reasonable costs and expenses associated with the transition of management functions from FII into the Company in 1996. The severance and asset purchase amounts were included in the Company's special charge accrued in the fourth quarter of 1995. See "SPECIAL CHARGES."

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "CONTINGENT LIABILITIES."

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                            QUARTER
                                          -------------------------------------------       TOTAL
                                          FIRST       SECOND      THIRD       FOURTH         YEAR
                                          ------      ------      ------      -------      --------
1995
Net sales...............................  $528.2      $724.8      $641.3      $ 508.8      $2,403.1
Gross earnings (loss)...................   162.0       211.0       190.9        (46.5)        517.4
Operating earnings (loss)...............    59.7       102.6        81.9       (352.3)       (108.1)
Earnings (loss) before cumulative effect
  of change in accounting principle.....    16.5        39.7        24.5       (308.0)(2)    (227.3)
Net earnings (loss).....................    11.3(1)     39.7        24.5       (308.0)       (232.5)
Earnings (loss) per common share before
  cumulative effect of change in
  accounting principle..................     .22         .52         .32        (4.05)        (2.99)

                                                            QUARTER
                                          -------------------------------------------       TOTAL
                                          FIRST       SECOND      THIRD       FOURTH         YEAR
                                          ------      ------      ------      -------      --------
1994
Net sales...............................  $438.2      $635.2      $640.4      $ 584.0      $2,297.8
Gross earnings..........................   145.8       190.8       201.5        108.4         646.5
Operating earnings (loss)...............    66.7        91.5        98.4        (21.6)(3)     235.0
Net earnings (loss).....................    25.1        38.7        40.2        (43.7)         60.3
Net earnings (loss) per common share....     .33         .51         .53         (.58)          .79

-------------------------

(1) Effective January 1, 1995, the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5.2 ($.07 per share).

(2) Includes pretax charges of $372.9 ($287.4 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues.

(3) Includes pretax charges of approximately $40 to write inventories down to net realizable value and a pretax charge of $18 related to the write-off of Artex intangibles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1995 were as follows:

             NAME                AGE                            POSITION
------------------------------   ---    --------------------------------------------------------
William Farley................   53     Chairman of the Board and Chief Executive Officer
John B. Holland(1)............   63     President and Chief Operating Officer
Richard C. Lappin(2)..........   51     Vice-Chairman of the Board
Richard M. Cion...............   52     Senior Executive Vice President -- Corporate Development
Larry K. Switzer..............   52     Executive Vice President and Chief Financial Officer
Michael F. Bogacki............   41     Vice President and Controller
Burgess D. Ridge..............   51     Vice President -- Administration
Earl C. Shanks................   39     Vice President and Treasurer

-------------------------
(1) Mr. Holland retired as President and Chief Operating Officer at the end of January 1996.

(2) Mr. Lappin was appointed to the additional posts of President and Chief Operating Officer at the end of January 1996.

     Officers serve at the discretion of the Board of Directors. Messrs. Lappin, Cion, Switzer, Bogacki, Ridge and Shanks were employed by FII, which provided management services to companies owned or managed by Mr. Farley. Effective January 1, 1996, the FII Management Agreement was terminated and the functions previously performed by FII began to be performed directly by the Company. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Certain of the executive officers, as noted below, are also executive officers of FI and were executive officers of VBQ, Inc. ("VBQ"), formerly a defense contractor and an affiliate of FI. Certain of the executive officers, as noted below, were also executive officers of Valley Fashions Corp. (formerly West Point Acquisition Corp. and currently West Point Stevens, Inc.). During 1992, FI and Valley Fashions Corp. emerged from bankruptcy proceedings and VBQ became the subject of a Chapter 7 liquidation.

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

     JOHN B. HOLLAND. Mr. Holland has been a director of the Company since November 1992 and President of the Company since May 1992. Mr. Holland has served as Chief Operating Officer of the Company for more than the past five years. Mr. Holland served as Vice Chairman of West Point from April 1989 until September 1992 and as a director of West Point from April 1989 until September 1992. Mr. Holland is also a director of Dollar General Corp. and Camping World, Inc.

     RICHARD C. LAPPIN. Mr. Lappin has been a director of the Company since December 1990 and Vice Chairman of the Company since October 1991. Mr. Lappin has been Vice Chairman and Chief Executive Officer of Acme Boot since February 1991 and a director of Acme Boot since December 1993. Mr. Lappin has been President and Chief Operating Officer of FII since February 1991.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- (CONCLUDED) RICHARD M. CION. Mr. Cion has been Senior Executive Vice President of the
Company, FII and Acme Boot since before 1991 and of West Point from February 1990 until October 1992. Mr. Cion was also a director of West Point from April 1989 until October 1992. Mr. Cion served as a director of Valley Fashions Corp. from April 1989 until June 1992. Mr. Cion was also Senior Executive Vice President of Valley Fashions Corp. from March 1992 until October 1992.

     LARRY K. SWITZER. Mr. Switzer has been Executive Vice President and Chief Financial Officer of the Company, FII and FI since May 1994. From September 1992 to March 1993 Mr. Switzer was Executive Vice President and Chief Financial Officer of Alco Standard Corporation, a distributor of paper products, office equipment and supplies. Mr. Switzer was Senior Vice President and Chief Financial Officer of S.C. Johnson & Son, Inc., a manufacturer and marketer of consumer home care and commercial chemical products, from before 1991 to August 1992.

     MICHAEL F. BOGACKI. Mr. Bogacki has served as Vice President and Corporate Controller of the Company, FII and FI since before 1991 and as a Vice President of Acme Boot since February 1991. In June 1991, Mr. Bogacki was appointed Assistant Secretary of the Company. Mr. Bogacki was Corporate Controller of Valley Fashions Corp. from March 1989 until November 1992. Mr. Bogacki was also Vice President of Valley Fashions Corp. from June 1991 until November 1992.

     BURGESS D. RIDGE. Mr. Ridge was Assistant Treasurer of the Company, FII and FI from before 1991 until October 1991. Mr. Ridge was appointed Vice President -- Administration of FII and FI in August 1991 and of the Company in October 1991.

     EARL C. SHANKS. Mr. Shanks served as Vice President -- Taxes and Assistant Secretary of the Company, FII and FI from before 1991 until June 1991. In June 1991, Mr. Shanks became Treasurer of the Company, FII, Acme Boot and FI. Mr. Shanks was Vice President and Assistant Secretary of West Point from April 1989 until November 1992. Mr. Shanks served as Vice President -- Taxes and Assistant Secretary of Valley Fashions Corp. from March 1989 until June 1991. Mr. Shanks was Vice President and Treasurer of Valley Fashions Corp. from June 1991 until November 1992. During the past five years Mr. Shanks has been a Vice President of Acme Boot. Mr. Shanks was Vice President -- Taxes of VBQ from before 1991 to January 1992.

     Information relating to the directors of the Company is set forth in the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on May 14, 1996 (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the terms of a management agreement between FII and the Company, FII provides the Company, to the extent that the Company may request, (i) general management services which include, but are not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of any business or entity; (iii) financing services in connection with the arrangement by

FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its employees provide services to companies owned or controlled by Mr. Farley, including the Company. Certain of the executive officers of the Company are employed by, and receive their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, do not devote full time to any single company, including the Company.

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

     Effective January 1995, the Company entered into the Management Agreement with FII pursuant to which FII agreed to render substantially similar services to the Company as under the prior management agreements. Under the terms of a management agreement, the Company pays a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,100,000, $8,800,000 and $9,900,000 in 1995, 1994 and 1993,
respectively. At December 31, 1994 approximately $600,000 was owed for management services related to 1994, which amount was paid in 1995. The Company also paid a financing fee to FII of approximately $2,000,000 and $2,500,000 in 1995 and 1994, respectively, for financing services related to 1994 and 1993, respectively, which costs were capitalized as deferred financing costs in 1995 and 1994, respectively.

     As a part of the 1995 special charge, the Company decided to integrate into the Company's Bowling Green operations certain functions historically performed by FII personnel. In connection with this effort, the Board of Directors determined that the management agreement with FII should not be renewed for 1996 and that the general management functions previously performed by FII should be assumed directly by the Company. Accordingly, effective January 1, 1996, the Company severed its relationship with FII and by agreement with FII acquired substantially all of the assets (exclusive of a cash balance at December 31, 1995 of approximately $1,500,000) used by FII in providing management services to the Company and directly employed certain persons previously employed by FII who provide such services.

     Pursuant to a determination by the non-management members of the Board of Directors, the Company agreed to pay $3,500,000 to FII in consideration of FII's transfer to the Company of such assets and personnel and its release of obligations to FII. The non-management members of the Board of Directors determined that such payment was fair and reasonable to the Company, basing their determination, in part, upon the anticipated cost savings to the Company in 1996 and beyond from the integration of FII functions into the Company, the cost of otherwise creating the workforce necessary to provide the management services previously provided by FII and the assistance of FII in effecting the transition of functions and personnel (including certain executive officers) to the Company. The Company has agreed to pay up to approximately $4,000,000 to FII in 1996, all of which relates to the severance of certain FII employees who were not re-employed by the Company, including severance payments under certain employment agreements that were guaranteed by the Company. The Company also agreed to reimburse FII for any direct ordinary and reasonable costs and expenses associated with the transition of management functions from FII into the Company in 1996. The severance and asset purchase amounts were included in the Company's special charge accrued in the fourth quarter of 1995.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee, the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- (CONCLUDED) lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

         1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 16 are filed as part of this Annual Report.

         2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 16 is filed as part of this Annual Report.

         3. Exhibits

     The exhibits listed in the Index to Exhibits on pages 51 and 52 are filed as part of this Annual Report.

(b) Reports on Form 8-K

     In December 1995 the Company filed a Current Report on Form 8-K dated December 20, 1995 reporting the announcement of fourth quarter charges to operations.

                                                                       ALTERNATE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 28, 1996.

                                          FRUIT OF THE LOOM, INC.

                                          By:            LARRY K. SWITZER

                                          --------------------------------------
                                                       (Larry K. Switzer
                                                 Executive Vice President and
                                                   Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 1996.

                   NAME                                           CAPACITY
------------------------------------------     ----------------------------------------------
            /s/ WILLIAM FARLEY                 Chairman of the Board and Chief Executive
------------------------------------------       Officer (Principal Executive Officer) and
             (William Farley)                    Director
           /s/ LARRY K. SWITZER                Executive Vice President and Chief Financial
------------------------------------------       Officer (Principal Financial Officer)
            (Larry K. Switzer)
          /s/ MICHAEL F. BOGACKI               Vice President and Controller (Principal
------------------------------------------       Accounting Officer)
           (Michael F. Bogacki)
          /s/ OMAR Z. AL ASKARI                Director
------------------------------------------
           (Omar Z. Al Askari)
        /s/ DENNIS S. BOOKSHESTER              Director
------------------------------------------
         (Dennis S. Bookshester)
           /s/ JOHN B. HOLLAND                 Director
------------------------------------------
            (John B. Holland)
           /s/ LEE W. JENNINGS                 Director
------------------------------------------
            (Lee W. Jennings)
           /s/ HENRY A. JOHNSON                Director
------------------------------------------
            (Henry A. Johnson)
          /s/ RICHARD C. LAPPIN                Director
------------------------------------------
           (Richard C. Lappin)
            /s/ A. LORNE WEIL                  Director
------------------------------------------
             (A. Lorne Weil)
         /s/ SIR BRIAN G. WOLFSON              Director
------------------------------------------
          (Sir Brian G. Wolfson)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                             ADDITIONS
                                BALANCE AT    ---------------------------------------                      BALANCE
                                BEGINNING         CHARGED TO           CHARGED TO                          AT END
        DESCRIPTION:            OF PERIOD     COSTS AND EXPENSE     OTHER ACCOUNTS(1)    DEDUCTIONS(2)    OF PERIOD
-----------------------------   ----------    ------------------    -----------------    -------------    ---------
YEAR ENDED DECEMBER 31, 1995:
Reserves deducted from assets
  to which they apply:
Accounts receivable
  allowances:
  Doubtful accounts..........    $ 12,000          $ 13,200              $ 2,700            $12,700        $ 15,200
  Sales discounts, returns,
     and allowances..........       8,700            38,200                   --             35,500          11,400
                                  -------           -------               ------            -------         -------
                                 $ 20,700          $ 51,400              $ 2,700            $48,200        $ 26,600
                                  =======           =======               ======            =======         =======
YEAR ENDED DECEMBER 31, 1994:
Reserves deducted from assets
  to which they apply:
Accounts receivable
  allowances:
  Doubtful accounts..........    $ 12,500          $  6,000              $ 1,100            $ 7,600        $ 12,000
  Sales discounts, returns,
     and allowances..........       3,600            20,300                  600             15,800           8,700
                                  -------           -------               ------            -------         -------
                                 $ 16,100          $ 26,300              $ 1,700            $23,400        $ 20,700
                                  =======           =======               ======            =======         =======
YEAR ENDED DECEMBER 31, 1993:
Reserves deducted from assets
  to which they apply:
Accounts receivable
  allowances:
  Doubtful accounts..........    $ 10,800          $  4,100              $ 2,800            $ 5,200        $ 12,500
  Sales discounts, returns,
     and allowances..........       3,500             3,600                   --              3,500           3,600
                                  -------           -------               ------            -------         -------
                                 $ 14,300          $  7,700              $ 2,800            $ 8,700        $ 16,100
                                  =======           =======               ======            =======         =======

-------------------------
(1) Recoveries of bad debts and, in 1994 and 1993, the effect of the Acquisitions.

(2) Bad debts written off and allowances and discounts taken by customers.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(A)(3) AND 14(C))

                                                DESCRIPTION
             ----------------------------------------------------------------------------------
 3(a)*    -- Restated Certificate of Incorporation of the Company and Certificate of Amendment
             of the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993).
 3(b)*    -- By-Laws of the Company (incorporated herein by reference to Exhibit 4(b) to the
             Company's Registration Statement on Form S-2, Reg. No. 33-8303 (the "S-2")).
 4(a)*    -- $800,000,000 Credit Agreement dated as of August 16, 1993, among the several banks and other financial institutions from time to time parties thereto (the
             "Lenders"), Bankers Trust Company, a New York banking corporation, as administrative agent for the Lenders thereunder, Chemical Bank, NationsBank N.A.
             (Carolinas), The Bank of New York and the Bank of Nova Scotia, as co-agents
             (incorporated herein by reference to Exhibit 4.3 to the Company's Registration
             Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3")).
 4(b)*    -- Subsidiary Guarantee Agreements dated as of August 16, 1993 by each of the guarantors signatory thereto in favor of the beneficiaries referred to therein
             (incorporated herein by reference to Exhibit 4.4 to the 1993 S-3).
 4(c)     -- Rights Agreement, dated as of March 8, 1996 between Fruit of the Loom, Inc. and
             Chemical Mellon Shareholder Services, L.L.C., Rights Agent.
10(a)*    -- Fruit of the Loom 1989 Stock Grant Plan dated January 1, 1989 (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1988).
10(b)*    -- Fruit of the Loom 1987 Stock Option Plan (incorporated herein by reference to
             Exhibit 10(b) to the S-2).
10(c)*    -- Fruit of the Loom Stock Option Agreement for Richard C. Lappin (incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K
             for the year ended December 31, 1991).
10(d)*    -- Fruit of the Loom 1992 Executive Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Reg. No. 33-57472).
10(e)*    -- Fruit of the Loom, Inc. Directors' Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Reg. No. 33-50499).
10(f)*    -- Fruit of the Loom, Inc. 1995 Non-Employee Directors' Stock Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement for its annual meeting on
             May 16, 1995 (the "1995 Proxy Statement").
10(g)*    -- Fruit of the Loom, Inc. 1995 Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the 1995 Proxy Statement).
10(h)*    -- Fruit of the Loom, Inc. Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its annual meeting on May 17, 1994).
10(i)*    -- Guarantee of Payment dated as of June 27, 1994 by Fruit of the Loom, Inc. and
             NationsBank of Florida N.A. (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
             (the "10-Q")).
10(j)     -- Guarantee of Corporation dated as of January 15, 1996 by Fruit of the Loom, Inc.
             and NationsBank N.A. (South), formerly known as NationsBank of Georgia, N.A.
10(k)*    -- Stock Pledge Agreement dated as of June 27, 1994 between William F. Farley and
             Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the
             10-Q).
10(l)     -- Asset purchase and transitional services agreement between Farley Industries, Inc.
             and Fruit of the Loom, Inc.

-------------------------
See footnote on following page.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(A)(3) AND 14(C))

                                                DESCRIPTION
             ----------------------------------------------------------------------------------
10(m)*    -- Employment Agreement between Fruit of the Loom, Inc. and William Farley
             (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).
10(n)*    -- Employment Agreement between Fruit of the Loom, Inc. and John B. Holland
             (incorporated herein by reference to Exhibit 10(k) to the Company's 1994 Form
             10-K.
10(o)*    -- Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and
             Richard C. Lappin (incorporated herein by reference to Exhibit 10(l) to the
             Company's 1994 Form 10-K.
10(p)*    -- Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and
             Richard M. Cion (incorporated herein by reference to Exhibit 10(m) to the
             Company's 1994 10-K.
10(q)*    -- Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and
             Larry K. Switzer (incorporated herein by reference to Exhibit 10(o) to the
             Company's 1994 10-K.
10(r)     -- Credit Agreement among Acme Boot Company, Inc., as borrower, Fruit of the Loom,
             Inc., Acme Boot Retail Co., Inc. and Acme Footwear Company, Inc., as guarantors, the Lenders identified herein and NationsBank, N.A., (Carolinas), as agent, dated as of April 19, 1995.
11        -- Computation of Earnings Per Common Share.
22        -- Subsidiaries of the Company.
24        -- Consent of Ernst & Young LLP.
27        -- Financial Data Schedule.

-------------------------
* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549 (Commission file #1-8941).

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