Form 10-Q
period 1996-03-31
FRUIT OF THE LOOM INC /DE/
filed 1996-05-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    ---------

                         Commission File Number 1-8941

                            FRUIT OF THE LOOM, INC.
             (Exact name of registrant as specified in its charter)



              DELAWARE                          36-3361804
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

                                Yes   X    No
                                     ---      ---

Common shares outstanding at May 13, 1996: 69,393,378 shares of Class A Common Stock, $.01 par value, and 6,690,976 shares of Class B Common Stock, $.01 par value.

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                    INDEX



         PART I.  FINANCIAL INFORMATION                                 PAGE NO.


                  Item 1.   Financial Statements

                            Condensed Consolidated Balance Sheet; March
                                 31, 1996 (Unaudited) and December 31,
                                 1995                                       2

                            Condensed Consolidated Statement of
                                 Earnings (Unaudited); Three
                                 Months Ended March 31, 1996
                                 and 1995                                   3

                            Condensed Consolidated Statement of
                                 Cash Flows (Unaudited); Three
                                 Months Ended March 31, 1996
                                 and 1995                                   4

                            Notes to Condensed Consolidated Financial
                                 Statements (Unaudited)                     5

                  Item 2.   Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations                                 7


         PART II. OTHER INFORMATION


                  Item 6.   Exhibits and Reports on Form 8-K               12

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                          (In thousands of dollars)


                                                         MARCH 31,        DECEMBER 31,
                                                           1996              1995
                                                        ----------        ------------
                                                        (UNAUDITED)
ASSETS
- ------
Current Assets
        Cash and cash equivalents (including
          restricted cash) ...........................  $    5,400        $    26,500
        Notes and accounts receivable
          (less allowance for possible losses
          of $22,800 and $26,600, respectively) ......     299,300            261,000
        Inventories
          Finished goods .............................     561,000            522,300
          Work in process ............................     142,800            132,400
          Materials and supplies .....................      45,400             44,800
        Other ........................................      59,600             72,800
                                                        ----------        -----------

             Total current assets ....................   1,113,500          1,059,800
                                                        ----------        -----------

Property, Plant and Equipment ........................   1,614,200          1,607,300
        Less accumulated depreciation ................     605,900            578,900
                                                        ----------        -----------

             Net property, plant and equipment .......   1,008,300          1,028,400
                                                        ----------        -----------

Other Assets
        Goodwill (less accumulated amortization
          of $264,500 and $257,800 respectively) .....     764,400            771,100
        Other ........................................      60,300             60,200
                                                        ----------        -----------

             Total other assets ......................     824,700            831,300
                                                        ----------        -----------

                                                        $2,946,500        $ 2,919,500
                                                        ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
        Current maturities of long-term debt .........  $   12,800        $    14,600
        Trade accounts payable .......................      66,900             60,100
        Other accounts payable and accrued expenses ..     237,200            229,100
                                                        ----------        -----------

             Total current liabilities ...............     316,900            303,800
                                                        ----------        -----------

Noncurrent Liabilities
        Long-term debt ...............................   1,431,100          1,427,200
        Other ........................................     293,500            292,900
                                                        ----------        -----------

             Total noncurrent liabilities ............   1,724,600          1,720,100
                                                        ----------        -----------

Common Stockholders' Equity ..........................     905,000            895,600
                                                        ----------        -----------
                                                        $2,946,500        $ 2,919,500
                                                        ==========        ===========


                            See accompanying notes.
                                       2

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                    (In thousands, except per share data)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------

Net sales .........................................          $506,200  $528,200
Cost of sales .....................................           369,200   366,200
                                                             --------  --------

  Gross earnings ..................................           137,000   162,000

Selling, general and administrative expenses ......            80,300    92,900
Goodwill amortization .............................             6,700     9,400
                                                             --------  --------

  Operating earnings ..............................            50,000    59,700

Interest expense ..................................           (27,200)  (28,400)
Other expense - net ...............................            (1,900)   (1,800)
                                                             --------  --------

  Earnings before income tax expense and cumulative
     effect of change in accounting principle .....            20,900    29,500

Income tax expense ................................             8,400    13,000
                                                             --------  --------

  Earnings before cumulative effect of change in
     accounting principle .........................            12,500    16,500
  Cumulative effect of change in accounting
     for pre-operating costs ......................                 -    (5,200)
                                                             --------  --------
  Net earnings ....................................          $ 12,500  $ 11,300
                                                             ========  ========

Earnings per common share:

  Earnings before cumulative effect of change in
     accounting principle .........................          $    .16  $    .22
  Cumulative effect of change in accounting
     for pre-operating costs ......................                 -      (.07)
                                                             --------  --------
  Net earnings per common share ...................          $    .16  $    .15
                                                             ========  ========

  Average common shares outstanding ...............            76,000    76,000
                                                             ========  ========


                            See accompanying notes.
                                       3

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (In thousands of dollars)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   --------------------
                                                                     1996       1995
                                                                   ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net earnings .................................................  $  12,500  $   11,300
   Adjustments to reconcile to net cash
      used for operating activities:
      Cumulative effect of change in accounting for pre-operating
          costs .................................................          -      5,200
      Depreciation and amortization .............................     36,200     40,300
      Deferred income taxes .....................................      6,300      4,500
      Increase in working capital ...............................    (67,400)  (173,200)
      Other-net .................................................     (5,000)       300
                                                                   ---------  ---------

          Net cash used for operating activities ................    (17,400)  (111,600)
                                                                   ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures .........................................    (11,500)   (33,200)
   Other-net ....................................................      4,300     (5,000)
                                                                   ---------  ---------
          Net cash used for investing activities ................     (7,200)   (38,200)
                                                                   ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net proceeds from issuance of long-term debt .................      9,100    130,600
   Principal payments on long-term debt
          and capital leases ....................................     (5,900)    (2,900)
   Issuances of common stock ....................................        300        100
                                                                   ---------  ---------

          Net cash provided by financing activities .............      3,500    127,800
                                                                   ---------  ---------

Net decrease in Cash and cash
   equivalents (including restricted cash) ......................    (21,100)   (22,000)
Cash and cash equivalents (including restricted
   cash) at beginning of period .................................     26,500     49,400
                                                                   ---------  ---------

Cash and cash equivalents (including restricted
   cash) at end of period .......................................  $   5,400  $  27,400
                                                                   =========  =========


                            See accompanying notes.
                                       4

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. No dividends were declared on the Company's common stock for the three month periods ended March 31, 1996 and 1995.

2. Prior to 1995 pre-operating costs associated with the start-up of significant new production facilities were deferred and amortized over three years. Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share) in the first quarter of 1995. The results of operations for the first quarter of 1995 have been restated to reflect this change in accounting principle.

3. The Company has guaranteed, on an unsecured basis, the repayment of certain debt incurred or created by Acme Boot Company, Inc. ("Acme Boot"), formerly a wholly-owned subsidiary of the Company, under Acme Boot's bank credit facilities (the "Acme Boot Credit Facilities"). Acme Boot is a majority owned subsidiary of Farley Inc. ("FI"). William Farley, an executive officer and director of the Company, holds 100% of the common stock of FI. At March 31, 1996 the Acme Boot Credit Facilities provide for up to approximately $67,000,000 of loans and letters of credit. The Acme Boot Credit Facilities are secured by liens on substantially all of the assets of Acme Boot and its subsidiaries. At March 31, 1996 approximately $58,600,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facilities. Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):


     CONDENSED BALANCE SHEET
                                    March 31,  December 31,
                                      1996         1995
                                    ---------  ------------
     Current assets                 $  48,300  $     49,500
     Noncurrent assets-net              8,600         9,000
                                    ---------  ------------
                                    $  56,900  $     58,500
                                    =========  ============
     Current liabilities              $72,200       $17,900
     Noncurrent liabilities            10,500        65,300
     Preferred stock                    2,700         2,500
     Common stockholders' deficit     (28,500)      (27,200)
                                    ---------  ------------
                                    $  56,900  $     58,500
                                    =========  ============

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                 (UNAUDITED)



     CONDENSED STATEMENT OF OPERATIONS


                                                 Three Months Ended
                                                      March 31,
                                                 --------------------
                                                   1996       1995
                                                 --------------------
     Net sales                                   $  22,700  $  26,900
                                                 =========  =========
     Gross earnings                              $   7,400  $   6,400
                                                 =========  =========
     Operating loss                              $  (1,100) $  (2,200)
                                                 =========  =========
     Net loss                                    $  (1,100) $  (4,500)
                                                 =========  =========




4. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, certain matters set forth in this Quarterly Report on Form 10-Q are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore and the success of planned advertising, marketing and promotional campaigns. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended March 31, 1996 and the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                --------------------
                                                  1996       1995
                                                ---------  ---------

Net sales                                       $   506.2   $  528.2

Gross earnings                                  $   137.0   $  162.0
Gross margin                                         27.1%      30.7%

Operating earnings                              $    50.0   $   59.7
Operating margin                                      9.9%      11.3%



NET SALES

Net sales decreased 4.2% in the first quarter of 1996 compared to the same period of 1995. The decrease in net sales in the first quarter of 1996 compared to the same period in 1995 relates primarily to an approximate two percent unit volume decline, lower domestic activewear average sales prices and an unfavorable product mix. The unfavorable product mix primarily results from a greater percentage of the Company's total sales being derived from shipments of closeouts and discontinued products in the first quarter of 1996 as compared to the same period in 1995.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

GROSS EARNINGS

Gross earnings decreased 15.4% in the first three months of 1996 compared to the same period of 1995. The gross margin was 27.1% in the first three months of 1996 compared to 30.7% in the same period of 1995. The decrease in gross earnings and gross margin is primarily due to the effect of: (i) operating certain manufacturing facilities at less than optimal rates during the first quarter of 1996 in order to contain inventory growth; (ii) the effect of cost increases; and (iii) lower unit sales volume and lower domestic activewear average sales prices. Higher sales of closeouts and discontinued products in the Company's casualwear business, as a result of the Company's decision in the fourth quarter of 1995 to reduce the number of products for sale, also had a negative impact on gross margin during the first quarter of 1996.

OPERATING EARNINGS

Operating earnings decreased 16.2% compared to the first quarter of 1995 while the operating margin decreased 1.4 percentage points to 9.9% of net sales for the quarter ended March 31, 1996 compared to 11.3% in the first quarter of 1995. The decrease in operating earnings resulted primarily from the decreased gross earnings of approximately $25,000,000, which was partially offset by lower selling, general and administrative expenses of approximately $12,600,000 and lower goodwill amortization of approximately $2,700,000. Lower selling, general and administrative expenses resulted principally from headcount reductions as a result of the Company's 1995 actions taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. Consolidations of shipping locations, the Company's administrative offices and attendant staff reductions have resulted in reduced shipping and general and administrative costs by approximately $10,000,000 (21.4%) in the first quarter of 1996 compared to the same period of 1995. In addition, the first quarter of 1995 included charges related to the curtailment of selling and marketing activities in Mexico. These cost reductions more than offset increases in advertising expenses in the first quarter of 1996. Selling, general and administrative expenses decreased to 15.9% of net sales in the first quarter of 1996 compared to 17.6% of net sales in the same period of 1995.

In addition, during 1995 the Company determined that the carrying value of the intangible assets related to certain acquired businesses were not expected to be recovered by their future undiscounted cash flows. Accordingly, impairment writedowns of goodwill in the fourth quarter of 1995 reflected the write-off of all goodwill related to these certain acquired businesses. The effect of this impairment writedown was to reduce goodwill amortization expense in the first quarter of 1996 by approximately $2,700,000 compared to the same period of 1995.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


INTEREST EXPENSE

Interest expense for the first quarter of 1996 decreased 4.2% from the same period of 1995. The decrease was primarily attributable to the effect of lower average debt levels in 1996, which was partially offset by the effect of a higher average interest rate on the Company's variable rate debt, principally its borrowings under its bank revolving line of credit. Lower average debt levels in 1996 were due principally to the effect of lower working capital levels in the first quarter of 1996 as compared to the first quarter of 1995, primarily lower inventories.

INCOME TAXES

The effective income tax rate for the first quarter of 1996 and 1995 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes, the provision for interest related to prior years' taxes and, in 1996, the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States.

EARNINGS PER SHARE

For the first three months of 1996, earnings per share before cumulative effect of change in accounting principle decreased 27.3% from the same period of 1995. Earnings per share before cumulative effect of change in accounting principle were $.16 for the first three months of 1996 compared to $.22 for the same period of 1995. Included in the restated first quarter of 1995 was a charge of $.07 per share related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred. Net earnings per share were $.16 for the first quarter of 1996 compared to $.15 for the prior year period.

EFFECTS OF INFLATION

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available a $125,000,000 short-term revolving commitment from a group of banks which

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

expires in May 1997 to supplement its existing revolving lines of credit. No borrowings are outstanding under this facility.

The Company has available for the funding of its operations approximately $1,036,700,000 of revolving lines of credit. As of May 10, 1996 approximately $347,800,000 was available and unused under these facilities.

Net cash used for operating activities in the three months ended March 31, 1996 and 1995 was $17,400,000 and $111,600,000, respectively. The primary components of cash used for operating activities in the first three months of 1996 and 1995 were increases in working capital of $67,400,000 and $173,200,000, respectively. The working capital increases in the first quarter of 1996 and 1995 were primarily driven by higher inventories ($49,700,000 and $150,700,000, respectively) and higher accounts receivable ($38,300,000 and $32,800,000, respectively). The increases in inventory and accounts receivable in the first three months of 1996 and 1995 reflect the seasonality of the Company's business as it enters its peak selling season. In 1996, the increase in inventory was also a result of increased plant operations at March 31, 1996 as compared to the relatively low level of operations at year-end 1995, which resulted in an increase in work in process from December 31, 1995. The increase in inventory in 1995 was also the result of higher raw material costs, an increase in heavier weight apparel carried in inventory to meet increased consumer demand, the effect of the Company's ongoing efforts to improve customer service and the effect of the sluggish retail environment which led to lower than anticipated sales volumes.

Net cash used for investing activities in the three months ended March 31, 1996 and 1995 was $7,200,000 and $38,200,000, respectively. Capital expenditures were $11,500,000 and $33,200,000 in the first three months of 1996 and 1995, respectively. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $75,000,000 in 1996.

Net cash provided by financing activities in the three months ended March 31, 1996 and 1995 was $3,500,000 and $127,800,000, respectively, and consisted principally of borrowings under the Company's bank facilities, partially offset by principal payments on long-term debt and capital leases.


In September 1994, the Company entered into a five year operating lease agreement, with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. The total cost of assets under lease as of March 31, 1996 was approximately $132,000,000. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

        FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

LIQUIDITY AND CAPITAL RESOURCES - (CONCLUDED)

Management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs.

The Company's debt instruments, principally its bank agreements, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios.

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


4(c)* Rights Agreement, dated as of March 8, 1996 between Fruit of the Loom, Inc. and Chemical Mellon Shareholder Services, L.L.C., Rights
        Agent (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

27      Financial Data Schedule.



- ----------------

* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549 (Commission file No. 1-8941).

The Registrant has not listed nor filed as an Exhibit to this Quarterly Report certain instruments with respect to long-term debt representing indebtedness of the Registrant and its subsidiaries which do not individually exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish such instruments to the Securities and Exchange Commission upon request.

B.  REPORTS ON FORM 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1996.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FRUIT OF THE LOOM, INC.
                                  -------------------------------
                                            (Registrant)



Date: May 14, 1996                       LARRY K. SWITZER
                                  -------------------------------
                                         Larry K. Switzer
                                  Senior Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized to sign
                                    on behalf of Registrant)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FRUIT OF THE LOOM, INC.
                                        -------------------------------
                                                 (Registrant)

Date:                                          Larry K. Switzer
                                        -------------------------------
                                        Senior Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer
                                         and duly authorized to sign
                                          on behalf of Registrant)