Form 10-Q
period 1996-06-30
FRUIT OF THE LOOM INC /DE/
filed 1996-08-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 --------     --------

                         Commission File Number 1-8941

                            FRUIT OF THE LOOM, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                   36-3361804
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

                                 Yes   X    No
                                      ---      ---
Common shares outstanding at July 31, 1996: 69,519,789 shares of Class A Common Stock, $.01 par value, and 6,690,976 shares of Class B Common Stock, $.01 par value.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                          PAGE NO.


         Item 1.      Financial Statements


                      Condensed Consolidated Balance Sheet; June 30,
                        1996 (Unaudited) and December 31, 1995              2

                      Condensed Consolidated Statement of Earnings
                        (Unaudited); Three and Six Months Ended
                        June 30, 1996 and 1995                              3

                      Condensed Consolidated Statement of Cash Flows
                        (Unaudited); Six Months Ended
                        June 30, 1996 and 1995                              4

                      Notes to Condensed Consolidated Financial
                        Statements (Unaudited)                              5

         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                         11

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                    17

         Item 6.      Exhibits and Reports on Form 8-K                     19

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands of dollars)

                                                                            JUNE 30,                DECEMBER 31,
                                                                            --------                ------------
                                                                              1996                     1995
                                                                              ----                     ----
                                                                           (UNAUDITED)
ASSETS
- ------
Current Assets
   Cash and cash equivalents
      (including restricted cash) ................................         $    1,300               $   26,500
   Notes and accounts receivable
      (less allowance for possible losses
      of $27,900 and $26,600, respectively) ......................            495,100                  261,000
   Inventories
      Finished goods .............................................            478,400                  522,300
      Work in process ............................................            150,600                  132,400
      Materials and supplies .....................................             46,200                   44,800
   Other .........................................................             42,300                   72,800
                                                                           ----------               ----------
            Total current assets .................................          1,213,900                1,059,800
                                                                           ----------               ----------
Property, plant, and equipment  ..................................          1,620,500                1,607,300
   Less accumulated depreciation  ................................            634,900                  578,900
                                                                           ----------               ----------
            Net property, plant, and equipment ...................            985,600                1,028,400
                                                                           ----------               ----------
Other assets
   Goodwill (less accumulated amortization of
      $271,200 and $257,800, respectively) .......................            757,700                  771,100
   Other  ........................................................             65,600                   60,200
                                                                           ----------               ----------
            Total other assets ...................................            823,300                  831,300
                                                                           ----------               ----------
                                                                           $3,022,800               $2,919,500
                                                                           ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
   Current maturities of long-term debt ..........................         $   12,800               $   14,600
   Trade accounts payable ........................................             78,000                   60,100
   Other accounts payable and accrued expenses ...................            247,300                  229,100
                                                                           ----------               ----------
            Total current liabilities ............................            338,100                  303,800
                                                                           ----------               ----------
Noncurrent Liabilities
   Long-term debt ................................................          1,438,800                1,427,200
   Other .........................................................            285,200                  292,900
                                                                           ----------               ----------
            Total noncurrent liabilities .........................          1,724,000                1,720,100
                                                                           ----------               ----------
Common Stockholders' Equity  .....................................            960,700                  895,600
                                                                           ----------               ----------
                                                                           $3,022,800               $2,919,500
                                                                           ==========               ==========


                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     (In thousands, except per share data)

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                         -----------------------              ------------------------
                                                           1996           1995                   1996          1995
                                                         --------       --------              ----------    ----------
Net sales  .......................................       $732,200       $724,800              $1,238,400    $1,253,000
Cost of sales  ...................................        523,400        513,800                 892,600       880,000
                                                         --------       --------              ----------    ----------
  Gross earnings .................................        208,800        211,000                 345,800       373,000


Selling, general and administrative expenses......        100,400         99,000                 180,700       191,900
Goodwill amortization   ..........................          6,700          9,400                  13,400        18,800
                                                         --------       --------              ----------    ----------
  Operating earnings  ............................        101,700        102,600                 151,700       162,300


Interest expense .................................        (27,200)       (30,700)                (54,400)      (59,100)
Other (expense) income - net  ....................         (1,000)         2,200                  (2,900)          400
                                                         --------       --------              ----------    ----------
  Earnings before income tax expense
    and cumulative effect of change in
    accounting principle  ........................         73,500         74,100                  94,400       103,600


Income tax expense ...............................         25,700         34,400                  34,100        47,400
                                                         --------       --------              ----------    ----------
  Earnings before cumulative effect of
    change in accounting principle ...............         47,800         39,700                  60,300        56,200
  Cumulative effect of change in
    accounting for pre-operating costs............              -              -                       -        (5,200)
                                                         --------       --------              ----------    ----------
  Net earnings  ..................................       $ 47,800       $ 39,700              $   60,300    $   51,000
                                                         ========       ========              ==========    ==========

Earnings per common share:
  Earnings before cumulative effect
    of change in accounting principle.............       $    .63       $    .52              $      .79    $      .74
  Cumulative effect of change in
    accounting for pre-operating costs............              -              -                       -          (.07)
                                                         --------       --------              ----------    ----------
  Net earnings  ..................................       $    .63       $    .52              $      .79    $      .67
                                                         ========       ========              ==========    ==========
  Average common shares outstanding ..............         76,100         76,000                  76,100        76,000
                                                         ========       ========              ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In thousands of dollars)

                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                   ----------------------
                                                                                                     1996          1995
                                                                                                   --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings  .....................................................................            $  60,300    $  51,000
    Adjustments to reconcile to net cash used
       for operating activities:
       Cumulative effect of change in accounting for
         pre-operating costs  .........................................................                    -        5,200
       Depreciation and amortization  .................................................               74,300       82,900
       Deferred income taxes ..........................................................               15,000        9,300
       Increase in working capital  ...................................................             (152,200)    (300,400)
       Other-net  .....................................................................               (8,900)      (7,000)
                                                                                                   ---------    ---------
         Net cash used for operating activities  ......................................              (11,500)    (159,000)
                                                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures  ..........................................................              (18,500)     (65,800)
       Other-net ......................................................................              (11,300)       5,300
                                                                                                   ---------    ---------
         Net cash used for investing activities  ......................................              (29,800)     (60,500)
                                                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from issuance of long-term debt  ..................................               21,700      203,400
       Principal payments on long-term debt and capital leases.........................               (8,900)     (13,800)
       Issuances of common stock ......................................................                3,300          300
                                                                                                   ---------    ---------
         Net cash provided by financing activities  ...................................               16,100      189,900
                                                                                                   ---------    ---------
Net decrease in Cash and cash equivalents (including
       restricted cash) ...............................................................              (25,200)     (29,600)
Cash and cash equivalents (including restricted cash)
       at beginning of period  ........................................................               26,500       49,400
                                                                                                   ---------    ---------
Cash and cash equivalents (including restricted cash)
       at end of period ...............................................................            $   1,300    $  19,800
                                                                                                   =========    =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1. No dividends were declared on the Company's common stock for the three and six month periods ended June 30, 1996 and 1995.

2. Prior to 1995 pre-operating costs associated with the start-up of significant new production facilities were deferred and amortized over three years. Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share) in the first quarter of 1995. The results of operations for the first six months of 1995 have been restated to reflect this change in accounting principle.

3. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at June 30, 1996 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $74,800,000. The Company has recorded receivables related to these environmental liabilities of approximately $39,100,000 which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the EPA has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 1996 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly owned subsidiary, Universal Manufacturing Corporation ("Universal")
     to MagneTek, Inc. ("MagneTek").   At  the time of the sale there was a
     suit pending against Universal and the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       ------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

     Company's predecessor, Northwest  Industries, Inc. ("Northwest"), by  LMP
     Corporation ("LMP").    The  suit  (the "LMP Litigation") alleged that
     Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. Two additional plaintiffs, Stevens Luminoptics Partnership and Calmont Technologies, Inc., joined the litigation in 1986. In December 1989 and January 1990, a jury returned certain verdicts against Universal and also returned verdicts in favor of Northwest and on certain issues in favor of Universal. A judgment totaling $25,800,000, of which $7,500,000 represented punitive damages, reflecting these verdicts was entered by the Alameda County, California Superior Court in January 1990 against Universal.

     In April 1992, the California Court of Appeals reversed the
     $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case was then remanded to the trial court.

     Pursuant to the stock purchase agreement (the "Stock Purchase Agreement") under which Universal was sold, the Company agreed to indemnify MagneTek for a two-year period following the sale of Universal for certain contingent liabilities. MagneTek brought suit against the Company for declaratory and other relief in connection with the indemnification under the Stock Purchase Agreement. In April 1992, the Los Angeles County, California Superior Court found that the Company was obligated by the Stock Purchase Agreement to indemnify MagneTek for, among other things, its costs and expenses in defending that case. The court entered a judgment requiring the Company to reimburse and indemnify MagneTek in two stages: currently, to reimburse MagneTek for costs of defense and related expenses in the LMP Litigation, plus costs of litigating the indemnity case with the Company; and at a later date, if and when any liability in the LMP Litigation is finally determined or a settlement is reached in that case, to reimburse and/or indemnify MagneTek for that amount as well.

     In October 1994, following a retrial of the LMP Litigation, a jury returned a verdict of approximately $96,000,000 against Universal. The jury verdict included breach of contract and fraud damages and approximately $6,000,000 in punitive damages. The Company is obligated to indemnify Universal for damages incurred in this case.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       ------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel and on other information currently available, management believes that the court committed numerous errors during the trial and, accordingly, that the judgment will not stand on appeal. The Company filed its opening brief in the LMP appeal on September 27, 1995. The plaintiffs' responsive brief was filed in March 1996. The Company filed its reply brief in June 1996. The appeal is awaiting oral argument.

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

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. William Farley, the Company's Chairman of the Board and Chief Executive Officer. In exchange for the guarantee the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       ------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

     The Company has guaranteed, on an unsecured basis, the repayment of certain debt incurred or created by Acme Boot Company, Inc. ("Acme Boot"), formerly a wholly-owned subsidiary of the Company, under Acme Boot's bank credit facilities (the "Acme Boot Credit Facilities"). Acme Boot is a majority owned subsidiary of Farley Inc. ("FI"). Mr. Farley holds 100% of the common stock of FI. At June 30, 1996, the Acme Boot Credit Facilities provide for up to approximately $67,000,000 of loans and letters of credit. The Acme Boot Credit Facilities are secured by liens on substantially all of the assets of Acme Boot and its subsidiaries. At June 30, 1996, approximately $65,800,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facilities.

     Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):



     CONDENSED BALANCE SHEET



                                        JUNE 30,     DECEMBER 31,
                                          1996           1995
                                        --------     ------------
       Current assets                   $ 49,800       $ 49,500
       Noncurrent assets-net               8,200          9,000
                                        --------       --------
                                        $ 58,000       $ 58,500
                                        ========       ========

       Current liabilities              $ 76,600       $ 17,900
       Noncurrent liabilities             11,500         65,300
       Preferred stock                     2,900          2,500
       Common stockholders' deficit      (33,000)       (27,200)
                                        --------       --------
                                        $ 58,000       $ 58,500
                                        ========       ========

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       ------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

     CONDENSED STATEMENT OF OPERATIONS

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         ------------------    -----------------
                                           1996      1995        1996      1995
                                         -------   --------    -------   -------
        Net sales                        $19,200   $25,100     $41,900   $52,000
                                         =======   =======     =======   =======
        Gross earnings                   $ 4,800   $ 5,300     $12,200   $11,700
                                         =======   =======     =======   =======
        Operating loss                   $(3,000)  $(2,900)    $(4,100)  $(5,100)
                                         =======   =======     =======   =======
        Extraordinary gain on
          early retirement of debt       $     -   $18,100     $     -   $18,100
                                         =======   =======     =======   =======
        Net earnings (loss)              $(4,300)  $13,400     $(5,400)  $ 8,900
                                         =======   =======     =======   =======

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At June 30, 1996, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $60,300,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland or Germany.

4. The effective income tax rate for the second quarter and first six months of 1996 and 1995 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and, in 1996, the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States. In addition, the 1995 effective income tax rate in both periods differed from the Federal statutory rate due to the provision for interest related to prior years' taxes.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
       ------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, certain matters set forth in this Quarterly Report on Form 10-Q are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the continued ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore and the success of planned advertising, marketing and promotional campaigns. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended June 30, 1996 and the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.


                       THREE MONTHS ENDED        SIX MONTHS ENDED
                            JUNE 30,                  JUNE 30,
                       ------------------       --------------------
                         1996       1995         1996          1995
                       -------     ------       ------        ------
    Net sales           $732.2     $724.8      $1,238.4      $1,253.0


    Gross earnings      $208.8     $211.0        $345.8        $373.0
    Gross margin          28.5%      29.1%         27.9%         29.8%


    Operating earnings  $101.7     $102.6        $151.7        $162.3
    Operating margin      13.9%      14.2%         12.2%         13.0%

NET SALES

Net sales increased 1.0% in the second quarter, but decreased 1.2% in the first six months of 1996 compared to the same periods of 1995. The increase in net sales in the second quarter of 1996 compared to the same period in 1995 related primarily to increased shipments of activewear products, which more than offset price decreases on activewear tee shirts, decreased shipments of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NET SALES - (CONCLUDED)

Gitano and casualwear products and promotional programs for the Company's underwear products. The decrease in net sales for the first six months relates primarily to price decreases on activewear tee shirts, decreased shipments of Gitano products and promotional programs for the Company's underwear products, the sum of which more than offset increased shipments of activewear products.

GROSS EARNINGS

Gross earnings decreased 1.0% and 7.3%, respectively, in the second quarter and first six months of 1996 compared to the same periods of 1995. The gross margins were 28.5% and 27.9% in the second quarter and first six months of 1996 compared to 29.1% and 29.8%, respectively, in the same periods of 1995. The decrease in gross earnings and gross margin for both periods is primarily due to the effect of: (a) lower domestic activewear tee shirt selling prices and
(b) the impact of irregulars. The decrease in gross earnings and gross margins for both periods was partially offset by the effect of the Company's offshore manufacturing operations which operate at lower costs than the Company's domestic facilities. The decrease in gross earnings and gross margins in the first six months of 1996 as compared to the same period of 1995 was also due to the effect of normal cost increases and operating certain domestic manufacturing facilities at less than optimal levels to better manage inventory.

OPERATING EARNINGS

Operating earnings decreased .9% and 6.5%, respectively, in the second quarter and the first six months of 1996 compared to the same periods of 1995. Operating margins decreased .3 percentage points to 13.9% of net sales in the second quarter, and .8 percentage points to 12.2% of net sales for the first six months, of 1996. The decreases in both periods resulted from lower gross earnings offset partially by lower amounts of goodwill amortization. In addition, lower selling, general and administrative expenses helped offset the decrease in gross earnings in the first six months of 1996 as compared to the same period of 1995. Lower selling, general and administrative expenses resulted principally from a reduction of personnel as a result of the Company's 1995 actions taken in an effort to substantially reduce the Company's cost structure and streamline operations. Consolidations of shipping locations and the Company's administrative offices and attendant staff reductions have resulted in reduced shipping and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OPERATING EARNINGS - (CONCLUDED)

general and administrative costs by approximately $10,000,000 (11.1%) in the first six months of 1996 compared to the same period of 1995. In addition, the first six months of 1995 included charges related to the curtailment of selling and marketing activities in Mexico, and the second quarter and first six months of 1995 included charges related to the closing of Gitano's New York office and integration of all Gitano related management functions into the Company's existing operations. These cost reductions were partially offset by increases in both 1996 periods in advertising and management information systems expenses as compared to the same periods of 1995. Selling, general and administrative expense was 13.7% of net sales for both the second quarter of 1996 and 1995 and was 14.6% of net sales in the first six months of 1996 compared to 15.3% of net sales in the same period of 1995.

In addition, during 1995 the Company determined that the carrying value of the intangible assets related to certain acquired businesses were not expected to be recovered by their future undiscounted cash flows. Accordingly, impairment write downs of goodwill in the fourth quarter of 1995 reflected the write-off of all goodwill related to these certain acquired businesses. The effect of this impairment write down was to reduce goodwill amortization expense in the second quarter and first six months of 1996 by approximately $2,700,000 and $5,400,000, respectively, compared to the same periods of 1995.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of 1996 decreased 11.4% and 8.0%, respectively, from the same periods of 1995. The decrease was principally attributable to the effect of lower average debt levels in both periods of 1996. Lower average debt levels in both periods of 1996 were due principally to the effect of lower working capital levels in both periods of 1996 as compared to the same periods of 1995, primarily lower inventories, the effect of which is partially offset by higher accounts receivable. In addition, the Company has significantly reduced its capital expenditures between 1996 and 1995, thereby reducing its borrowing needs.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INCOME TAXES

The effective income tax rate for the second quarter and first six months of 1996 and 1995 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes and, in 1996, the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States. In addition, the 1995 effective income tax rate in both periods differed from the Federal statutory rate due to the provision for interest related to prior years' taxes.

EARNINGS PER SHARE

Earnings per share were $.63 for the second quarter of 1996 compared to $.52 for the same prior year period, a 21.2% increase. For the first six months of 1996, earnings per share before cumulative effect of change in accounting principle increased 6.8% from the same period of 1995. Earnings per share before cumulative effect of change in accounting principle were $.79 for the first six months of 1996 compared to $.74 for the same period of 1995. Included in the restated first six months of 1995 was a charge of $.07 per share related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred. Net earnings per share were $.79 for the first six months of 1996 compared to $.67 for the same prior year period.

EFFECTS OF INFLATION

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available a $125,000,000 short-term revolving commitment from a group of banks which expires in May 1997 to supplement its existing revolving lines of credit. No borrowings are outstanding under this facility.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

The Company has available for the funding of its operations approximately $974,100,000 of revolving lines of credit. As of July 31, 1996, approximately $380,000,000 was available and unused under these facilities.

Net cash used for operating activities in the six months ended June 30, 1996 and 1995 was $11,500,000 and $159,000,000, respectively. The primary components of cash used for operating activities in the first six months of 1996 and 1995 were increases in working capital of $152,200,000 and $300,400,000, respectively. The working capital increases in the first six months of 1996 and 1995 were primarily driven by higher notes and accounts receivable ($234,100,000 and $158,900,000, respectively) and, in 1995, higher inventories ($154,300,000). The increases in accounts receivable in the first six months of 1996 and 1995 reflect the seasonality of the Company's business at its peak selling period. The increase in inventory in 1995 was the result of higher raw material costs, an increase in heavier weight apparel carried in inventory to meet increased consumer demand, the effect of the Company's ongoing efforts to improve customer service and the effect of the sluggish retail environment which led to lower than anticipated sales volumes. In 1996, inventories were reduced by $24,300,000 from December 31, 1995. The decrease is primarily due to the Company's efforts to reduce the number of product offerings and better manage inventory levels.

Net cash used for investing activities in the six months ended June 30, 1996 and 1995 was $29,800,000 and $60,500,000, respectively. Capital expenditures were $18,500,000 and $65,800,000 in the first six months of 1996 and 1995, respectively. Capital spending, primarily to enhance distribution and finished cloth manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $65,000,000 to $75,000,000 in 1996.

Net cash provided by financing activities in the six months ended June 30, 1996 and 1995 was $16,100,000 and $189,900,000, respectively, and consisted principally of borrowings under the Company's bank facilities, partially offset by principal payments on long-term debt and capital leases.

In September 1994, the Company entered into a five year operating lease agreement, with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At June 30, 1996, approximately $27,400,000 was available and unused under this facility. The lease provides for a substantial

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                  PART I.  FINANCIAL INFORMATION - (CONCLUDED)

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

The Company's debt instruments, principally its bank agreements, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Internal Revenue Service (the "IRS") declined to seek United States Supreme Court review of a decision by the United States Court of Appeals for the Third Circuit which reversed a lower court ruling and directed the lower court to order a refund to the Company of approximately $10,500,000 in Federal income taxes collected from a predecessor of the Company, plus approximately $49,400,000 in interest thereon applicable to the tax years 1964-1968. The Company received the full refund of approximately $60,000,000 in March 1992. However, in September 1992 the IRS issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment, presently a period of about 29 years. In October 1994, the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the United States Tax Court. The IRS had a period of 90 days from the date of the decision to petition for a review by the United States Supreme Court. The IRS did not petition for a review and, accordingly, the case is now closed.

On December 23, 1993, James J. Locke, as Trustee of Locke Family Trust, and I. Jack Saline filed a lawsuit against the Company and certain of its then
officers and directors in the District Court.   The lawsuit was then amended to
add additional plaintiffs. On April 19, 1994, the District Court granted plaintiffs' motion for class certification. The plaintiffs claim that all of the defendants engaged in conduct violating Section 10b of the Securities Exchange Act of 1934 (the "Act") and that certain of its then officers and directors also violated Section 20a of the Act. According to the plaintiffs, beginning before June 1992 and continuing through early June 1993, the Company, with the knowledge and assistance of the individual defendants, issued positive public statements about its expected sales increases and growth through 1993 and afterwards. They also allege that beginning in approximately mid-1992 and continuing afterwards, the Company's business was not as strong and its growth prospects were not as certain as represented. The plaintiffs further allege that during the end of 1992 and beginning of 1993, certain of the individual defendants traded the stock of the Company while in the possession of material, non-public information.

On May 8, 1996, the parties preliminarily agreed to settle the case. The parties have executed an agreement in principle pursuant to which plaintiffs have agreed to drop their claims against the defendants and defendants' insurers have agreed to pay into an escrow account, for the benefit of plaintiffs, the sum of $7,250,000. Prior to the distribution of any settlement funds to plaintiffs, class counsel will deduct its fees from the fund in an amount approved by the District Court.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS - (CONCLUDED)

On August 19, 1996, the parties will submit for the District Court's approval a more extensive settlement agreement which will supersede the agreement in principle and control all issues relating to the settlement. Once the District Court approves the settlement agreement, and notices are sent to members of the class, the District Court will be asked to enter a final judgment order dismissing with prejudice all of the plaintiffs' claims against the defendants.

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

27    Financial Data Schedule.



- -------------------------------

* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D. C. 20549 (Commission file No. 1-8941).

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

b.  REPORTS ON FORM 8-K
No report on form 8-K was filed by the Registrant during the quarter ended June 30, 1996.

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

                                           FRUIT OF THE LOOM, INC.
                                       -------------------------------
                                                (Registrant)




Date:  August 13, 1996                        LARRY K. SWITZER
                                       -------------------------------
                                              Larry K. Switzer
                                       Senior Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer
                                         and duly authorized to sign
                                           on behalf of Registrant)