Form 10-Q
period 1996-09-30
FRUIT OF THE LOOM INC /DE/
filed 1996-11-12
CIK 771298

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                  ----    ---

                         Commission File Number 1-8941

                            FRUIT OF THE LOOM, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              36-3361804
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

Common shares outstanding at October 31, 1996: 70,188,089 shares of Class A Common Stock, $.01 par value, and 6,690,976 shares of Class B Common Stock, $.01 par value.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION                               PAGE NO.

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheet;
                          September 30, 1996 (Unaudited) and
                          December 31, 1995                        2

                      Condensed Consolidated Statement of
                          Earnings (Unaudited); Three and Nine
                          Months Ended September 30, 1996 and
                          1995                                     3

                      Condensed Consolidated Statement of Cash
                          Flows (Unaudited); Nine Months Ended
                          September 30, 1996 and 1995              4

                      Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                   5

          Item 2.     Management's Discussion and
                          Analysis of Financial Condition and
                          Results of Operations                   11



PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                           17

          Item 6.     Exhibits and Reports on Form 8-K            19

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands of dollars)


                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1996                 1995
                                                                          -------------       ------------
ASSETS                                                                    (UNAUDITED)
------
Current Assets
  Cash and cash equivalents
    (including restricted cash)...............................           $    2,000             $   26,500
  Notes and accounts receivable
    (less allowance for possible losses
    of $28,800 and $26,600, respectively).....................              468,000                261,000
  Inventories
    Finished goods............................................              442,700                522,300
    Work in process...........................................              153,700                132,400
    Materials and supplies....................................               51,900                 44,800
  Other.......................................................               46,400                 72,800
                                                                         ----------             ----------
         Total current assets.................................            1,164,700              1,059,800
                                                                         ----------             ----------

Property, Plant and Equipment.................................            1,591,600              1,607,300
    Less accumulated depreciation.............................              635,600                578,900
                                                                         ----------             ----------
         Net Property, Plant and Equipment....................              956,000              1,028,400
                                                                         ----------             ----------
Other Assets
    Goodwill (less accumulated amortization of
      $277,900 and $257,800, respectively)....................              751,000                771,100
    Other.....................................................               61,800                 60,200
                                                                         ----------             ----------
         Total other assets...................................              812,800                831,300
                                                                         ----------             ----------
                                                                         $2,933,500             $2,919,500
                                                                         ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Current maturities of long-term debt........................           $   12,900             $   14,600
  Trade accounts payable......................................               83,300                 60,100
  Other accounts payable and accrued expenses.................              221,900                229,100
                                                                         ----------             ----------
         Total current liabilities............................              318,100                303,800
                                                                         ----------             ----------
Noncurrent Liabilities
  Long-term debt..............................................            1,295,800              1,427,200
  Deferred income taxes.......................................               18,100                     -
  Other.......................................................              282,900                292,900
                                                                         ----------             ----------
         Total noncurrent liabilities.........................            1,596,800              1,720,100
                                                                         ----------             ----------
  Common Stockholders' Equity.................................            1,018,600                895,600
                                                                         ----------             ----------
                                                                         $2,933,500             $2,919,500
                                                                         ==========             ==========

                           See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     (In thousands, except per share data)




                                                THREE  MONTHS  ENDED           NINE  MONTHS  ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                              ---------------------------  -------------------------------
                                                  1996           1995          1996             1995
                                              -------------  ------------  -------------  ----------------
Net sales...................................     $628,000      $641,300     $1,866,400        $1,894,300
Cost of sales...............................      427,400       450,400      1,320,000         1,330,400
                                                ---------     ---------     ----------        ----------
  Gross earnings............................      200,600       190,900        546,400           563,900

Selling, general and administrative expenses       99,700        99,500        280,400           291,400
Goodwill amortization.......................        6,700         9,500         20,100            28,300
                                                ---------     ---------     ----------        ----------
  Operating earnings........................       94,200        81,900        245,900           244,200

Interest expense............................      (25,400)      (30,000)       (79,800)          (89,100)
Other expense - net.........................         (400)       (2,600)        (3,300)           (2,200)
                                                ---------     ---------     ----------        ----------
  Earnings before income tax expense
   and cumulative effect of change in
   accounting principle.....................       68,400        49,300        162,800           152,900

Income tax expense..........................       20,600        24,800         54,700            72,200
                                                ---------     ---------     ----------        ----------
  Earnings before cumulative effect of
   change in accounting principle...........       47,800        24,500        108,100            80,700
  Cumulative effect of change in
   accounting for pre-operating costs.......            -             -              -            (5,200)
                                                ---------     ---------     ----------        ----------
  Net earnings..............................     $ 47,800      $ 24,500     $  108,100           $75,500
                                                =========     =========     ==========        ==========

Earnings per common share:
  Earnings before cumulative effect
   of change in accounting principle........     $    .63          $.32     $     1.42        $     1.06
  Cumulative effect of change in
  accounting for pre-operating costs........            -             -              -              (.07)
                                                 ---------     ---------    ----------        ----------
  Net earnings..............................     $    .63      $    .32     $     1.42        $      .99
                                                =========     =========     ==========        ==========
  Average common shares outstanding.........       76,400        76,000         76,200            76,000
                                                =========     =========     ==========        ==========

                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                          (In thousands of dollars)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings...................................................         $108,100    $ 75,500
  Adjustments to reconcile to net cash provided by
   (used for) operating activities:
   Cumulative effect of change in accounting for
    pre-operating costs..........................................                -       5,200
   Depreciation and amortization.................................          113,900     127,400
   Deferred income taxes.........................................           27,000      13,300
   Increase in other working capital.............................         (121,400)   (237,300)
   Other-net.....................................................           (3,500)     (4,700)
                                                                          ---------   ---------
    Net cash provided by (used for) operating
     activities..................................................          124,100     (20,600)
                                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................................          (27,100)    (88,300)
  Other-net......................................................           (2,200)     25,600
                                                                          ---------   ---------
     Net cash used for investing activities......................          (29,300)    (62,700)
                                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt.......................           63,000           -
  Proceeds under line-of-credit agreement........................          308,500     447,600
  Payments under line-of-credit agreement........................         (483,100)   (382,900)
  Principal payments on long-term debt and capital leases........          (19,000)    (16,800)
  Issuances of common stock......................................           11,300         400
                                                                          ---------   ---------
     Net cash provided by (used for) financing
     activities..................................................         (119,300)      48,300
                                                                          ---------   ---------
  Net decrease in Cash and cash equivalents (including
    restricted cash).............................................          (24,500)    (35,000)
  Cash and cash equivalents (including restricted cash)
    at beginning of period.......................................           26,500      49,400
                                                                          --------    --------
  Cash and cash equivalents (including restricted cash)
    at end of period.............................................         $  2,000    $ 14,400
                                                                          ========    ========

                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. No dividends were declared on the Company's common stock for the three and nine month periods ended September 30, 1996 and 1995.

2. Prior to 1995 pre-operating costs associated with the start-up of significant new production facilities were deferred and amortized over three years. Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share) in the first quarter of 1995. The results of operations for the first nine months of 1995 have been restated to reflect this change in accounting principle.

3. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at September 30, 1996 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $68,800,000. The Company has recorded receivables related to these environmental liabilities of approximately $37,600,000 which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 1996 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly owned subsidiary, Universal Manufacturing Corporation
     ("Universal") to MagneTek, Inc. ("MagneTek").   At  the time of the
     sale there was a suit pending against Universal and the

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Management of the Company believes that the jury's decision is incorrect and is contrary to the evidence. Based on discussions with counsel and on other information currently available, management believes that the court committed numerous errors during the trial and, accordingly, that the judgment will not stand on appeal. All briefs have been filed and the appeal is awaiting oral argument.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company has guaranteed, on an unsecured basis, the repayment of certain debt incurred or created by Acme Boot Company, Inc. ("Acme Boot"), formerly a wholly-owned subsidiary of the Company, under Acme Boot's bank credit facilities (the "Acme Boot Credit Facilities"). Acme Boot is a majority owned subsidiary of Farley Inc. ("FI"). Mr. Farley holds 100% of the common stock of FI. At September 30, 1996, the Acme Boot Credit Facilities provide for up to approximately $67,000,000 of loans and letters of credit. The Acme Boot Credit Facilities are secured by liens on substantially all of the assets of Acme Boot and its subsidiaries. At September 30, 1996, approximately $65,700,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facilities.

     Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):

     CONDENSED BALANCE SHEET


                                                 SEPTEMBER  30,    DECEMBER 31,
                                                     1996             1995
                                                   --------         --------
          Current assets                           $ 45,700         $ 49,500
          Noncurrent assets-net                       7,500            9,000
                                                   --------         --------
                                                   $ 53,200         $ 58,500
                                                   ========         ========

          Current liabilities                      $ 77,300         $ 17,900
          Noncurrent liabilities                     10,800           65,300
          Preferred stock                             3,100            2,500
          Common stockholders' deficit              (38,000)         (27,200)
                                                   --------         --------
                                                   $ 53,200         $ 58,500
                                                   ========         ========

     CONDENSED STATEMENT OF OPERATIONS


                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                      --------------------     --------------------
                                       1996         1995         1996        1995
                                      -------      -------     --------     -------
     Net sales                        $20,400      $31,100     $ 62,300     $83,100
                                      =======      =======     ========     =======
     Gross earnings                   $ 4,200      $ 6,500     $ 16,400     $18,200
                                      =======      =======     ========     =======
     Operating loss                   $(3,700)     $(2,000)    $ (7,800)    $(7,100)
                                      =======      =======     ========     =======
     Extraordinary gain on
      early retirement of debt        $     -      $     -     $      -     $18,100
                                      =======      =======     ========     =======
     Net earnings (loss)              $(4,800)     $(4,100)    $(10,200)    $ 4,800
                                      =======      =======     ========     =======

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At September 30, 1996, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $63,600,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland or Germany.

4. The effective income tax rate for the third quarter and first nine months of 1996 and 1995 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes, the provision for interest related to prior year's taxes and, in 1996, the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States.

5. In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service.

     On October 2, 1996 the Company announced plans to close its Raymondville, Texas manufacturing facility and reduce sewing operations at its Campbellsville and Jamestown, Kentucky plants. These actions were taken as part of the Company's continuing program to reduce costs and streamline operations. The Company does not anticipate any significant charges will be incurred related to the plant closing and reduction in operations.

6. On September 19, 1996 the Company announced it had signed a letter of intent with an unrelated third party (the "Purchaser") to sell a substantial portion of its hosiery related operations and related assets for proceeds (including certain working capital items) of approximately $70,000,000, resulting in an estimated pretax gain on the sale of approximately $6,000,000. It was also announced that the Purchaser will enter into a long-term license agreement with the Company granting the Purchaser an exclusive license to use the Fruit of the Loom trade name and trademarks for the manufacture, sale and distribution of athletic, casual and dress socks for adults. The transaction is subject to

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                                  (UNAUDITED)

     a definitive purchase agreement. Sales from hosiery related operations were $30,900,000 and $33,400,000 for the third quarter of 1996 and 1995, respectively, and $84,000,000 and $89,800,000 for the nine months ended September 30, 1996 and 1995, respectively.

7. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the period ended September 30, 1996 and the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                        THREE MONTHS ENDED     NINE MONTHS ENDED
                           SEPTEMBER 30,          SEPTEMBER 30,
                        ------------------     -----------------
                          1996      1995      1996        1995
                          ----      ----      ----        ----
    Net sales             $628.0    $641.3   $1,866.4   $1,894.3
    Gross earnings        $200.6    $190.9   $  546.4   $  563.9
    Gross margin            31.9%     29.8%      29.3%      29.8%
    Operating earnings    $ 94.2    $ 81.9   $  245.9   $  244.2
    Operating margin        15.0%     12.8%      13.2%      12.9%

NET SALES

Net sales decreased 2.1% and 1.5% respectively, in the third quarter and first nine months of 1996 compared to the same periods of 1995. The decrease in net sales for both periods relates primarily to price decreases on activewear tee shirts, decreased shipments of Gitano, decreased shipments in Europe and the impact of promotional programs, the sum of which more than offset increased shipments of underwear, casualwear fleece and activewear products.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

GROSS EARNINGS

Gross earnings increased 5.1% in the third quarter, but decreased 3.1% for the first nine months of 1996 compared to the same periods of 1995. The gross margins were 31.9% and 29.3% in the third quarter and first nine months of 1996 compared to 29.8% in both periods of 1995. The increase in gross earnings and gross margin in the third quarter is primarily due to the Company's offshore manufacturing operations which operate at lower costs than the Company's domestic facilities and decreases in casualty insurance costs as a result of improved safety in the plants, the sum of which more than offset the impact of lower domestic activewear tee shirt selling prices, lower margins on sales of irregular products, promotional programs and normal cost increases. The decrease in gross earnings and gross margin for the first nine months of 1996 compared to the same period of 1995 is primarily due to lower domestic activewear tee shirt selling prices, increased sales of irregular products, promotional programs, normal cost increases and operating certain domestic manufacturing facilities at less than optimal levels to better manage inventory. The decrease in gross earnings and gross margin for the first nine months was reduced by the effect of the Company's offshore manufacturing operations and decreases in casualty insurance costs as a result of improved safety in the plants.

OPERATING EARNINGS

Operating earnings increased 15.0% and .7%, respectively, in the third quarter and the first nine months of 1996 compared to the same periods of 1995. Operating margins increased 2.2 percentage points to 15.0% of net sales in the third quarter, and .3 percentage points to 13.2% of net sales for the first nine months of 1996. The increase in the third quarter of 1996 compared to the same period of 1995 resulted from higher gross earnings and lower goodwill amortization. The increase in the first nine months of 1996 compared to the same period of 1995 resulted from lower selling, general and administrative expenses and lower goodwill amortization offset partially by lower gross earnings. Lower selling, general and administrative expenses in the first nine months of 1996 as compared to the same period in 1995 resulted principally from a reduction of personnel as a result of the Company's 1995 actions taken in an effort to substantially reduce the Company's cost structure and streamline operations.

The first nine months of 1995 included charges related to the curtailment of selling and marketing activities in Mexico, and charges related to the closing of Gitano's New York office and integration of all Gitano related management functions into the Company's existing

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

OPERATING EARNINGS - (CONCLUDED)

operations. These cost reductions were partially offset by increases in both 1996 periods in management information systems expenses as compared to the same periods of 1995 and increased advertising in the first nine months of 1996 as compared to the same period in 1995. Selling, general and administrative expense was 15.9% and 15.5% of net sales for the third quarter of 1996 and 1995, respectively, and was 15.0% and 15.4% of net sales in the first nine months of 1996 and 1995, respectively.

In addition, during 1995 the Company determined that the carrying value of the intangible assets related to certain acquired businesses were not expected to be recovered by their future undiscounted cash flows. Accordingly, impairment write downs of goodwill in the fourth quarter of 1995 reflected the write-off of all goodwill related to these certain acquired businesses. The effect of this impairment write down was to reduce goodwill amortization expense in the third quarter and first nine months of 1996 by approximately $2,800,000 and $8,200,000, respectively, compared to the same periods of 1995.

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of 1996 decreased 15.3% and 10.4%, respectively, from the same periods of 1995. The decrease was principally attributable to the effect of lower average debt levels in both periods of 1996. Working capital levels in both periods of 1996 were down as compared to the same periods of 1995, primarily from lower inventories, the effect of which is partially offset by higher accounts receivable. In addition, the Company has significantly reduced its capital expenditures between 1996 and 1995, thereby reducing its borrowing needs.

INCOME TAXES

The effective income tax rate for the third quarter and first nine months of 1996 and 1995 differed from the Federal statutory rate of 35% primarily due to the impact of goodwill amortization, a portion of which is not deductible for Federal income tax purposes, state income taxes, the provision for interest related to prior years' taxes and, in 1996, the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

EARNINGS PER SHARE

Earnings per share were $.63 for the third quarter of 1996 compared to $.32 for the same prior year period, a 96.9% increase. For the first nine months of 1996, earnings per share before cumulative effect of change in accounting principle increased 34.0% from the same period of 1995. Earnings per share before cumulative effect of change in accounting principle were $1.42 for the first nine months of 1996 compared to $1.06 for the same period of 1995. Included in the restated first nine months of 1995 was a charge of $.07 per share related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred. Net earnings per share were $1.42 for the first nine months of 1996 compared to $.99 for the same prior year period.

EFFECTS OF INFLATION

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $973,600,000 of revolving lines of credit. As of November 6, 1996, approximately $561,300,000 was available and unused under these facilities.

The Company has available a $125,000,000 short-term revolving commitment from a group of banks which expires in May 1997 to supplement its existing revolving lines of credit. No borrowings are outstanding under this facility.

Net cash provided by operating activities for the nine months ended September 30, 1996 was $124,100,000, as compared to net cash used for operating activities of $20,600,000 in the comparable 1995 period. The favorable year-to-year comparison largely resulted from a smaller increase in working capital in the first nine months of 1996 ($121,400,000 as compared with $237,300,000 in the 1995 period). In 1996 accounts receivable increased $207,000,000, reflecting the seasonality of the Company's business at its peak combined with the impact of promotional programs that include extended terms on the purchase of selected products, all of

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

which are scheduled to be collected in the fourth quarter. Inventories, on the other hand, have been reduced by $51,200,000 since the beginning of 1996. The reduction was primarily due to the Company's efforts to reduce the number of product offerings and better manage inventory levels. This contrasts with inventory growth of $159,700,000 in the first nine months of 1995 coupled with a seasonal increase of $68,400,000 in accounts receivable. The inventory growth in 1995 was the result of higher raw material costs, an increase in heavier weight apparel carried in inventory to meet increased consumer demand, the effect of the Company's ongoing efforts to improve customer service and the effect of the sluggish retail environment which led to lower than anticipated sales volumes.

Net cash used for investing activities in the nine months ended September 30, 1996 and 1995 was $29,300,000 and $62,700,000, respectively. Capital expenditures were $27,100,000 and $88,300,000 in the first nine months of 1996 and 1995, respectively. Capital spending, primarily to enhance distribution and finished cloth manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $60,000,000 to $75,000,000 in 1996.

Net cash used for financing activities in the nine months ended September 30, 1996 was $119,300,000 and consisted principally of payments on long-term debt and capital leases and net payments under the Company's line-of-credit agreement of $174,600,000, offset partially by proceeds from the issuance of long-term debt of $63,000,000. Net cash provided by financing activities in the nine months ended September 30, 1995 was $48,300,000, and consisted principally of net borrowings under the Company's bank facilities, partially offset by principal payments on long-term debt and capital leases.

Cash payments made in the third quarter and for the nine months ended September 30, 1996 approximated $14,900,000 and $44,700,000 related to special charges recorded in the fourth quarter of 1995.

In September 1994, the Company entered into a five year operating lease agreement, with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At September 30, 1996, approximately $30,400,000 was
available and  unused under  this facility.   The lease  provides for a
substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

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

On May 8, 1996, the parties preliminarily agreed to settle the case. At that time, the parties executed an agreement in principle pursuant to which plaintiffs agreed to drop their claims against the defendants and defendants' insurers agreed to pay into an escrow account, for the benefit of plaintiffs, the sum of $7,250,000.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS - (CONCLUDED)

On August 19, 1996, the parties submitted for the District Court's approval a more extensive settlement agreement to supersede the agreement in principle and control all issues relating to the settlement. On October 28, 1996, the District Court approved the settlement agreement in all material respects, including the allocation of the settlement proceeds between the plaintiffs and class counsel. As part of its approval, the District Court entered a final judgment order dismissing with prejudice all of the plaintiffs' claims against the defendants.

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


-----------------------------

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

B.  REPORTS ON FORM 8-K
No report on form 8-K was filed by the Registrant during the quarter ended September 30, 1996.

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

                                                      FRUIT OF THE LOOM, INC.
                                                 -------------------------------
                                                         (Registrant)




Date:  November 12, 1996                                LARRY K. SWITZER
                                                 -------------------------------
                                                        Larry K. Switzer
                                                 Senior Executive Vice President
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer
                                                   and duly authorized to sign
                                                    on behalf of Registrant)