Form 10-Q/A
period 1995-06-30
FRUIT OF THE LOOM INC /DE/
filed 1997-02-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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



OTHER CONTINGENCIES

        A major customer of the Company, which accounts for a substantial majority of Gitano's sales, notified the Company in June 1995 of its plan to move toward private label jeans. Management is in discussions regarding the effect of this plan on the Company's Gitano business with this customer and management cannot at this time determine to what extent, if any, this customer will ultimately reduce or eliminate its purchases of Gitano branded products. The Company believes it has a good relationship with this customer and is in the process of negotiating with this customer to maintain the Gitano brand name. However, the loss or a significant reduction of purchases by this customer could result in a decrease in net sales and licensing revenue. In addition, such action may cause the Company to reassess the continuation of its Gitano business and to re-evaluate the carrying value of the Gitano assets (including goodwill of $63,000,000).

        In the fourth quarter of 1993, the Company purchased Salem Sportswear Corporation ("Salem"), a designer and marketer of sports apparel under licenses granted by each of the major professional sports leagues in the United States ("U.S."). Through this acquisition, the Company intended to combine its manufacturing, distribution and marketing capabilities with Salem's screen printing capabilities to become a leader in the licensed sports apparel industry. Subsequent to this acquisition, the Major League Baseball strike and the National Hockey League lockout in 1994 and 1995 has resulted in reduced consumer demand for sports related apparel, including demand for the Company's Salem branded products. It is unknown whether there will be any permanent decline in the sports apparel business as a result of the Major League Baseball strike and the National Hockey League lockout. In addition, increased competition in the U.S. licensed sports apparel business may result in a decrease in net sales and limit the opportunities for expansion of the Salem brand. The Company has conducted and will continue to conduct research relating to the Salem business, including the strength of the Salem brand. In light of these circumstances, management is continuing to evaluate the Salem-branded business and considering several alternatives, some of which could result in a decrease in the net sales of Salem-branded products. This in turn may cause the Company to evaluate the carrying value of the Salem assets, including the $98,300,000 of goodwill related to the Salem brand name.



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