Form 10-Q/A
period 1995-09-30
FRUIT OF THE LOOM INC /DE/
filed 1997-02-14
CIK 771298

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



OTHER CONTINGENCIES

        A major customer of the Company which accounts for a substantial majority of Gitano's sales notified the Company in June 1995 of its plan to move toward private label jeans. This customer is in the process of obtaining vendors to source private label products. Management has held several key meetings with this customer to identify the customer's needs and see if they can be met by the Company. No conclusions have been reached and management believes that both sides are attempting to find a way to provide the customer with an improved price/value relationship while maintaining the viability of the Gitano brand. In order to achieve this, the Company is investigating the possibility of investing additional capital funds to vertically integrate the production of jeans and to internally produce (rather than externally source) jeans under the Gitano brand name to reduce product costs. In addition, the Company is considering revamping the entire Gitano casualwear line by supplying a more simplified line, discontinuing sourcing and utilizing vertical manufacturing to reduce costs and to achieve better price points. Management cannot at this time determine to what extent, if any, this customer will ultimately reduce or eliminate its purchases of Gitano branded products. The loss or a significant reduction of purchases by this customer could result in a decrease in net sales and licensing revenue. In addition, such action may cause the Company to reassess the continuation of its Gitano business and to re-evaluate the carrying value of the Gitano assets (including goodwill of $61,900,000).

        In the fourth quarter of 1993, the Company purchased Salem Sportswear Corporation ("Salem"), a designer and marketer of sports apparel under licenses granted by each of the major professional sports leagues in the United States ("U.S."). Through this acquisition, the Company intended to combine its manufacturing, distribution and marketing capabilities with Salem's screen printing capabilities to become a leader in the licensed sports apparel industry. Consumer demand for sports related apparel, including demand for the Company's Salem-branded products, has continued to decline as a result of the Major League Baseball strike and the National Hockey League lockout in 1994 and 1995. The Company is unable to determine at this time whether there will be a permanent decline in the sports apparel business as a result of the Major League Baseball strike and the National Hockey League lockout. Increased competition in the U.S. licensed sports apparel business, most notably by Nike, Inc. (C) and Reebok (C), may result in a decrease in net sales and limit the opportunities for expansion of the Salem brand. The Company has conducted and will continue to conduct research relating to the Salem business, including the strength of the Salem brand. In light of these circumstances, management is continuing to evaluate the Salem-branded business and considering several alternatives, some of which could result in a decrease in the net sales of Salem-branded products. This in turn may cause the Company to evaluate the carrying value of the Salem assets, including the $96,900,000 of goodwill related to the Salem brand name.



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