Form 10-K/A
period 1995-12-31
FRUIT OF THE LOOM INC /DE/
filed 1997-02-14
CIK 771298

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


     Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls and restrictions on currency exchange. At the present time, existing limitations, controls and restrictions have not significantly affected the Company.


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

See "LEASE COMMITMENTS" and "PROPERTY, PLANT AND EQUIPMENT" in the Notes to Consolidated Financial Statements.

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

OPERATIONS


        In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. Accordingly, the Company terminated 194 salaried and 5,926 production personnel related to closed operations. Terminated personnel were notified of their separation in 1995 and the plant closings and attendant personnel reductions were substantially completed in 1995.



        These actions included the closing in 1995 of nine domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations, the curtailment of selling and marketing activities in Mexico and the accelerated migration of some manufacturing cut and sew operations to lower cost, offshore locations, which resulted in the need to realign certain other domestic manufacturing operations. The Company realigned its operations by shifting production at the remaining domestic operations in order to balance its production capabilities. In addition, management reviewed the operations of Salem and Gitano and decided to discontinue the use of the SALEM brand and redeployed the other tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel operations. Also, the Company discontinued certain of its product offerings, including certain licensed products.



    In addition, management determined that significant changes and investment would be necessary to restructure the Gitano business and implemented a plan to improve Gitano's profitability. Management determined that the carrying value of the intangible assets related to the Salem and Gitano businesses were not expected to be recovered by their future undiscounted cash flows. Future cash flows were based on forecasted trends for the particular businesses and assumed capital spending in line with expected requirements. Accordingly, impairment writedowns of goodwill of $158,500,000 reflect the write-off of all goodwill related to the Salem and Gitano businesses. See "Acquisitions" in the Notes to Consolidated Financial Statements.



        During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 (of which $28,400,000 are non-cash charges) related to the closing or realignment of certain domestic manufacturing operations, the closing of certain, leased manufacturing and distribution facilities, the write-off of fixed assets related to these facilities and changes in estimates of the cost of certain of the Company's insurance obligations. The detail of these charges is presented below (in millions):

        Loss on disposal of closed facilities, improvements
        and equipment . . . . . . . . . . . . . . . . . . . . . . . . . $29.0

        Changes in estimates of insurance liabilities. . . . . . . . . . 21.8

        Costs related to expected increases in workers'
        compensation and health and welfare costs . . . . . . . . . . .   8.0

        Cost related to termination of certain lease
        agreements. . . . . . . . . . . . . . . . . . . . . . . . . . .   7.3

        Costs related to the severance of the hourly
        workforce . . . . . . . . . . . . . . . . . . . . . . . . . . .   6.7

        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10.0
                                                                        -----
                                                                        $82.8
                                                                        =====

These charges have been properly recorded in the fourth quarter of 1995 as required by Emerging Issues Task Force No. 94-3 or other authoritative literature.

        The Company recorded charges in the fourth quarter of 1995 of approximately $5,800,000 (of which approximately $800,000 was paid during 1995) related to the cost of providing severance and benefits to employees at the closed facilities as well as certain related administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 (of which $70,600,000 are non-cash charges) related to other asset writedowns, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 (which amounts will be paid in periods subsequent to 1995) related to changes in estimates of certain retained liabilities in connection with the prior sale of certain discontinued operations. See "Contingent Liabilities" in the Notes to Consolidated Financial Statements. Also, management adopted a plan to realign certain of the corporate headquarters functions and to terminate the Company's agreement regarding management services with Farley Industries, Inc. ("FII") and, accordingly, recorded charges of aproximately $15,500,000 (which amounts will be paid in periods subsequent to 1995) related to lease termination, severance benefits and other costs. See "Related Party Transactions" in the Notes to Consolidated Financial Statements.




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



        As a result of the above actions, the Company anticipates reductions in annual expenses of approximately $40,000,000, of which $28,000,000 will be cash savings. The reductions in annual expenses are anticipated to be approximately $11,500,000 in reduced labor costs, approximately $12,500,000 in reduced selling, general and administrative expenses and approximately $12,000,000 in reduced depreciation and goodwil amortization.



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


     Net cash used for investing activities in 1995 and 1994 were $103,300,000 and $430,800,000, respectively. Capital expenditures, net of amounts attributable to capital leases of $3,900,000 and $40,600,000 in 1995 and 1994, respectively, were $121,700,000 and $246,400,000 in 1995 and 1994, respectively. In 1994 the Company used approximately $192,100,000 on the acquisitions of Artex, Gitano and Pro Player, the funds for which were provided by borrowings under the New Credit Agreement. Capital spending, primarily to enhance distribution and yarn manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $75,000,000 in 1996 compared to $125,600,000 in 1995.


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


     PRE-OPERATING COSTS. Prior to 1995 pre-operating costs associated with the start-up of significant new production facilities were deferred and amortized over three years. Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share) in 1995. The effect of the change in accounting for pre-operating costs was not material to the reported results of operations in 1995 nor was it material to the pro forma results of operations for 1994 or 1993.


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

SPECIAL CHARGES


     In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. The Company realigned its operations by shifting production at the remaining domestic operations in order to balance its production capabilities.


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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONCLUDED)
     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased facilities, the write-off of fixed assets related to these facilities and changes in estimates
of the cost of certain of the Company's insurance obligations.   The detail of
these charges is presented below (in millions):

        Loss on disposal of closed facilities, improvements
        and equipment.......................................      $29.0

        Changes in estimates of insurance liabilities.......       21.8

        Costs related to expected increases in workers'
        compensation and health and welfare costs...........        8.0

        Costs related to termination of certain lease
        agreements..........................................        7.3

        Costs related to the severance of the hourly
        workforce...........................................        6.7

        Other...............................................       10.0
                                                                  -----
                                                                  $82.8
                                                                  ======

These charges have been properly recorded in the fourth quarter of 1995 as required by Emerging Issues Task Force No. 94-3 or other authoritive literature.

The Company recorded charges of approximately $5,800,000 related to the cost of providing severance and benefits to employees affected by the facility closings as well as certain administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 related to other asset writedowns, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities in connection with the prior sale of certain discontinued operations. Also, the Company adopted a plan to realign certain of its corporate headquarters functions and to terminate its relationship for management services with Farley Industries, Inc. ("FII") and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. These charges included certain valuation reserves and the impact of license agreements which relate specifically to the Salem and Gitano brands. The total impact of the charges in 1995 (including the writedown of goodwill) pertaining to the Salem and Gitano brands was $164,100,000. See "RELATED PARTY TRANSACTIONS."


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

-------------------------


(1) Effective January 1, 1995, the Company recorded and restated for the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5.2 ($.07 per share).


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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(A)(3) AND 14(C))


                                     DESCRIPTION
                                     -----------
 3(a)*   --  Restated Certificate of Incorporation of the Company and
             Certificate of Amendment of the Restated Certificate of
             Incorporation of the Company (incorporated herein by
             reference to Exhibit 3 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1993).
 3(b)*   --  By-Laws of the Company (incorporated herein by reference to
             Exhibit 4(b) to the Company's Registration Statement on Form
             S-2, Reg. No. 33-8303 (the "S-2")).
 4(a)*   --  $800,000,000 Credit Agreement dated as of August 16, 1993, among the several banks and other financial institutions
             from time to time parties thereto (the "Lenders"), Bankers
             Trust Company, a New York banking corporation, as
             administrative agent for the Lenders thereunder, Chemical
             Bank, NationsBank N.A. (Carolinas), The Bank of New York and
             the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4.3 to the Company's Registration
             Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3")).
 4(b)*   --  Subsidiary Guarantee Agreements dated as of August 16, 1993 by each of the guarantors signatory thereto in favor of the beneficiaries referred to therein (incorporated herein by
             reference to Exhibit 4.4 to the 1993 S-3).
 4(c)*   --  Rights Agreement, dated as of March 8, 1996 between Fruit of the Loom, Inc. and Chemical Mellon Shareholder Services,
             L.L.C., Rights Agent.
10(a)*   --  Fruit of the Loom 1989 Stock Grant Plan dated January 1,
             1989 (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1988).
10(b)*   --  Fruit of the Loom 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the S-2).
10(c)*   --  Fruit of the Loom Stock Option Agreement for Richard C.
             Lappin (incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991).
10(d)*   --  Fruit of the Loom 1992 Executive Stock Option Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 33-57472).
10(e)*   --  Fruit of the Loom, Inc. Directors' Stock Option Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 33-50499).
10(f)*   --  Fruit of the Loom, Inc. 1995 Non-Employee Directors' Stock
             Plan (incorporated by reference to Exhibit B to the
             Company's Proxy Statement for its annual meeting on May 16,
             1995 (the "1995 Proxy Statement").
10(g)*   --  Fruit of the Loom, Inc. 1995 Executive Incentive
             Compensation Plan (incorporated herein by reference to
             Exhibit A to the 1995 Proxy Statement).
10(h)*   --  Fruit of the Loom, Inc. Executive Incentive Compensation
             Plan (incorporated herein by reference to Exhibit A to the
             Company's Proxy Statement for its annual meeting on May 17,
             1994).
10(i)*   --  Guarantee of Payment dated as of June 27, 1994 by Fruit of the Loom, Inc. and NationsBank of Florida N.A. (incorporated herein by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1994 (the "10-Q")).
10(j)*   --  Guarantee of Corporation dated as of January 15, 1996 by
             Fruit of the Loom, Inc. and NationsBank N.A. (South),
             formerly known as NationsBank of Georgia, N.A.
10(k)*   --  Stock Pledge Agreement dated as of June 27, 1994 between
             William F. Farley and Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the 10-Q).
10(l)*   --  Asset purchase and transitional services agreement between
             Farley Industries, Inc. and Fruit of the Loom, Inc.


-------------------------
See footnote on following page.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(a)(3) AND 14(c))


                                                DESCRIPTION
             ----------------------------------------------------------------------------------
10(m)*    -- Employment Agreement between Fruit of the Loom, Inc. and William Farley
             (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).
10(n)*    -- Employment Agreement between Fruit of the Loom, Inc. and John B. Holland
             (incorporated herein by reference to Exhibit 10(k) to the Company's 1994 Form
             10-K.
10(o)*    -- Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and
             Richard C. Lappin (incorporated herein by reference to Exhibit 10(l) to the
             Company's 1994 Form 10-K.
10(p)*    -- Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and
             Richard M. Cion (incorporated herein by reference to Exhibit 10(m) to the
             Company's 1994 10-K.
10(q)*    -- Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and
             Larry K. Switzer (incorporated herein by reference to Exhibit 10(o) to the
             Company's 1994 10-K.
10(r)*    -- Credit Agreement among Acme Boot Company, Inc., as borrower, Fruit of the Loom,
             Inc., Acme Boot Retail Co., Inc. and Acme Footwear Company, Inc., as guarantors, the Lenders identified herein and NationsBank, N.A., (Carolinas), as agent, dated as of April 19, 1995.
11*       -- Computation of Earnings Per Common Share.
18        -- Preferability letter dated February 14, 1996 given by Ernst & Young LLP.
22*       -- Subsidiaries of the Company.
24*       -- Consent of Ernst & Young LLP.
27*       -- Financial Data Schedule.

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