Form 10-K
period 1996-12-31
FRUIT OF THE LOOM INC /DE/
filed 1997-03-26
CIK 771298

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                                ON WHICH REGISTERED
            -------------------                               ---------------------
Class A Common Stock, $.01 par value                         New York Stock Exchange
       7% Debentures Due 2011                                American Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No _____

     As of February 28, 1997, there were outstanding 69,645,867 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 6,690,976 shares of the Registrant's Class B Common Stock, par value $.01 per share. The aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates at February 28, 1997 was approximately $2,833,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates by reference information from the proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997.
================================================================================

                            FRUIT OF THE LOOM, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
            PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................      7
Item 3.     Legal Proceedings...........................................      7
Item 4.     Submission of Matters to a Vote of Security Holders
            (None)......................................................     10

            PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     10
Item 6.     Selected Financial Data.....................................     11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and   Results of Operations.................................     12
Item 8.     Financial Statements and Supplementary Data.................     19
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and   Financial Disclosure (None)...........................     50

            PART III
Item 10.    Directors and Executive Officers of the Registrant..........     51
Item 11.    Executive Compensation......................................     52
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     52
Item 13.    Certain Relationships and Related Transactions..............     52

            PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     54

                                     PART I

FORWARD LOOKING INFORMATION

     Fruit of the Loom desires to provide stockholders and investors with more meaningful and useful information. Therefore, this Annual Report contains forward looking information and describes the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore and the success of planned advertising, marketing and promotional campaigns and international activities. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

     Fruit of the Loom, Inc. ("Fruit of the Loom" or the "Company") is a marketing oriented, vertically integrated international basic apparel company, emphasizing branded products for consumers ranging from infants to senior citizens. The Company is one of the largest domestic producers of underwear and of activewear for the imprinted market, selling products principally under the FRUIT OF THE LOOM(R), BVD(R), SCREEN STARS(R), BEST(TM), MUNSINGWEAR(R), WILSON(R), BOTANY 500(R) and JOHN HENRY(R) brand names. Fruit of the Loom also manufactures and markets sports licensed apparel bearing the names, tradenames and logos of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, professional sports teams and many colleges and universities in the United States, as well as the likenesses of certain popular professional athletes under the PRO PLAYER(R) and FANS GEAR(R) brands. The Company manufactures and markets men's and boys' basic and fashion underwear, activewear for the imprint market, casualwear, jeanswear under the GITANO(R) brand name, licensed sports apparel, women's and girls' underwear and infants' and toddlers' apparel.

     The Company's marketing programs emphasize the quality and consistency of the brands it owns and those it licenses from others. Management believes increased emphasis should be given to marketing programs and is doing so with increased commitment to advertising and promotional programs. Advertising and promotion expense was $102,700,000 in 1996 compared to $89,100,000 in 1995. Advertising and promotion expense is expected to exceed $130,000,000 in 1997.

     The Company is a fully integrated manufacturer, performing most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. Management believes that the Company is a low cost producer in the markets it serves. Management considers the Company's primary strengths to be its excellent brand recognition, cost effective production, strong relationships with mass merchandisers and discount chains and its ability to effectively service its customer base. Management believes that consumer awareness of the value and excellent quality at competitive prices of FRUIT OF THE LOOM products will benefit the Company in the current retail environment where consumers are more value conscious.

     The Company offers a broad array of men's and boys' underwear including: briefs, boxer shorts, T-shirts and A-shirts, colored and "fashion" (as well as RIBBED WHITES(TM)) underwear. It sells all-cotton and cotton-blend underwear under its FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are priced higher than those sold under the FRUIT OF THE LOOM brand name and are generally designed to appeal to a more premium market. Under licensing arrangements, the Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR, KANGAROO(R), BOTANY 500 and JOHN HENRY trademarks as well as certain activewear bearing the MUNSINGWEAR and BOTANY 500 trademarks in the United States and certain overseas markets.

     Management believes the Company is the largest of the domestic activewear manufacturers that supply screen printers and that it has a market share of approximately 28% of the screen print T-shirt market. The Company produces and sells blank T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ(TM) and BEST(TM) BY FRUIT OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screen printers and specialty retailers, who generally apply a decoration prior to sale at retail. Product quality, delivery responsiveness and price are important factors in the sale of activewear. Management believes that the Company's manufacturing capacity, improved distribution capabilities and its low cost position afford it a competitive advantage in this market.

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

     In March 1994, the Company purchased certain assets of Gitano Fashions Limited ("Gitano"), including GITANO and other trademarks. Gitano designs, manufactures (including contract manufacturing) and markets women's jeanswear and jeans related sportswear. In addition to its core apparel products, Gitano licenses the production and sale of a variety of accessories and other products bearing the GITANO trademark. In 1995, the Company closed the Gitano New York office and consolidated all Gitano related management functions into the Company's existing operations.

     The Company entered the imprinted licensed sportswear business through its acquisitions of Salem Sportswear Corporation ("Salem"), Artex Manufacturing Co. Inc. ("Artex") and Pro Player, Inc. ("Pro Player"), which were acquired in November 1993, January 1994 and August 1994, respectively. The Company designs, manufactures and markets sports apparel under licenses granted by major professional sports leagues, professional players and many colleges and universities in the United States. The Company sells a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and outerwear under the FANS GEAR and PRO PLAYER brands. The Company manufactures and markets a wide variety of decorated sportswear to retail stores, college book stores and mass merchants. The Company believes it is currently one of only three companies using the "dual" license concept of combining licensed cartoon characters with the logos of major professional sports leagues. The Company has licenses from all the major professional sports leagues as well as from Warner Bros. for LOONEY TUNES(R). Under its PRO PLAYER brand, the Company designs and markets heavy jackets, light jackets, headwear and other outerwear and T-shirts and Fleecewear bearing the logos or insignia of professional and college teams and leagues. In addition, the Company (under license agreements) manufactures and markets sportswear featuring the well known WILSON trademark. In late December 1994, the Company announced the closing of substantially all of the operating locations of Artex and the consolidation of these operations into existing Company facilities. In 1995, certain of the Salem operating locations were consolidated into existing Company facilities.

     The Company produces women's and girls' underwear under the FRUIT OF THE LOOM brand name. The Company introduced its women's and girls' lines in 1984 using the branded, packaged product strategy that it had successfully employed in the men's and boys' market. In 1994, the Company introduced a new panty program with all new product, new fit, new construction and redesigned packaging. The Company's products are packaged, typically three to a pack, making them convenient for the merchant to handle and display. During the last five calendar years, in the fragmented women's and girls' underwear market, the Company was one of the branded market leaders with a market share ranging from approximately 13% to 17%. In 1996, the Company's share in the women's and girls' underwear market was approximately 17% compared to a market share of 28% for the largest competing brand. No other competitor had more than a 4% market share in 1996.

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

     In November 1996, the Company sold substantially all the operating assets of its Hosiery Division to an unrelated party and simultaneously entered into a ten year licensing agreement for the purchaser to sell hosiery in a variety of styles and colors under the FRUIT OF THE LOOM name and pay the Company a royalty fee based on a percentage of FRUIT OF THE LOOM branded hosiery sales. Prior to the sale, the Company manufactured and sold socks for men, women, boys and girls under the FRUIT OF THE LOOM brand. See "SALE OF HOSIERY DIVISION" in Notes to Consolidated Financial Statements.

MARKETING AND DISTRIBUTION

     In August 1996, the Company signed a ten year agreement to rename Joe Robbie Stadium (home of the Miami Dolphins and Florida Marlins, as well as the FedEx(R) Orange Bowl and Carquest(R) Bowl) as Pro Player Stadium. In addition, in 1996 the Company launched a new advertising campaign and sponsored Countryfest, a major promotion featuring well known country music performers. The Company expects to continue marketing activities at a higher level in future years.

     The Company sells its products to over 21,000 accounts, including all major discount and mass merchandisers, wholesale clubs and screen printers. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company's products are principally sold by a nationally organized direct sales force of full-time employees. Certain of the Company's imprinted sportswear products are sold through independent sales representatives. The Company's products are shipped from 13 primary distribution centers.

     The Company has historically been one of the market leaders in men's and boys' underwear. In 1996, the Company's share in the men's and boys' underwear market was approximately 35%, roughly equal to the market share of its principal competitor.

     Management believes that one of the Company's primary strengths is its excellent relationships with mass merchandisers and discount chains. These retailers accounted for approximately 63% of the men's and boys' underwear and approximately 59% of the women's and girls' underwear sold in the United States in 1996, up from approximately 53% and 47%, respectively, in 1991. The Company supplied approximately 49% of the men's and boys' underwear compared to 39% of its principal competitor and approximately 26% of the women's and girls' underwear compared to 38% of its principal competitor sold by discount and mass merchandisers in the United States in 1996. During the last several years, many of the Company's principal customers have revamped their inventory and distribution systems, requiring their suppliers to offer more flexible product deliveries. In response to these demands, the Company has invested heavily in warehousing and distribution facilities.

     The Company committed additional expenditures during 1996 to enhance its Information Systems ("IS") and improve customer service. As part of this effort, the Company developed a new order entry system in 1996, enabling its customers to order from wholesalers through the Internet. In addition, the Company implemented its Vendor Managed Inventory ("VMI") program which enables the Company to partner with its customers and enable these customers to maintain the most economical level of inventories. The VMI program will also enable the Company to improve utilization of its own inventories. The initial implementation of the VMI program was for activewear customers and is six months ahead of original schedule. The success of the program has resulted in the Company's planned expansion of VMI to other customers in 1997. The Company plans to continue its efforts in the IS area in future years to improve customer service.

     Sales to one customer amounted to approximately 16.8%, 19.5% and 15.6% of consolidated net sales in 1996, 1995 and 1994, respectively. Additionally, sales to a second customer amounted to approximately 12.2%, 10.8% and 11.8% of consolidated net sales in 1996, 1995 and 1994, respectively. Management does not believe the loss of any one customer would adversely affect its business as a large percentage of these sales would shift to other outlets due to the high degree of brand awareness of and consumer loyalty to the Company's products. The Company's business is seasonal to the extent that approximately 56% of annual sales occur in the second and third quarters. Sales are generally the lowest in the first quarter.

INTERNATIONAL OPERATIONS

     The Company sells primarily activewear through its foreign operations, principally in Europe, Canada, Japan and Mexico. The Company's approach has generally been to establish production in the Company's larger foreign markets in order to better serve these markets and decrease the impact of foreign currency fluctuations. The Company has established manufacturing plants in Canada, the Republic of Ireland and Northern Ireland (United Kingdom) as a means of accomplishing these objectives. In addition, the Company has established manufacturing operations in Honduras, El Salvador and Jamaica to assemble fabrics which have been manufactured and cut in the Company's U.S. operations, as well as externally sourced fabric, into finished goods for sale principally in the United States. The Company has established manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale.

     Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls and restrictions on currency exchange. At the present time, existing limitations, controls and restrictions have not significantly affected the Company. In addition, currency fluctuations within certain markets present risk.

     Sales from international operations during 1996 were $366,900,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for approximately 15% of the Company's net sales in 1996. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. See "BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION" in the Notes to Consolidated Financial Statements.

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

     Computer controlled die cutting is used in all areas where management believes it is more efficient. Fabric is distributed to employees operating individual sewing machines. To increase efficiency, each employee specializes in a particular function, such as sewing waistbands on briefs. Quality checkpoints occur at many intervals in the manufacturing process, and each garment is inspected prior to packaging. Where appropriate, the Company uses contract manufacturing (principally in the Caribbean and Central America) to further minimize its costs. Such contract manufacturing has been increasing and accounted for 16% of the

Company's total production in 1996. In addition, the Company has been transferring increasing amounts of its sewing operations to locations in the Caribbean and Central America employing Company personnel. These goods accounted for approximately 22% of the Company's total production in 1996. Offshore contract manufacturing and offshore production at locations employing Company personnel accounted for approximately 19% and 28% of the Company's total production in 1996 of goods to be sold in the United States.

     As part of the closure of Gitano's New York office, responsibility for denim manufacturing was transferred to existing Company manufacturing operations. Denim fabric, which has been purchased from numerous sources in the past and sewn in the Company's Jamaica facility, will now principally be produced in the Company's own facilities. Existing yarn spinning operations will produce yarn for denim. The Company has added new equipment for dyeing, slashing, weaving and washing which will make the production of jeans totally vertically integrated. The new operations will give the Company the flexibility to produce a variety of fabric weights in the desired colors and shades as required by the retail market. Management believes that the vertical nature of the jeans manufacturing process will give it a competitive cost advantage versus other major jeans manufacturers which are not vertically integrated to this extent.

COMPETITION

     All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. The Company's vertically integrated manufacturing structure, supplemented with offshore sewing of fabrics supplied by the Company's domestic knitting operations, allows it to produce high quality products at costs which management believes are among the lowest in the industry. The Company has recently invested additional capital in warehousing and distribution facilities including management information systems to service its customer base more effectively. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure.

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

     The Company licenses properties from different companies for its lines of decorated underwear, sportswear, T-shirts and layette products. Among the characters licensed are: BATMAN(TM) and ROBIN(TM), LOONEY TUNES, MIGHTY MORPHIN POWER RANGERS(TM), LOST WORLD: JURASSIC PARK(TM), MIGHTY DUCKS(TM), HERCULES(TM), SCOOBY-DOO(TM), SESAME STREET(TM), ANASTASIA, PEANUTS(TM), and WINNIE THE POOH. The Company also has a license to use the MUNSINGWEAR, KANGAROO, BOTANY 500 and JOHN HENRY trademarks on its men's and boys' underwear and certain activewear. The Company has a license to use the WILSON brand on its sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

     In addition, the Company owns the FANS GEAR and PRO PLAYER trademarks for its licensed sportswear business. The Company licenses properties, including team insignia, images of professional athletes and college logos, from the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, professional players' associations and certain individual players and many colleges and universities in the United States. These owned and licensed trademarks are used on sports apparel, principally T-shirts, shorts, sweatshirts and jerseys, marketed by the Company. The Company also licenses properties from Warner Bros. for LOONEY TUNES for use in a dual license concept combining cartoon characters with major professional sports leagues.

IMPORTS

     Management believes that many domestic apparel manufacturers continue to move sewing operations offshore to lower costs and compete with enhanced import competition that is resulting from the Uruguay Round of the General Agreement on Tariffs and Trade agreement. To maintain the Company's position as a low cost manufacturer, the Company is increasing the percentage of garments sewn in the Caribbean and Central America and returned to the United States under Section 9802 of the regulations of the Department of the Treasury, United States Customs Service. The Company believes that its domestic knitting, bleaching and dyeing operations continue to provide it with a competitive advantage. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with a mix of sewing in the United States and offshore so that the Company can continue to offer value to its customers.

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

     Direct imports accounted for approximately 17% of the United States men's and boys' underwear market (75% if Section 9802 imports are included) in 1996 and about 26% (77% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear, imports accounted for approximately 40% of this market in 1995, the latest period for which data is available.

     Management does not believe that direct imports presently pose a significant threat to its business. United States tariffs and quotas established under the international agreement known as the Multifiber Arrangement ("MFA") limit the growth of imports from certain low-wage foreign suppliers such as China, India and Pakistan, thus limiting the price pressure on domestic manufacturers resulting from imports from these countries. However, the Company believes import competition will continue to increase and accelerate as MFA quotas are phased out. Quotas will be completely eliminated on January 1, 2005.

EMPLOYEES

     The Company employs approximately 32,900 persons. Approximately 3,200 employees, principally international, are covered by collective bargaining agreements.

MISCELLANEOUS

     MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester which are subject to the price volatility of the commodity markets. The Company periodically enters into futures contracts and call options as hedges for its purchases of cotton for inventory as a means of fixing its cotton costs. As of December 31, 1996 the Company had entered into contracts which cover substantially all of its estimated cotton usage for 1997 and a significant portion of its estimated cotton usage for 1998.

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

     1995 SPECIAL CHARGES. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. In addition, the Company reviewed the operations of Salem and Gitano, decided to discontinue the use of the SALEM(R) brand and redeployed the tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel operations. The Company also implemented a plan to restructure the Gitano business and to improve Gitano's profitability. During 1996, the Company made significant progress in completing its Restructuring Plan. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

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

     The Company's remaining properties and facilities aggregate approximately 17,219,000 square feet of usable space, of which approximately 5,549,000 square feet of facilities are under leases expiring through 2017. Management believes that the Company's remaining facilities and equipment are in good condition and that the Company's remaining properties, facilities and equipment are adequate for its current operations. Capital spending, primarily to establish and support offshore assembly operations, is expected to approximate $65,000,000 in 1997. Management believes that these actions, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and remain a low cost producer in the next several years.

     Set forth below is a summary of the principal facilities owned or leased by the Company:

                                                                  SQUARE FEET
                                                  NO. OF     ---------------------
                  PRIMARY USE                    LOCATIONS     OWNED      LEASED
                  -----------                    ---------     -----      ------
Manufacturing..................................     47       7,145,000   3,039,000
Warehouse and distribution.....................     23       4,298,000   2,128,000
Sales and administration.......................     28         227,000     382,000

     See "LEASE COMMITMENTS" and "PROPERTY, PLANT AND EQUIPMENT" in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation") in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at December 31, 1996 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $79,600,000. The Company has recorded receivables related to these liabilities of approximately $24,800,000 which, management believes, will be recovered from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves related to discontinued operations principally pertain to 10 specifically identified environmental sites and the aforementioned product liabilities. Four sites and the total product liabilities each individually represent more than 10% of the net reserve and, in the aggregate, represent approximately 75% of the net reserve. Management believes it has adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management currently estimates actual payments before recoveries by year for the next five years and thereafter as noted below (in thousands of dollars):

1997..................................................  $16,000
1998..................................................   31,900
1999..................................................    8,500
2000..................................................    8,800
2001..................................................    4,700
Thereafter............................................    9,700
                                                        -------
                                                        $79,600
                                                        =======

     Only the long-term monitoring costs of approximately $10,400,000, primarily scheduled to be paid in 2001 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid during the years 2001 through 2018, are approximately $20,500,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92. In addition, in 1996 the Company elected to early adopt Statement of Position 96-1, Environmental Remediation Liabilities, the impact of which was not material to the Company.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1997 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly-owned subsidiary, Universal Manufacturing Corporation ("Universal"), to MagneTek, Inc., ("MagneTek"). At the time of the sale, there was a suit pending against Universal and Northwest by L.M.P. Corporation ("LMP"). The suit (the "LMP Litigation") alleged that Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. Two additional plaintiffs, Stevens Luminoptics Partnership and Calmont Technologies Inc., joined the litigation in 1986. In December 1989 and January 1990, a jury returned certain verdicts against Universal and also returned verdicts in favor of Northwest and on certain issues in favor of Universal. A judgment totaling $25,800,000, of which $7,500,000 represented punitive damages, reflecting these verdicts was entered by the Alameda County, California Superior Court in January 1990 against Universal.

     In April 1992, the California Court of Appeals reversed the $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case was then remanded to the trial court.

     Pursuant to the stock purchase agreement (the "Stock Purchase Agreement") under which Universal was sold, the Company agreed to indemnify MagneTek for a two-year period following the sale of Universal for certain contingent liabilities. MagneTek brought suit against the Company for declaratory and other relief in connection with the indemnification under the Stock Purchase Agreement. In April 1992, the Los Angeles County, California Superior Court found that the Company was obligated by the Stock Purchase Agreement to indemnify MagneTek for, among other things, its costs and expenses in defending that case. The court entered a judgment requiring the Company to reimburse and indemnify MagneTek in two stages: currently, to reimburse MagneTek for costs of defense and related expenses in the LMP Litigation, plus costs of litigating the indemnity case with the Company; and at a later date, if and when any liability in the LMP Litigation is finally determined or a settlement is reached in that case, to reimburse and/or indemnify MagneTek for that amount as well. In 1993, the Company paid approximately $9,600,000 in settlement of its obligations to MagneTek related to litigation expenses incurred by MagneTek.

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

     On December 23, 1993, James J. Locke, as Trustee of Locke Family Trust, and
I. Jack Saline filed a lawsuit against the Company and certain of its then officers and directors in the District Court. The lawsuit was then amended to add additional plaintiffs. On April 19, 1994, the District Court granted plaintiffs' motion for class certification. The plaintiffs claimed that all of the defendants engaged in conduct violating Section 10b of the Securities Exchange Act of 1934, as amended (the "Act"), and that certain of its then officers and directors also violated Section 20a of the Act.

     In October 1996, the District Court approved the settlement agreement pursuant to which plaintiffs agreed to drop their claims against the defendants, defendants' insurers agreed to pay into an escrow account, for the benefit of plaintiffs, the sum of $7,250,000, and the settlement proceeds were allocated between the plaintiffs and class counsel. As part of its approval, the District Court entered a final judgment order dismissing with prejudice all of the plaintiffs' claims against the defendants.

     In March 1992, the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest plus interest thereon applicable to the tax years 1964-1968. However, in September 1992, the Internal Revenue Service (the "IRS") issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would have accrued from the date the IRS asserted the tax was due until payment. In October 1994 the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the United States Tax Court. The IRS had a period of 90 days from the date of the decision to petition for review by the United States Supreme Court. The IRS did not petition for a review and accordingly, the case is now closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     William Farley, an executive officer and director of the Company, holds 100% of the common stock of Farley Inc. ("FI"). William Farley and FI together own all of the Class B Common Stock of the Company outstanding. See "STOCKHOLDERS' EQUITY" in the Notes to Consolidated Financial Statements. William Farley also owns 246,905 shares of the Class A Common Stock of the Company. As of February 28, 1997, there were 1,785 registered holders of record of the Class A Common Stock of the Company.

COMMON STOCK PRICES AND DIVIDENDS PAID

     The Company's Class A Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low market prices of the Class A Common Stock for 1996 and 1995:

                                                                   MARKET PRICES
                                                      ----------------------------------------
                                                             1996                  1995
                                                      ------------------    ------------------
                                                       HIGH        LOW       HIGH        LOW
                                                      -------    -------    -------    -------
1st Quarter.......................................    $26  1/2   $23        $27  1/8   $23  1/8
2nd Quarter.......................................     29  1/8    22  7/8    27  3/4    19  7/8
3rd Quarter.......................................     33  3/8    22  5/8    24  7/8    20  3/8
4th Quarter.......................................     39         30  5/8    25  1/8    16  1/2

     No dividends were declared on the Company's common stock issues during 1996 or 1995. The Company does not currently anticipate paying any dividends in 1997. For restrictions on the present or future ability to pay dividends, see "LONG TERM DEBT" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
        (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                             1996          1995           1994          1993          1992
                                             ----          ----           ----          ----          ----
OPERATIONS STATEMENT DATA(1):
Net sales..............................    $2,447.4      $2,403.1       $2,297.8      $1,884.4      $1,855.1
Gross earnings.........................       730.0         517.4(4)       646.5         647.4         660.3
Operating earnings (loss)..............       325.3        (108.1)(5)      235.0(7)      381.5         409.9
Interest expense.......................       103.6         116.9           95.4          72.7          82.1
Earnings (loss) before income tax
  expense (benefit), extraordinary
  items and cumulative effect of change
  in
  accounting principles................       185.3(2)     (246.7)(6)      133.5         367.1         319.9
Earnings (loss) before extraordinary
  items and cumulative effect of change
  in accounting principles.............       151.2(3)     (227.3)          60.3         212.8(8)      188.5
Earnings (loss) per common share before
  extraordinary items and cumulative
  effect of change in accounting
  principles...........................        1.98         (2.99)           .79          2.80(8)       2.48
Average common shares outstanding......        76.4          76.0           76.0          76.0          76.0

                                                                      DECEMBER 31,
                                            ----------------------------------------------------------------
                                              1996          1995          1994          1993          1992
                                              ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Total assets............................    $2,547.0      $2,919.5      $3,163.5      $2,734.0      $2,281.9
Long-term debt, excluding current
  maturities............................       867.4       1,427.2       1,440.2       1,194.0         756.3
Deferred and noncurrent income taxes....        16.9            --          43.4          51.0          49.1
Other noncurrent liabilities............       271.2         292.9         222.3         191.5         187.9
Common stockholders' equity.............     1,064.8         895.6       1,125.8       1,047.0         855.0

-------------------------
(1) This information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.

(2) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot Company, Inc. ("Acme Boot"), an affiliate.

(3) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

(4) Includes pretax charges of $146.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

(5) Includes pretax charges of approximately $158.5 related principally to the write-off of Salem and Gitano goodwill and $193.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

(6) Includes pretax charges of approximately $20.7 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements.

(7) Includes pretax charges of approximately $40.0 to write inventories down to net realizable value and a pretax charge of $18.0 related to the write-off of Artex intangibles.

(8) Includes a pretax gain of $67.3 ($.55 per share) from the Company's investment in Acme Boot. Excluding this gain, earnings per share were $2.25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1996          1995          1994
                                                                ----          ----          ----
Net sales...................................................  $2,447.4      $2,403.1      $2,297.8
Gross earnings..............................................  $  730.0      $  517.4      $  646.5
Gross margin................................................      29.8%         21.5%         28.1%
Operating earnings (loss)...................................  $  325.3      $ (108.1)     $  235.0
Operating margin............................................      13.3%         (4.5)%        10.2%

OPERATIONS

     1995 RESTRUCTURING AND SPECIAL CHARGES

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

     These actions included the closing in 1995 of nine domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations, which resulted in the need to realign certain other domestic manufacturing operations. The Company realigned its operations by shifting production at the remaining domestic operations in order to balance its production capabilities. In addition, management reviewed the operations of Salem and Gitano and decided to discontinue the use of the SALEM brand and redeployed the tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel operations. Also, the Company discontinued certain of its product offerings, including certain licensed products.

     In addition, management determined that significant changes and investment would be necessary to restructure the Gitano business and implemented a plan to improve Gitano's profitability. Management determined that the carrying value of the intangible assets related to the Salem and Gitano businesses were not expected to be recovered by their future undiscounted cash flows. Future cash flows were based on forecasted trends for the particular businesses and assumed capital spending in line with expected requirements. Accordingly, impairment write downs of goodwill of $158,500,000 reflect the write-off of all goodwill related to the Salem and Gitano businesses. See "ACQUISITIONS" in the Notes to Consolidated Financial Statements.

     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 (of which $28,400,000 were non-cash charges) related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased manufacturing and distribution facilities, the write-off

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
     1995 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED) of fixed assets related to these facilities and changes in estimates of the cost of certain of the Company's insurance obligations. The detail of these charges is presented below (in millions of dollars):

Loss on disposal of closed facilities, improvements and
  equipment.................................................  $29.0
Changes in estimates of insurance liabilities...............   21.8
Costs related to expected increases in workers' compensation
  and health and welfare costs..............................    8.0
Costs related to termination of certain lease agreements....    7.3
Costs related to the severance of the hourly workforce......    6.7
Other.......................................................   10.0
                                                              -----
                                                              $82.8
                                                              =====

     These charges were recorded in the fourth quarter of 1995.

     The Company recorded charges in the fourth quarter of 1995 of approximately $5,800,000 (of which approximately $800,000 was paid during 1995) related to the cost of providing severance and benefits to employees at the closed facilities as well as certain related administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 (of which $70,600,000 are non-cash charges) related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities in connection with the prior sale of certain discontinued operations. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements. Also, management adopted a plan to realign certain of the corporate headquarters functions and to terminate the Company's agreement regarding management services with Farley Industries, Inc. ("FII") and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. See "RELATED PARTY TRANSACTIONS" in the Notes to Consolidated Financial Statements.

     As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service.

     In 1996, the Company achieved cost savings of approximately $54,000,000, of which $42,000,000 were cash savings. The Company anticipates 1997 cost savings will be higher than those achieved in 1996, as 1997 will reflect a full year's impact of the initiatives implemented in late 1995.

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling, general and administrative expenses and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. During 1996, the Company made significant progress in completing its Restructuring Plan. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $33,400,000 were paid in 1996 and $52,000,000 remain to be paid in 1997 and future years. At December 31, 1996 approximately $58,800,000 remains accrued relative to the special charges

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     1995 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)

recorded in 1995, $8,800,000 of which relate to restructuring charges as defined by Emerging Issues Task Force No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

     1996 COMPARED TO 1995

     Net sales increased 1.8% in 1996 compared to 1995. The increase in net sales was primarily due to increased shipments of activewear T-shirts for the imprint market, activewear and casualwear fleece products, men's and boys' underwear, women's and girls' underwear and goods sold in Mexico and improved mix of sales of the Company's sports and licensing division. These increases were offset in part by price decreases on activewear T-shirts, the impact of promotional programs in response to competitive market conditions, decreased shipments of Gitano branded products due to repositioning of the brand and decreased shipments of licensed products in Europe. In addition, sales of hosiery products decreased in 1996 due to the sale of the Hosiery Division in November 1996. See "SALE OF HOSIERY DIVISION" in the Notes to Consolidated Financial Statements.

     Gross earnings increased 41.1% in 1996 compared to 1995 and the gross margin was 29.8% in 1996 compared to 21.5% in 1995. A substantial portion of the improvements in gross earnings and gross margin were due to special charges in 1995 and the benefits derived from the 1995 restructuring in 1996. In addition, gross earnings and gross margin improved due to lower raw material costs, favorable product mix and increased sales in 1996. These improvements were offset by the impact of price decreases on activewear T-shirts, promotional programs, cost increases at domestic facilities and higher sales of closeouts and discontinued products, principally as a result of the 1995 decision to eliminate a number of product offerings.

     The Company had operating earnings of $325,300,000 compared to an operating loss of $108,100,000 in 1995. The operating margin increased 17.8 percentage points to a positive 13.3% of net sales for 1996. The increase in operating earnings resulted from higher gross earnings combined with lower selling, general and administrative expenses in 1996 and the recognition of the impairment write down of goodwill in 1995. Lower selling, general and administrative expenses arose principally from the charges taken in the fourth quarter of 1995, lower goodwill amortization in 1996 resulting from the write down of goodwill in 1995 and lower shipping costs in 1996 as a result of the Company's consolidation of distribution locations. The change in selling, general and administrative expenses also relates to severance costs in the third quarter of 1995 and, in the first six months of 1995, charges related to the curtailment of selling and marketing activities in Mexico, the closing of Gitano's New York office and the consolidation of all related management functions into the Company's existing operations. In addition, the Company discontinued several licensing arrangements on December 31, 1995 resulting in lower royalty expense in 1996. Also, administrative salary expense decreased in 1996 as a result of the 1995 restructuring. Finally, selling, general and administrative expenses decreased in 1996 due to reduced management fees and reductions in legal and professional costs and bad debt expenses. The decrease in selling, general and administrative expenses in 1996 was partially offset by increases in advertising and promotion expenses and increased costs for management information services required to meet customer demand for more sophisticated distribution and inventory control. Selling, general and administrative expenses were 15.4% of net sales in 1996 compared to 17.9% of net sales in 1995.

     Interest expense for 1996 decreased 11.4% from 1995. The decrease was primarily due to the effect of lower debt levels in 1996. Lower debt levels in 1996 were due to positive cash flow from operating activities (including the sale of accounts receivable) and proceeds from the sale of the Hosiery Division. See "SALE OF ACCOUNTS RECEIVABLE" and "SALE OF HOSIERY DIVISION" in the Notes to Consolidated Financial Statements and LIQUIDITY AND CAPITAL RESOURCES.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
     1996 COMPARED TO 1995 -- (CONTINUED)
     Included in other expense-net in 1996 is a $35,000,000 charge relating to the Company's evaluation of its exposure under the guarantee of debt incurred by Acme Boot under Acme Boot's credit facilities. See "OTHER EXPENSE-NET" in the Notes to Consolidated Financial Statements. Included in other expense-net in 1995 are charges of $20,700,000 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements. See "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. In addition, other expense-net in 1996 and 1995 included approximately $5,300,000 and $5,700,000, respectively, of deferred debt amortization and bank fees. Other expense-net in 1996 and 1995 included $700,000 and $5,700,000, respectively, of gains related to the settlement of certain foreign currency denominated transactions. Included in other expense-net in 1996 is $1,700,000 related to the loss on the sale of accounts receivable in December 1996. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     The effective income tax rate in 1996 differed from the Federal statutory rate of 35% primarily due to the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States, goodwill amortization, portions of which are not deductible for Federal income tax purposes, state income taxes and the reversal of excess income tax liabilities related to all tax years through December 31, 1991 which were closed for Federal income tax purposes effective December 31, 1996. The effective income tax rate in 1995 differed from the Federal statutory rate of 35% primarily due to the impact of the impairment write down of goodwill and goodwill amortization, portions of which are not deductible for Federal income tax purposes, the impact of non-deductible foreign losses, the provision for interest related to prior years' taxes and state income taxes.

     Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense preoperating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share).

     Earnings (loss) per share before cumulative effect of change in accounting principle was $1.98 in 1996 compared to a loss of $2.99 in 1995. The net loss per share in 1995 was $3.06 and included a $.07 charge related to the cumulative effect of a change in accounting for pre-operating costs.

     Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

     1995 COMPARED TO 1994

     Net sales increased 4.6% in 1995 compared to 1994. The increase in net sales was primarily due to price increases in all of the Company's businesses. In addition, the inclusion of a full year of the results of Pro Player, which was acquired in August 1994, and the inclusion of a full year of the revenues of Gitano, the assets of which were acquired in late March 1994, also contributed to the increase in net sales. Gitano's revenues in 1995 reflected Gitano's transition to a traditional wholesale operation from a marketing service organization in late 1994. These increases were offset by lower unit volume of the Company's activewear and casualwear products as a result of the sluggish retail environment, a weak back-to-school selling season and competitive selling pressures. In addition, lower unit volume of certain products in the Company's licensed sports apparel business, which had been adversely affected by reduced consumer demand caused by labor issues in certain of the professional sports leagues, resulted in lower unit sales levels in 1995 compared to 1994.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
     1995 COMPARED TO 1994 -- (CONTINUED)
     The gross margin was 21.5% in 1995 compared to 28.1% in 1994. The gross margin was negatively affected by the charges taken in the fourth quarter of 1995, higher raw material costs, other general cost increases and the unfavorable effects of operating certain facilities on reduced production schedules. Higher sales of closeouts and discontinued products, principally in the Company's casualwear and licensed sports apparel business as a result of the Company's decision to eliminate a number of product offerings, also had a negative impact on gross margin. In addition, a higher proportion of lower margin Gitano products contributed to the gross margin decline. The effect of these items on gross margin was partially offset by the effect of price increases.

     The Company had an operating loss of $108,100,000 in 1995 compared to operating earnings of $235,000,000 in 1994. The operating margin decreased 14.7 percentage points to a negative 4.5% of net sales for 1995. The decrease in operating earnings in 1995 resulted from lower gross earnings combined with higher selling, general and administrative expenses and the recognition of the impairment write down of goodwill in 1995. Higher selling, general and administrative costs arose principally from the charges taken in the fourth quarter of 1995 and the inclusion of a full year of the Pro Player operations acquired in 1994. The Pro Player operations include proportionally higher selling expenses for royalties as compared to the Company's consumer packaged goods and activewear operations. In addition, higher selling, general and administrative expenses resulted from higher shipping costs as a result of new distribution locations. The increase in selling, general and administrative expenses also includes higher advertising and promotion expenses, charges in the third quarter of 1995 related to severance costs and, in the first six months of 1995, charges related to the curtailment of selling and marketing activities in Mexico, the closing of Gitano's New York office and the consolidation of all Gitano related management functions into the Company's existing operations. Selling, general and administrative expenses were 17.9% of net sales in 1995 compared to 16.4% of net sales in 1994.

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

     The effective income tax rate for 1995 and 1994 differed from the Federal statutory rate of 35% primarily due to the impact of the impairment write down of goodwill in 1995 and goodwill amortization, portions of which are not deductible for Federal income tax purposes, state income taxes, the provision for interest related to prior years' taxes and the impact of certain non-deductible foreign losses.

     Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense preoperating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
     1995 COMPARED TO 1994 -- (CONTINUED)
     Earnings (loss) per share before cumulative effect of change in accounting principle was a loss of $2.99 for 1995 compared to earnings of $.79 in 1994. The net loss per share in 1995 was $3.06 and included a $.07 charge related to the cumulative effect of a change in accounting for pre-operating costs.

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $970,200,000 of revolving lines of credit. As of February 28, 1997 approximately $604,200,000 was available and unused under these facilities.

     The Company had available a $125,000,000 short-term revolving commitment from a group of banks which was terminated in March 1997. At December 31, 1996, no borrowings were outstanding under this facility.

     Net cash provided by operating activities for the years ended December 31, 1996 and 1995 were $513,700,000 and $107,000,000, respectively. The primary components of cash provided by operating activities in 1996 were net earnings plus depreciation and amortization (totaling $306,900,000) plus a decrease in working capital of $190,900,000. In 1996, decreases in notes and accounts receivable of $93,700,000 and inventories of $53,100,000 and increases in trade accounts payable of $51,800,000 more than offset other working capital uses of $7,700,000. The decrease in notes and accounts receivable in 1996 reflects the Sale of Accounts Receivable of $200,000,000, partially offset by an increase in sales in the fourth quarter over 1995, increased sales allowances and an increase of reserves included in other accounts payable and accrued expenses related to the Receivables sold. The decrease in inventory in 1996 resulted from the implementation of management's plans to reduce inventories and the 1995 decision to eliminate a number of product offerings. The primary components of cash provided by operating activities in 1995 were the net loss as adjusted for depreciation and amortization and impairment write down of goodwill (totaling $95,000,000) plus $59,200,000 of special charges related to long-term items partially offset by deferred income tax benefits of $50,500,000. In 1995 working capital uses were a net $1,300,000 as an increase in inventory of $22,700,000 and a decrease in accounts payable of $53,200,000 were substantially offset by a decrease in notes and accounts receivable of $34,700,000 and other working capital declines of $39,900,000 (primarily the effect of the fourth quarter 1995 charges on other accounts payable and accrued expenses). The increases in inventory in 1995 reflected the Company's ongoing efforts to improve customer service and the sluggish retail environment which led to lower than anticipated sales volumes.

     Net cash provided by investing activities in 1996 was $31,300,000, as compared to net cash used for investing activities of $103,300,000 in 1995. The favorable year-to-year comparison largely resulted from lower capital expenditures in 1996 ($44,500,000 as compared to $121,700,000 in 1995) and proceeds from the sale of the Hosiery Division in 1996 of $73,800,000. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $65,000,000 in 1997 compared to $44,500,000 in 1996 and
$121,700,000, net of amount attributable to capital leases in 1995.

     Net cash used for financing activities in 1996 and 1995 were $552,800,000 and $26,600,000 and consisted primarily of principal payments on long-term debt and capital leases and, in 1996, net payments on the Company's revolving lines of credit.

     In November 1996, the Company's Board of Directors authorized the repurchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. In 1996, the Company repurchased 440,400 shares of its Class A common stock at an aggregate cost of $16,600,000. During the first

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED) two months of 1997, the Company purchased 487,800 shares of its Class A common stock at an aggregate cost of $18,800,000.

     In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can sell up to a $200,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, $200,000,000 of trade accounts receivable were sold at December 31, 1996. The proceeds were used to reduce amounts outstanding under the Company's revolving lines of credit. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     In September 1994, the Company entered into a five-year operating lease agreement with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At December 31, 1996, approximately $30,400,000 was available and unused under this facility. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors...........   20
Consolidated Balance Sheet -- December 31, 1996 and 1995....   21
Consolidated Statement of Operations for Each of the Years
  Ended December 31, 1996, 1995 and 1994....................   22
Consolidated Statement of Cash Flows for Each of the Years
  Ended December 31, 1996, 1995 and 1994....................   23
Notes to Consolidated Financial Statements..................   24
Supplementary Data (Unaudited)..............................   50
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   56

Note: All other schedules are omitted because they are not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
  Fruit of the Loom, Inc.

     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for pre-operating costs in 1995.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 12, 1997

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                 1996               1995
                                                                 ----               ----
                                                                (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash).....  $   18,700         $   26,500
  Notes and accounts receivable (less allowance for possible
     losses of $20,600,000 and $26,600,000, respectively)...     167,300            261,000
  Inventories
     Finished goods.........................................     396,800            522,300
     Work in process........................................     176,700            132,400
     Materials and supplies.................................      44,500             44,800
  Other.....................................................      38,100             72,800
                                                              ----------         ----------
       Total current assets.................................     842,100          1,059,800
                                                              ----------         ----------
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................      20,000             20,100
  Buildings, structures and improvements....................     483,800            486,400
  Machinery and equipment...................................   1,034,600          1,076,600
  Construction in progress..................................       2,600             24,200
                                                              ----------         ----------
                                                               1,541,000          1,607,300
  Less accumulated depreciation.............................     641,100            578,900
                                                              ----------         ----------
       Net property, plant and equipment....................     899,900          1,028,400
                                                              ----------         ----------
OTHER ASSETS
  Goodwill (less accumulated amortization of $284,500,000
     and $257,800,000, respectively)........................     744,300            771,100
  Other.....................................................      60,700             60,200
                                                              ----------         ----------
       Total other assets...................................     805,000            831,300
                                                              ----------         ----------
                                                              $2,547,000         $2,919,500
                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......................  $   18,200         $   14,600
  Trade accounts payable....................................     111,900             60,100
  Accrued insurance obligations.............................      24,800             38,800
  Accrued advertising and promotion.........................      18,200             23,800
  Interest payable..........................................      14,700             16,000
  Accrued payroll and vacation pay..........................      19,700             15,300
  Other accounts payable and accrued expenses...............     119,200            135,200
                                                              ----------         ----------
       Total current liabilities............................     326,700            303,800
                                                              ----------         ----------
NONCURRENT LIABILITIES
  Long-term debt............................................     867,400          1,427,200
  Net deferred income taxes.................................      16,900                 --
  Other.....................................................     271,200            292,900
                                                              ----------         ----------
       Total noncurrent liabilities.........................   1,155,500          1,720,100
                                                              ----------         ----------
COMMON STOCKHOLDERS' EQUITY
  Common stock and capital in excess of par value, $.01 par
     value; authorized, Class A, 200,000,000 shares, Class
     B, 30,000,000 shares; issued and outstanding:
     Class A Common Stock, 69,937,600 and 69,268,701 shares,
      respectively..........................................     472,900            465,600
     Class B Common Stock, 6,690,976 shares.................       4,400              4,400
  Retained earnings.........................................     599,300            448,100
  Currency translation, pension and investment
     adjustments............................................     (11,800)           (22,500)
                                                              ----------         ----------
       Total common stockholders' equity....................   1,064,800            895,600
                                                              ----------         ----------
                                                              $2,547,000         $2,919,500
                                                              ==========         ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1996          1995          1994
                                                                ----          ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................    $2,447,400    $2,403,100    $2,297,800
Cost of sales............................................     1,717,400     1,885,700     1,651,300
                                                             ----------    ----------    ----------
  Gross earnings.........................................       730,000       517,400       646,500
Selling, general and administrative expenses.............       378,000       429,700       376,300
Goodwill amortization....................................        26,700        37,300        35,200
Impairment write down of goodwill........................            --       158,500            --
                                                             ----------    ----------    ----------
  Operating earnings (loss)..............................       325,300      (108,100)      235,000
Interest expense.........................................      (103,600)     (116,900)      (95,400)
Other expense-net........................................       (36,400)      (21,700)       (6,100)
                                                             ----------    ----------    ----------
  Earnings (loss) before income tax expense (benefit) and
     cumulative effect of change in accounting
     principle...........................................       185,300      (246,700)      133,500
Income tax expense (benefit).............................        34,100       (19,400)       73,200
                                                             ----------    ----------    ----------
  Earnings (loss) before cumulative effect of change in
     accounting principle................................       151,200      (227,300)       60,300
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --        (5,200)           --
                                                             ----------    ----------    ----------
  Net earnings (loss)....................................    $  151,200    $ (232,500)   $   60,300
                                                             ==========    ==========    ==========
Earnings (loss) per common share:
  Earnings (loss) before cumulative effect of change in
     accounting principle................................    $     1.98    $    (2.99)   $      .79
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --          (.07)           --
                                                             ----------    ----------    ----------
  Net earnings (loss) per common share...................    $     1.98    $    (3.06)   $      .79
                                                             ==========    ==========    ==========
  Average common shares outstanding......................        76,400        76,000        76,000
                                                             ==========    ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1996          1995          1994
                                                               ----          ----          ----
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)...................................    $  151,200    $ (232,500)   $   60,300
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
     Cumulative effect of change in accounting
       principle........................................            --         5,200            --
     Impairment write down of goodwill..................            --       158,500            --
     Depreciation and amortization......................       155,700       169,000       155,800
     Deferred income tax expense (benefit)..............        25,700       (50,500)       (7,600)
     Decrease (increase) in notes and accounts
       receivable.......................................        93,700        34,700       (23,300)
     Decrease (increase) in inventories.................        53,100       (22,700)      (73,400)
     Increase (decrease) in trade accounts payable......        51,800       (53,200)       32,500
     Other working capital changes......................        (7,700)       39,900        60,600
     Special charges related to long-term items.........            --        59,200        18,000
     Acme Boot charge...................................        35,000            --            --
     Net payments on retained liabilities related to
       former subsidiaries..............................       (18,000)      (16,300)      (14,400)
     Other-net..........................................       (26,800)       15,700         6,600
                                                            ----------    ----------    ----------
       Net cash provided by operating activities........       513,700       107,000       215,100
                                                            ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................................       (44,500)     (125,600)     (287,000)
  Less amount attributable to capital leases............            --         3,900        40,600
                                                            ----------    ----------    ----------
     Capital expenditures...............................       (44,500)     (121,700)     (246,400)
  Proceeds from sale of Hosiery Division................        73,800            --            --
  Acquisition of Gitano.................................            --            --       (91,400)
  Acquisition of Pro Player.............................            --            --       (55,700)
  Acquisition of Artex..................................            --            --       (45,000)
  Other-net.............................................         2,000        18,400         7,700
                                                            ----------    ----------    ----------
       Net cash provided by (used for) investing
          activities....................................        31,300      (103,300)     (430,800)
                                                            ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..............        63,000            --            --
  Proceeds under line-of-credit agreements..............       488,500       546,700       718,000
  Payments under line-of-credit agreements..............      (979,600)     (550,800)     (485,700)
  Principal payments on long-term debt and capital
     leases.............................................      (125,500)      (23,000)      (42,200)
  Common stock issued...................................        17,400           500            --
  Common stock repurchased..............................       (16,600)           --            --
  Other-net.............................................            --            --           800
                                                            ----------    ----------    ----------
       Net cash (used for) provided by financing
          activities....................................      (552,800)      (26,600)      190,900
                                                            ----------    ----------    ----------
Net decrease in cash and cash equivalents
  (including restricted cash)...........................        (7,800)      (22,900)      (24,800)
Cash and cash equivalents (including restricted cash) at
  beginning of year.....................................        26,500        49,400        74,200
                                                            ----------    ----------    ----------
Cash and cash equivalents (including restricted cash) at
  end of year...........................................    $   18,700    $   26,500    $   49,400
                                                            ==========    ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

     INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). Approximately 63% and 72% of year-end inventory amounts at December 31, 1996 and 1995, respectively, are determined using the last-in, first-out cost method. If the first-in, first-out method had been used, such inventories would have been $41,400,000 and $88,500,000 higher than reported at December 31, 1996 and 1995, respectively. The remainder of the inventories are determined using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of depreciable assets. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized.

     GOODWILL. Goodwill is amortized using the straight-line method over periods ranging from 10 to 40 years.

     PRE-OPERATING COSTS. Prior to 1995, pre-operating costs associated with the start-up of significant new production facilities were deferred and amortized over three years. Effective January 1, 1995, the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share) in 1995. The effect of the change in accounting for pre-operating costs was not material to the reported results of operations in 1995 nor was it material to the pro forma results of operations for 1994.

     FUTURES CONTRACTS. The Company periodically enters into futures contracts and call options as hedges for its purchases of cotton for inventory as a means of fixing its cotton costs. Futures contracts are closed by either cash settlement or actual delivery of cotton. Gains and losses on these hedges are matched to inventory purchases and charged or credited to cost of sales as such inventory is sold. As of December 31, 1996, the Company had entered into contracts which cover substantially all of its estimated cotton usage for 1997 and a significant portion of its estimated cotton usage for 1998.

     INTEREST RATE SWAP CONTRACTS. The Company uses interest rate swap contracts to manage interest costs and risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of each contract. Counterparties to the interest rate swap contracts are major financial institutions. Credit loss from counterparty non-performance is not anticipated.

     DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 31, 1996 and 1995 were $40,200,000 and $42,200,000, respectively.

     SOFTWARE COSTS. Costs associated with developing and implementing significant new computer software applications for internal use are deferred and amortized over three years.

     STOCK-BASED COMPENSATION. The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB 25, and, accordingly, typically recognizes no compensation expense for these stock option grants.

     PENSION PLANS. The Company maintains pension plans which cover substantially all employees. The plans provide for benefits based on an employee's years of service and compensation. The Company funds the minimum contributions required by the Employee Retirement Income Security Act of 1974.

     IMPAIRMENT. In 1995, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121")." Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

     RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

SPECIAL CHARGES

     In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations, foreign operations and other corporate issues. These actions were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. The Company realigned its operations by shifting production at the remaining domestic operations in order to balance its production capabilities.

     During 1995, management reviewed the operations of Salem and Gitano and decided to discontinue the use of the SALEM brand and redeployed the tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel business. In addition, the Company determined that significant changes and investment would be necessary to restructure the Gitano business and implemented a plan to improve Gitano's profitability. The Company determined that the carrying value of the intangible assets related to the Salem and Gitano businesses were not expected to be recovered by their future undiscounted cash flows. Future cash flows were based on forecasted trends for the particular businesses and assumed capital spending in line with expected requirements. Accordingly, impairment write downs of goodwill of $158,500,000 reflect the write-off of all goodwill related to the Salem and Gitano businesses. See "ACQUISITIONS."

     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
facilities, the write-off of fixed assets related to these facilities and changes in estimates of the cost of certain of the Company's insurance obligations. The detail of these charges is presented below (in thousands of dollars):

Loss on disposal of closed facilities, improvements and
  equipment.................................................  $29,000
Changes in estimates of insurance liabilities...............   21,800
Costs related to expected increases in workers' compensation
  and health and welfare costs..............................    8,000
Costs related to termination of certain lease agreements....    7,300
Costs related to the severance of the hourly workforce......    6,700
Other.......................................................   10,000
                                                              -------
                                                              $82,800
                                                              =======

     These charges were recorded in the fourth quarter of 1995 as required by Emerging Issues Task Force No. 94-3 or other authoritative literature.

     The Company recorded charges of approximately $5,800,000 related to the cost of providing severance and benefits to employees affected by the facility closings as well as certain administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities in connection with the prior sale of certain discontinued operations. Also, the Company adopted a plan to realign certain of its corporate headquarters functions and to terminate its relationship for management services with FII and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. These charges included certain valuation reserves and the impact of license agreements which relate specifically to the SALEM and GITANO brands. The total impact of the charges in 1995 (including the write down of goodwill) pertaining to the SALEM and GITANO brands was $164,100,000. See "RELATED PARTY TRANSACTIONS."

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling general and administrative expenses and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $33,400,000 were paid in 1996 and $52,000,000 remain to be paid in 1997 and future years. At December 31, 1996 approximately $58,800,000 remains accrued relative to the Special Charges recorded in 1995, $8,800,000 of which relate to Restructuring charges as defined by Emerging Issues Task Force No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

     In October 1996, the Company announced plans to close its Raymondville, Texas manufacturing facility and reduce sewing operations at its Campbellsville and Jamestown, Kentucky facilities. These actions were taken as part of the Company's continuing program to reduce costs and streamline operations. The Company does not anticipate any significant charges will be incurred related to the plant closing and reduction in operations.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SALE OF HOSIERY DIVISION

     In November 1996, the Company completed the sale of a substantial portion of its hosiery manufacturing operations and related assets for $73,800,000 in cash. The sale resulted in a pretax gain of $4,200,000, or $.03 per share after tax. The purchaser also entered into a ten year licensing agreement with the Company granting the purchaser an exclusive royalty-bearing license to use the Fruit of the Loom tradename and trademark for the manufacture, sale and distribution of athletic, casual and dress socks for adults and children.

ACQUISITIONS

     In January 1994, the Company acquired Artex for approximately $45,000,000. In March 1994, the Company acquired certain assets of Gitano for approximately $91,400,000. In August 1994, the Company acquired Pro Player for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation of varying amounts up to a maximum of $47,100,000 based in part on the attainment of certain levels of operating performance by the acquired entity. In November 1993, the Company acquired Salem for approximately $157,600,000, including approximately $23,900,000 of Salem debt which was repaid by the Company. The aforementioned acquisitions (collectively, the "Acquisitions") were accounted for using the purchase method of accounting. Accordingly, the purchase prices were allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $215,000,000 and was originally being amortized over periods ranging from 15 to 20 years. In 1995, the Company wrote-off the remaining balance of all goodwill related to the acquisitions of Salem and Gitano. See "SPECIAL CHARGES." In 1994, the Company wrote-off the remaining intangibles related to the acquisition of Artex.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totaling $7,900,000 and $2,700,000 were included in cash and cash equivalents at December 31, 1996 and 1995, respectively. Included in short-term investments at December 31, 1996 and 1995 was $6,800,000 and $1,500,000 of restricted cash. These investments were carried at cost, which approximated quoted market value.

SALE OF ACCOUNTS RECEIVABLE

     In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can sell up to a $200,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, $200,000,000 of trade accounts receivable were sold at December 31, 1996. The sale is reflected as a reduction of notes and accounts receivable in the accompanying Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows. The proceeds from the sale are less than the face amount of trade accounts receivable sold by a discounted amount which closely approximates the purchaser's financing cost of issuing its own commercial paper backed by these and other accounts receivable. The full amount of the allowance for possible losses has been retained and classified as a recourse liability because the Company, as agent for the purchaser, retains the same risk of credit loss, including collection and administrative responsibilities, as if the receivables had not been sold. The fair value of the recourse liability of $20,900,000 at December 31, 1996 approximates the allocated allowance for possible losses given the short-term nature of the transferred receivables. The discount and fees under this agreement are variable based on the general level of interest rates and the Company's debt ratings and were at an annualized rate of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SALE OF ACCOUNTS RECEIVABLE -- (CONTINUED) approximately 5.7% at the end of 1996 on the amount of the undivided interest sold plus certain administrative and servicing fees typical in such transactions. These costs were approximately $1,700,000 during the year ended December 31, 1996 and are charged to other expense in the accompanying Consolidated Statement of Operations. The Company receives compensation for servicing that is approximately equal to its cost of servicing the accounts receivable. Accordingly, no servicing asset or liability is recorded.

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)

                                                                                DECEMBER 31,
                                                                            ---------------------
                                                            INTEREST RATE     1996        1995
                                                            -------------     ----        ----
Senior Secured
  Capitalized lease obligations, maturing 1997-2017(1)....  4.30-11.13%     $ 67,000   $  110,300
                                                                            --------   ----------
  Total Senior Secured....................................                    67,000      110,300
                                                                            --------   ----------
Senior Unsecured
  Fixed rate Canadian debt, maturing 1997-2008............     6.97%         112,100      117,900
  Foreign Credit Facilities, maturing 1997-1998...........  Variable(2)       22,500       50,900
  Term Loan...............................................  Variable(3)           --       40,000
  Irish Term Loan, maturing 1999..........................  Variable(4)       25,700           --
  Credit Agreement, maturing 1999.........................  Variable(5)       37,700      503,400
  Fixed rate debt, maturing 1999(6)(7)....................     7.97%         249,400      249,300
  Nonredeemable fixed rate debt, maturing 2003(7)(8)......     6.61%         149,100      149,000
  Fixed rate debt, maturing 2011(9).......................     12.6%          74,100       73,000
  Nonredeemable fixed rate debt, maturing 2023(7)(10).....     7.49%         148,000      148,000
                                                                            --------   ----------
  Total Senior Unsecured..................................                   818,600    1,331,500
                                                                            --------   ----------
Total.....................................................                   885,600    1,441,800
Less current maturities...................................                   (18,200)     (14,600)
                                                                            --------   ----------
Total long-term debt......................................                  $867,400   $1,427,200
                                                                            ========   ==========

-------------------------
 (1) Represents the principal portion on capitalized lease obligations. The capitalized leases are secured by the related property under lease.

 (2) Interest ranged from 3.39% to 11.05% during 1996 and 4.43% to 11.54% during 1995. The weighted average interest rate for borrowings outstanding at December 31, 1996 was approximately 6.5%.

 (3) Interest ranged from 6.13% to 6.8% during 1996 and 6.44% to 7.13% during 1995. The Term Loan was prepaid at par value in November 1996.

 (4) Interest ranged from 3.39% to 10.38% during 1996. The weighted average interest rate for borrowings outstanding at December 31, 1996 was approximately 6.46%.

 (5) Interest ranged from 5.55% to 8.5% during 1996 and 5.49% to 9% during 1995.

 (6) Net of unamortized discount of $600 and $700 in 1996 and 1995, respectively (nominal rate 7.875%).

 (7) The obligations of the Company under the Credit Agreement, the Canadian Debt (as hereinafter defined), the Foreign Credit Facilities and the Irish Term Loan are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of this fixed rate debt with respect to such guarantees.

 (8) Net of unamortized discount of $900 and $1,000 in 1996 and 1995, respectively (nominal rate 6.5%).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONTINUED)
 (9) Net of unamortized discount of $50,900 and $52,000 in 1996 and 1995, respectively (nominal rate 7%). This fixed rate obligation ranks pari pasu with the Company's Credit Agreement.

(10) Net of unamortized discount of $2,000 in 1996 and 1995 (nominal rate
     7.375%).

     The Credit Agreement provides the Company with an $800,000,000 revolving line of credit which expires in June 1999 and includes a letter of credit facility. At December 31, 1996 and 1995, approximately $73,000,000 of letters of credit were issued under the Credit Agreement to secure a bond posted in connection with the appeal of the LMP Litigation. Borrowings under the Credit Agreement bear interest at a rate approximating the prime rate (8.25% at December 31, 1996) or, at the election of the Company, at rates approximating LIBOR (5.5% at December 31, 1996) plus 35 basis points. The Company also pays a facility fee (the "Facility Fee") under the Credit Agreement equal to 20 basis points on the aggregate commitments thereunder. Interest rates and the Facility Fee are subject to increase or decrease based upon the Company's unsecured debt ratings. The weighted average interest rate for borrowings outstanding under the Credit Agreement at December 31, 1996 was approximately 6.72%. Borrowings under the Credit Agreement are guaranteed by certain of the Company's subsidiaries.

     The Company had available a $125,000,000 short-term revolving commitment from a group of banks which was terminated in March 1997. At December 31, 1996, no borrowings were outstanding under this facility.

     The Company has $98,400,000 of standby letter of credit facilities from its bank lenders. At December 31, 1996 and 1995, approximately $75,800,000 and $79,600,000, respectively, of letters of credit were issued under these facilities, to secure various insurance, debt and other obligations, of which $55,800,000 and $59,600,000 of these obligations are reflected in the accompanying Consolidated Balance Sheet as of December 31, 1996 and 1995, respectively. In addition, the Company has $65,000,000 of trade letter of credit facilities. At December 31, 1996 and 1995, the Company had $7,400,000 and $16,700,000, respectively, of documentary letters of credit outstanding under these facilities to finance various trade activities.

     The Company's wholly-owned subsidiary, Fruit of the Loom Canada, Inc., has an unsecured senior note due in installments through 2008 (the "Canadian Debt") that was issued in a private placement transaction with certain insurance companies. The Canadian Debt is fully guaranteed by the Company and its principal operating subsidiaries and ranks pari passu in right of payment with the Credit Agreement.

     The Credit Agreement imposes certain limitations on, and requires compliance with covenants from, the Company and its subsidiaries including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on incurrence of additional indebtedness and granting of certain liens and guarantees; and (iii) restrictions on mergers, sale and leaseback transactions, asset sales and investments. The Credit Agreement also allows the Company to pay dividends on its common stock so long as, among other things, the aggregate amount of such dividends paid since January 1, 1996 does not exceed the sum of approximately $80,000,000 and fifty percent of the Company's consolidated net earnings since January 1, 1996.

     The Credit Agreement provides for the acceleration of amounts outstanding thereunder should any person or entity other than William Farley, the Company's Chairman of the Board and Chief Executive Officer, or any person or entity controlled by Mr. Farley, control more than 50% of the voting stock or voting rights associated with such stock of the Company.

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $18,200,000 in 1997; $30,700,000 in 1998;
$321,300,000 in 1999; $8,500,000 in 2000; and $9,200,000 in 2001.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONTINUED)
     Cash payments of interest on debt were $101,600,000, $114,600,000, and $86,600,000 in 1996, 1995 and 1994, respectively. These amounts exclude amounts capitalized.

FINANCIAL INSTRUMENTS

     During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company is party to interest rate swap contracts expiring in 1998 that have the effect of converting $100,000,000 of floating rate debt based on three month LIBOR rates into fixed rate debt. The average annual variable rate received in 1996 was 5.53% and the average annual fixed rate paid was 5.05%.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices when available. At December 31, 1996 and 1995, the fair value of the Company's debt was approximately $921,900,000 and $1,505,000,000, respectively.

     The Company monitors its positions with, and the credit quality of, the financial institutions which are counter parties to its off-balance sheet financial instruments and does not anticipate nonperformance of the counter parties. The Company does not require collateral from its counter parties and management believes that the Company would not realize a material loss in the event of nonperformance by the counter parties.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 41.7% of net sales in 1996 and approximately 31.6% of accounts receivable at December 31, 1996. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under Superfund Legislation, in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at December 31, 1996 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $79,600,000. The Company has recorded receivables related to these environmental liabilities of approximately $24,800,000 which management believes will be recovered from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves related to discontinued operations principally pertain to 10 specifically identified environmental sites and the aforementioned product liabilities. Four sites and the total product liabilities each individually represent more than 10% of the net reserve and in the aggregate represent approximately 75% of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management currently estimates actual payments before recoveries by year for the next five years and thereafter as noted below (in thousands of dollars):

1997..................................................    $16,000
1998..................................................     31,900
1999..................................................      8,500
2000..................................................      8,800
2001..................................................      4,700
Thereafter............................................      9,700
                                                          -------
                                                          $79,600
                                                          =======

     Only the long-term monitoring costs of approximately $10,400,000, primarily scheduled to be paid in 2001 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid during the years 2001 through 2018, are approximately $20,500,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92. In addition, in 1996 the Company elected to early adopt Statement of Position 96-1, Environmental Remediation Liabilities, the impact of which was not material to the Company.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the EPA has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1997 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly-owned subsidiary, Universal, to MagneTek. At the time of the sale, there was a suit pending against Universal and Northwest by LMP. The suit alleged that Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. Two additional plaintiffs, Stevens Luminoptics Partnership and Calmont Technologies Inc., joined the litigation in 1986. In December 1989 and January 1990, a jury returned certain verdicts against Universal and also returned verdicts in favor of Northwest and on certain issues in favor of Universal. A judgment totaling $25,800,000, of which $7,500,000 represented punitive damages, reflecting these verdicts was entered by the Alameda County, California Superior Court in January 1990 against Universal.

     In April 1992, the California Court of Appeals reversed the $25,800,000 judgment against Universal and affirmed those verdicts favorable to Universal and Northwest. In July 1992, the California Supreme Court denied the plaintiffs' petition for review. The case was then remanded to the trial court.

     Pursuant to the stock purchase agreement (the "Stock Purchase Agreement") under which Universal was sold, the Company agreed to indemnify MagneTek for a two-year period following the sale of Universal for certain contingent liabilities. MagneTek brought suit against the Company for declaratory and other relief

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
in connection with the indemnification under the Stock Purchase Agreement. In April 1992, the Los Angeles County, California Superior Court found that the Company was obligated by the Stock Purchase Agreement to indemnify MagneTek for any liability that may be assessed against MagneTek or Universal in the LMP Litigation and to reimburse MagneTek for, among other things, its costs and expenses in defending that case. The court entered a judgment requiring the Company to reimburse and indemnify MagneTek in two stages: currently, to reimburse MagneTek for costs of defense and related expenses in the LMP Litigation, plus costs of litigating the indemnity case with the Company; and at a later date, if and when any liability in the LMP Litigation is finally determined or a settlement is reached in that case, to reimburse and/or indemnify MagneTek for that amount as well. In 1993, the Company paid approximately $9,600,000 in settlement of its obligations to MagneTek related to litigation expenses incurred by MagneTek.

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

     In November 1996, in connection with the sale of a substantial portion of its hosiery operations and related assets, the Company guaranteed the purchaser's $10,000,000 subordinated note payable to a bank. The note bears interest at a rate of 7.66% per annum and is due November 2006. The guarantee imposes substantially the same covenants on the Company as imposed by the Credit Agreement.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley. In exchange for the guarantee the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "RELATED PARTY TRANSACTIONS."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At December 31, 1996, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $56,900,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland or Germany.

     In connection with the Company's transaction with Acme Boot during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). FI owns 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of FI. See "OTHER EXPENSE-NET" and "RELATED PARTY TRANSACTIONS." At December 31, 1996 the Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit. The Acme Boot Credit Facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries. At December 31, 1996 approximately $23,800,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facility.

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in January 1998. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock"). The Company has fully reserved for the amount of the Junior Preferred Stock. The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Series B Preferred Stock (the "Acme 12 1/2% Preferred Stock") is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot. At December 31, 1996, approximately $36,700,000 remains outstanding under the New Acme Credit Agreement.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
     Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):

                            CONDENSED BALANCE SHEET

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                  ----           ----
Current assets..............................................    $ 32,900       $ 49,500
Noncurrent assets -- net....................................       1,600          9,000
                                                                --------       --------
                                                                $ 34,500       $ 58,500
                                                                ========       ========
Current liabilities.........................................    $ 11,100       $ 17,900
Noncurrent liabilities......................................      67,600         65,300
Preferred stock.............................................       3,400          2,500
Common stockholders' deficit................................     (47,600)       (27,200)
                                                                --------       --------
                                                                $ 34,500       $ 58,500
                                                                ========       ========

                       CONDENSED STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                  ----           ----
Net sales...................................................    $ 89,600       $133,600
                                                                ========       ========
Gross earnings..............................................    $ 26,500       $ 28,400
                                                                ========       ========
Operating loss..............................................    $(15,600)      $(11,900)
                                                                ========       ========
Extraordinary gain on early retirement of debt..............    $     --       $ 26,700
                                                                ========       ========
Net (loss) earnings.........................................    $(19,500)      $  6,700
                                                                ========       ========

     As a result of the Acme Boot operating performance and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company recorded a $35,000,000 charge in the fourth quarter of 1996 related to the Company's evaluation of its exposure under the Acme Boot guarantees. See "OTHER EXPENSE-NET."

LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. The total cost of assets under lease as of December 31, 1996 was approximately $141,900,000. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company expects the fair market value of the leased equipment, subject to the purchase option or sold to a third party, to substantially reduce or eliminate the Company's payment under the residual value guarantee.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LEASE COMMITMENTS (CONTINUED)
The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. At December 31, 1996 the maximum amount of the residual value guarantee relative to the assets under the lease is approximately $96,000,000.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1996 (in thousands of dollars):

                                                              CAPITALIZED    OPERATING
                                                                LEASES        LEASES
                                                              -----------    ---------
YEAR ENDING DECEMBER 31,
  1997....................................................     $ 17,900       $31,600
  1998....................................................        5,200        26,200
  1999....................................................        4,000        23,100
  2000....................................................        4,000         8,500
  2001....................................................        4,000         5,000
  Years subsequent to 2001................................       73,700         3,400
                                                               --------       -------
Total minimum lease payments..............................      108,800       $97,800
                                                                              =======
Imputed interest..........................................      (41,800)
                                                               --------
Present value of minimum capitalized lease payments.......       67,000
Current portion...........................................      (12,000)
                                                               --------
Long-term capitalized lease obligations...................     $ 55,000
                                                               ========

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1996        1995
                                                               ----        ----
Land.....................................................    $  9,000    $ 10,200
Buildings, structures and improvements...................      61,700      71,700
Machinery and equipment..................................      82,500      95,800
                                                             --------    --------
                                                              153,200     177,700
Accumulated amortization.................................     (93,200)    (85,700)
                                                             --------    --------
                                                             $ 60,000    $ 92,000
                                                             ========    ========

     Rental expense for operating leases amounted to $34,100,000, $30,200,000 and $20,200,000 in 1996, 1995 and 1994, respectively.

STOCK PLANS

     The Company has a number of compensation plans that provide a variety of stock-based incentive awards to officers and key employees.

     In 1996, the Company established the 1996 Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock awards in lieu of obligations, dividend equivalents, other stock-based awards and performance or annual incentive awards that may be settled in cash, stock or other property. The 1996 Plan is

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
administered by the Compensation Committee of the Board of Directors (the "Compensation Committee") and provides for granting up to 1,000,000 shares of Class A Common Stock. Stock options may be granted under the 1996 Plan to eligible employees of the Company (other than executive officers), its subsidiaries and FII, at a price not less than the market price on the date of grant. Options granted vest, may be exercised and expire at such time as prescribed by the Compensation Committee. No option granted is exercisable beyond ten years from the grant date. The Compensation Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award under the 1996 Plan, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a change of control of the Company as defined in the 1996 Plan.

     Following is a Summary of the option activity in the 1996 Plan for 1996:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              OPTIONS      PRICE
                                                              -------     --------
Outstanding at January 1..................................          --     $   --
Granted...................................................     880,000      30.27
Exercised.................................................      (1,500)     25.88
Cancelled.................................................     (16,500)     25.88
                                                              --------
Outstanding at December 31................................     862,000      30.36
                                                              ========
Weighted average fair value of options granted in 1996....    $  12.57
                                                              ========

     Exercise prices for options outstanding at December 31, 1996, ranged from $24.25 to $35.63. The weighted average remaining contractual life of those options is 9.6 years. At December 31, 1996, none of the options outstanding were exercisable, and a total of 998,500 shares of Class A Common Stock were reserved for issuance under the 1996 Plan.

     In 1995, the Company established the 1995 Executive Incentive Compensation Plan (the "1995 Plan"). The 1995 Plan provides for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, other stock related awards and performance or annual incentive awards that may be settled in cash, stock or other property. The 1995 Plan replaced the 1994 Plan, as hereinafter defined, and no further grants are allowable under the 1994 Plan. The 1995 Plan is administered by the Compensation Committee and provides for granting up to 2,000,000 shares plus any shares of Class A Common Stock which are or become available under the 1994 Plan, the 1992 Plan (as hereinafter defined) and the 1987 Plan (as hereinafter defined), plus 5% of the number of shares of Class A Common Stock newly issued by the Company during the term of the 1995 Plan. Stock options may be granted under the 1995 Plan to eligible employees of the Company, its subsidiaries and FII, at a price not less than the market price on the date of grant. Options granted vest, may be exercised and expire at such time as prescribed by the Compensation Committee. No option granted is exercisable beyond ten years from the grant date. The Compensation Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award under the 1995 Plan, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a change of control of the Company as defined in the 1995 Plan.

     In March 1996, the Company granted 392,800 shares of performance units under the 1995 Plan with a fair value of $25.88 per share. These units confer upon the participants the right to receive at the end of a performance and service period one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned. Vesting is subject to acceleration if a target market price is achieved

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
for the Class A Common Stock. These performance units were earned in full in 1996 and accelerated vesting occurred in January 1997.

     In 1995, the Company's Board of Directors approved the repricing of certain of the Company's stock options which had exercise prices higher than the then market price of Class A Common Stock. The Company took this action as a means of reestablishing the long-term incentive benefits for which the stock option plans were originally designed. The Company exchanged previously granted stock options for fewer new stock options at an exercise price equal to the fair market value on the date of the exchange using a replacement formula based on the modified Black-Scholes Option Pricing Model.

     Following is a summary of option activity in the 1995 Plan:

                                                            1996                     1996
                                                    ---------------------   ----------------------
                                                                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                     OPTIONS      PRICE       OPTIONS      PRICE
                                                     -------     --------     -------     --------
Outstanding, at January 1.........................   2,609,100    $17.92             --    $   --
Granted...........................................   1,335,400     25.88      4,660,500     21.45
Exercised.........................................    (479,000)    18.62             --        --
Cancelled.........................................     (72,100)    18.07     (2,051,400)    25.93
                                                    ----------              -----------
Outstanding, at December 31.......................   3,393,400     20.95      2,609,100     17.92
                                                    ==========              ===========
Exercisable, at December 31.......................   1,067,900     17.75        967,500     17.75
                                                    ==========              ===========
Weighted average fair value of options granted....  $    10.57              $     10.66
                                                    ==========              ===========

     Exercise prices for options outstanding at December 31, 1996, under the 1995 Plan ranged from $17.75 to $25.88. The weighted average remaining contractual life of those options is 8.2 years. Options granted in 1995 included 2,509,100 options which were exchanged in the repricing in 1995. At December 31, 1996 and 1995, approximately 6,268,300 and 6,580,500 shares, respectively, of Class A Common Stock were reserved for issuance, including shares which became available under the 1994 Plan, the 1992 Plan and the 1987 Plan, as defined.

     In 1995 the Company granted 56,000 shares of performance units under the 1995 Plan with a fair value of $24.88 per share. These units conferred upon the participants the right to receive one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned at the end of a performance and service period. Of these units, 8,300 were cancelled and the remaining 47,700 units were earned in 1996. Each performance unit was valued at the market price of the Class A Common Stock on the date the performance units were earned.

     In 1995 the Company's stockholders approved the Company's 1995 Non-Employee Directors' Stock Plan (the "1995 Directors' Plan"). The 1995 Directors' Plan provides for the issuance of up to 200,000 shares of the Company's Class A Common Stock, which shares are reserved and available for issuance under the plan. Only directors who are not employees of the Company, any parent or subsidiary of the Company or FII are eligible to participate in the 1995 Directors' Plan (the "Eligible Directors"). The 1995 Directors' Plan provides for granting restricted stock units, each representing the right to receive one share of the Company's Class A Common Stock (the "Restricted Stock Units"), to each Eligible Director. Restricted Stock Units vest on the second anniversary of the grant date and are subject to forfeiture in the event the recipient ceases to serve as a director prior to the second anniversary of the date of grant for any reason other than death, disability, retirement or upon the occurrence of a change of control as defined in the 1995 Plan. Each Eligible Director received an initial grant of 2,500 Restricted Stock Units. Each Eligible Director also received annual

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
grants of 1,250 and 1,850 Restricted Stock Units in 1995 and 1996, respectively, and the 1995 Directors' Plan provides for grants thereafter of 1,850 Restricted Stock Units annually to each Eligible Director. In total, 35,450 and 22,500 Restricted Stock Units were outstanding at December 31, 1996 and 1995, respectively, none of which were vested.

     In 1994 the Company established the Executive Incentive Compensation Plan (the "1994 Plan"). The 1994 Plan provided for granting non-qualified stock options, incentive stock options, performance shares and annual incentive awards. The 1994 Plan is administered by the Compensation Committee and originally provided for granting up to 3,600,000 shares under the plan, which shares were reserved and available for purchase under the provisions of the plan. The 1994 Plan was replaced by the 1995 Plan. No further grants are allowed under the 1994 Plan. Stock options were granted under the 1994 Plan to eligible employees of the Company, its subsidiaries and FII at a price not less than the market price on the date of grant. Options granted vested at such time as prescribed by the Compensation Committee. No option granted is exercisable later than the tenth anniversary of its grant date.

     Following is a summary of option activity in the 1994 Plan:

                                              1996                 1995                  1994
                                       ------------------   -------------------   ------------------
                                                 WEIGHTED              WEIGHTED             WEIGHTED
                                                 AVERAGE               AVERAGE              AVERAGE
                                       OPTIONS    PRICE     OPTIONS     PRICE     OPTIONS    PRICE
                                       -------   --------   -------    --------   -------   --------
Outstanding, at January 1............   80,900    $27.96     664,100    $30.13         --    $   --
Granted..............................       --        --          --        --    664,100     30.13
Exercised............................  (49,300)    27.84          --        --         --        --
Cancelled............................   (1,900)    30.88    (583,200)    30.43         --        --
                                       -------              --------              -------
Outstanding, at December 31..........   29,700     29.82      80,900     27.96    664,100     30.13
                                       =======              ========              =======
Exercisable, at December 31..........   29,700     29.82      80,900     27.96
                                       =======              ========

     Exercise prices for options outstanding at December 31, 1996, under the 1994 Plan ranged from $25.75 to $30.88. The weighted average remaining contractual life of those options is 7.5 years at December 31, 1996 and 1995. Shares of Class A Common Stock were reserved for issuance in the respective amounts of options outstanding under the 1994 Plan at December 31, 1996 and 1995.

     The Company granted 92,000 performance shares under the 1994 Plan to eligible employees of the Company, its subsidiaries and FII. The Compensation Committee set performance goals to be achieved over an initial performance period of two years. In September 1995, the Compensation Committee extended the initial performance period two years to December 31, 1997. These performance shares were earned in full in 1996, and each performance share was valued at the market price of the Class A Common Stock on the date the performance shares were earned.

     In 1993, the Company's stockholders approved the Company's Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provided for the issuance of options to purchase up to 175,000 shares of Class A Common Stock, which shares were reserved and available for purchase upon the exercise of options granted under the Directors' Plan. No additional shares can be granted under the Directors' Plan. Only directors who were not employees of the Company, any parent or subsidiary of the Company or FII were eligible to participate in the Directors' Plan. The Directors' Plan was administered by the Company's Board of Directors. Under the Directors' Plan each non-employee director was initially granted an option to purchase 7,500 shares of Class A Common Stock. On the date of each annual meeting at which such person was elected or after which the person continued as a non-employee director, such non-employee director was granted an option to purchase 2,500 shares of Class A Common Stock. The options were exercisable at a price per share

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
equal to the fair market value per share of the Class A Common Stock on the date of grant. Option shares must be exercised not later than ten years from the date of grant and do not become exercisable until the first anniversary of the date of grant. At December 31, 1996 and 1995, 72,500 options were outstanding and exercisable at prices ranging from $30.88 to $42, and the weighted average exercise price was $37.66.

     In 1992, the Company established the 1992 Executive Stock Option Plan (the "1992 Plan"). The 1992 Plan is administered by the Compensation Committee. In 1992, options to purchase 975,000 shares of Class A Common Stock (exercisable at a price of $28.88 per share which was the closing price of the Class A Common Stock on the date of grant) were granted under the 1992 Plan to two directors of the Company who were also employees of the Company. Vesting terms of the grants were as follows (subject to acceleration under certain circumstances): (i) one-third of the options vested immediately upon grant; (ii) one-third of the options vest if the closing price of the Class A Common Stock reaches or exceeds $45 per share for 90 consecutive days within six years from the date of grant; and (iii) the remaining one-third of the options vest if the closing price of the Class A Common Stock reaches or exceeds $60 per share for 90 consecutive days within six years from the date of grant. All vested options expire ten years and one day after the date of grant. All unvested options expire six years after the date of grant. In 1995 the 325,000 vested options were cancelled and a total of 227,500 options were issued in their place under the 1995 Plan in connection with the option repricing. The unvested options outstanding under the 1992 Plan were not repriced. In January 1996, 150,000 of the unvested options were cancelled. At December 31, 1996, 500,000 unvested options remain outstanding. At December 31, 1996 and 1995, 500,000 and 650,000 shares of Class A Common Stock, respectively, were reserved for issuance under the 1992 Plan.

     In July 1991, the Company granted an option to purchase 50,000 shares of the Class A Common Stock to a director of the Company who was also an employee of FII at a purchase price of $10.25 per share. All of these options were exercised in 1996.

     Under the terms of the Company's 1987 Stock Option Plan (the "1987 Plan"), options were granted to eligible employees of the Company, its subsidiaries and FII at a price not less than the market price on the date of grant. Options must be exercised within the period prescribed by the Compensation Committee at the time of grant but not later than ten years and one day from the date of grant. No further grants are allowed under the 1987 Plan.

     Following is a summary of option activity in the 1987 Plan:

                                                 1996                    1995                     1994
                                         --------------------    ---------------------    ---------------------
                                                     WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                         OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                         -------     --------     -------     --------     -------     --------
Outstanding, at January 1............     707,400      $16.30    1,434,300      $23.47    1,515,400      $23.54
Granted..............................          --          --           --          --       37,000       27.86
Exercised............................    (470,700)      13.40      (50,900)       9.70      (51,900)      15.98
Cancelled............................     (14,900)      34.49     (676,000)      32.04      (66,200)      33.82
                                         --------                ---------                ---------
Outstanding, at December 31..........     221,800       21.24      707,400       16.30    1,434,300       23.47
                                         ========                =========                =========
Exercisable, at December 31..........     221,800       21.24      707,400       16.30
                                         ========                =========

     Exercise prices for options outstanding at December 31, 1996, under the 1987 Plan ranged from $6.38 to $40.75. The weighted average remaining contractual life of those options is 4.4 years. Shares of Class A Common Stock were reserved for issuance in the respective amounts of options outstanding under the 1987 Plan at December 31, 1996 and 1995.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
     The Company has elected to follow APB 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company records no compensation expense for options granted under any of its stock plans because the exercise price of the stock options equals the market price of the underlying Class A Common Stock on the date granted. For other stock-based compensation awards, the Company recognized compensation costs under APB 25 totaling $15,700,000, $2,700,000 and $3,800,000 in 1996, 1995 and 1994, respectively.

     FAS 123 requires the Company to disclose pro forma Net earnings and Earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994, under the fair value method of that statement. The fair values of options under FAS 123 were estimated at each grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.65% in 1996 and 6.34% in 1995, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of .36, and an expected option life of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For these pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period. The Company's pro forma information follows (in thousands of dollars, except per share information):

                                              1996       1995
                                              ----       ----
Pro forma net earnings (loss).............  $146,100   $(235,100)
                                            ========   =========
Pro forma earnings (loss) per share.......  $   1.91   $   (3.09)
                                            ========   =========

     Because FAS 123 is applicable only to stock-based compensation awards granted after December 31, 1994, the effects of applying FAS 123 for pro forma disclosure will not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

     At December 31, 1996 and 1995, approximately 131,400 and 181,300 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1989 Stock Grant Plan. Under the terms of this plan, eligible employees of the Company and its subsidiaries are awarded shares, subject to forfeitures or certain restrictions which generally expire three years from the date of the grant. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to the above mentioned restrictions. The Company canceled 19,800 previously issued shares during 1996. The Company granted approximately 68,400 shares to eligible employees during 1996.

     At December 31, 1996 and 1995, approximately 298,600 shares of Class A Common Stock were reserved for issuance under the Company's 1987 Long-Term Bonus Plan. Under the terms of this plan, eligible employees of the Company's operating subsidiary participate in cash and stock bonus pools for four year plan periods. Awards under this plan are payable in a combination of cash and stock. No new four year plan period began subsequent to December 31, 1990.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1996        1995         1994
                                                                  ----        ----         ----
                                                                         (IN THOUSANDS)
Common Shares
  Balance, beginning of period..............................      75,960       75,851      75,724
  Class A shares issued upon exercise of options............       1,059           51          52
  Class A shares issued under stock grant plan-net..........          50           58          29
  Class A shares issued under long-term bonus plan..........          --           --          46
  Class A shares repurchased................................        (440)          --          --
                                                                --------    ---------    --------
  Balance, end of period....................................      76,629       75,960      75,851
                                                                ========    =========    ========
Common Stock and Capital in Excess of Par Value
  Balance, beginning of period..............................    $470,000    $ 468,100    $464,000
  Class A shares issued upon exercise of options............      22,500          700       1,000
  Class A shares issued under stock grant plan-net..........       1,400        1,200       2,000
  Class A shares issued under long-term bonus plan..........          --           --       1,100
  Class A shares repurchased................................     (16,600)          --          --
                                                                --------    ---------    --------
Balance, end of period......................................    $477,300    $ 470,000    $468,100
                                                                ========    =========    ========
Retained Earnings
  Balance, beginning of period..............................    $448,100    $ 680,600    $620,300
  Net earnings (loss).......................................     151,200     (232,500)     60,300
                                                                --------    ---------    --------
  Balance, end of period....................................    $599,300    $ 448,100    $680,600
                                                                ========    =========    ========
Currency Translation, Minimum Pension Liability and
  Investment Adjustments
  Balance, beginning of period..............................    $(22,500)   $ (22,900)   $(37,300)
  Translation adjustments-net...............................      12,500        1,000      14,400
  Minimum pension liability adjustment......................        (900)        (600)         --
  Unrealized loss on investments............................        (900)          --          --
                                                                --------    ---------    --------
  Balance, end of period....................................    $(11,800)   $ (22,500)   $(22,900)
                                                                ========    =========    ========

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

     In November 1996 the Company's Board of Directors authorized the repurchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. In December 1996, the Company repurchased 440,400 shares of its Class A common stock at an aggregate cost of $16,600,000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY -- (CONTINUED)
     Generally, if any person or entity becomes the beneficial owner of 15% or more of the Company's common stock, each Series A Right not owned by such a person or entity will enable its holder both to (i) purchase Class A Common Stock of the Company having a value of $180 for a purchase price of $90 and (ii) receive a Series B Right. In addition, in such case, if the Company is thereafter involved in a merger or other business combination transaction with another entity or sells 50% or more of its assets or earning power to another person or entity, each Series B Right and each Series A Right that has not previously been exercised will entitle its holder to purchase, at $90 per Series A and Series B Right, common shares of such other entity having a value of twice that price.

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

     Approximately 9.0% of the Company's common stock at December 31, 1996 is held by FI and Mr. Farley. Because these affiliates hold all of the Class B Common Stock of the Company outstanding, which has five votes per share, they control approximately 32.6% of all voting rights of the Company. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock and Class B Common Stock voting together as a single class, except for the election of directors. With respect to the election of directors, holders of the Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors constituting the entire Board of Directors and, if not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. If, at the record date for any stockholder meeting at which directors are elected, the number of shares of Class B Common Stock outstanding is less than 12.5% of the total number of shares of both classes of common stock outstanding, then the holders of Class A Common Stock would vote together with the holders of Class B Common Stock to elect the remaining directors to be elected at such meeting, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having five votes per share. At December 31, 1996 FI and Mr. Farley's combined ownership of Class B Common Stock is approximately 8.7% of the total common stock of the Company outstanding. As a result, Mr. Farley does not have the sole ability to elect those members of the Company's Board of Directors who are not separately elected by the holders of the Company's Class A Common Stock.

     At December 31, 1996, 35,000,000 shares of Preferred Stock with a par value of $.01 per share were authorized, none of which have been issued.

BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company operates in only one business segment consisting of the manufacturing and marketing of basic apparel. Sales to one customer amounted to approximately 16.8%, 19.5% and 15.6% of consolidated net sales in 1996, 1995 and 1994, respectively. Additionally, sales to a second customer amounted to approximately 12.2%, 10.8% and 11.8% of consolidated net sales in 1996, 1995 and 1994, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION -- (CONTINUED)

     Sales, operating earnings and identifiable assets are as follows (in thousands of dollars):

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1996         1995         1994
                                                              ----         ----         ----
Net Sales
  Domestic...............................................  $2,080,500   $2,040,300   $1,972,000
  Foreign................................................     366,900      362,800      325,800
                                                           ----------   ----------   ----------
  Total..................................................  $2,447,400   $2,403,100   $2,297,800
                                                           ==========   ==========   ==========
Operating Earnings (Loss)
  Domestic...............................................  $  301,500   $  (53,500)  $  234,500
  Foreign................................................      47,600      (19,000)      21,900
  General corporate expenses.............................     (23,800)     (35,600)     (21,400)
                                                           ----------   ----------   ----------
  Total..................................................  $  325,300   $ (108,100)  $  235,000
                                                           ==========   ==========   ==========
Identifiable Assets
  Domestic...............................................  $2,121,400   $2,431,000   $2,661,000
  Foreign................................................     392,700      402,000      442,400
  Corporate..............................................      32,900       86,500       60,100
                                                           ----------   ----------   ----------
  Total..................................................  $2,547,000   $2,919,500   $3,163,500
                                                           ==========   ==========   ==========

     The operating loss and identifiable assets for 1995 reflect the effect of special charges recorded in the fourth quarter of 1995. See "SPECIAL CHARGES." Corporate assets presented above consist primarily of cash and other short-term investments, deferred financing costs and a receivable related to anticipated environmental recoveries. Corporate assets also include Federal income taxes receivable in 1995 and 1994.

PENSION PLANS

     Pension expense was $11,900,000, $12,200,000, and $11,700,000 in 1996, 1995
and 1994, respectively. The net pension expense is comprised of the following (in thousands of dollars):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
Components:
  Service cost -- benefits earned during the period.........  $ 12,100   $ 12,800   $ 11,700
  Interest cost on projected benefit obligation.............    13,500     13,100     12,800
  Return on assets:
     Actual (gain) loss.....................................   (21,900)   (27,900)       800
     Deferred actuarial gains (losses)......................     8,200     14,900    (13,500)
  Amortization of unrecognized net loss.....................       700        600      1,200
  Amortization of prior service cost........................       200        200         --
  Amortization of unrecognized January 1, 1987 net
     transition asset.......................................    (1,300)    (1,300)    (1,300)
  Curtailment loss (gain)...................................       400       (200)        --
                                                              --------   --------   --------
       Net periodic pension cost............................  $ 11,900   $ 12,200   $ 11,700
                                                              ========   ========   ========
Assumptions:
  Discount rate.............................................       7.5%      8.25%      7.75%
  Rates of increase in compensation levels..................       4-7%       5-8%       5-8%
  Expected long-term rate of return on assets...............        10%        10%        10%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

PENSION PLANS -- (CONTINUED)

     The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet (in thousands of dollars):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
Actuarial present value of benefit obligations:
  Vested benefits...........................................    $137,600    $125,000
  Non-vested benefits.......................................       8,000      12,300
                                                                --------    --------
     Accumulated benefit obligation.........................     145,600     137,300
  Effect of projected future salary increases...............      36,700      53,400
                                                                --------    --------
Projected benefit obligation................................     182,300     190,700
Plan assets at fair value...................................     157,400     140,900
                                                                --------    --------
Plan assets less than projected benefit obligation..........     (24,900)    (49,800)
Unrecognized loss...........................................       1,700      24,900
Unrecognized prior service cost.............................       2,400       2,100
Unrecognized net transition asset at end of period..........      (4,700)     (5,900)
Additional minimum liability................................      (4,200)     (2,700)
                                                                --------    --------
Unfunded accrued pension cost at end of period..............    $(29,700)   $(31,400)
                                                                ========    ========

     The discount rate for purposes of determining the funded status of the plans at December 31, 1996 and 1995 was 8.0% and 7.5%, respectively.

     Plan assets for the Company's funded plans, which are primarily invested in United States Government, international and domestic debt securities, international and domestic equity securities, real estate and venture capital funds, are commingled in a master trust which includes the assets of the pension plans of substantially all affiliated companies controlled directly and indirectly by Mr. Farley (the "Master Trust"). Plan assets, except those that are specifically identified to a particular plan, are shared by each of the plans in the Master Trust ("Allocated Assets"). Any gains and losses associated with the Allocated Assets are spread among each of the plans based on each plan's respective share of the Allocated Assets market value. The Company's plan assets represent approximately 70.0% and 70.6% of the Master Trust Allocated Assets at December 31, 1996 and 1995, respectively.

     Included in the Master Trust Allocated Assets at December 31, 1996 and 1995 were 647,852 shares (with a cost of $5,100,000 and a market value of $24,500,000 and $15,800,000, respectively) of the Company's Class A Common Stock.

     As of December 31, 1996 and 1995, the Master Trust holds 348,012 shares (with a cost of $7,700,000 and a market value of $13,200,000 and $8,500,000, respectively) of the Company's Class A Common Stock (these shares are in addition to the 647,852 shares noted in the immediately preceding paragraph) that is specifically identified to the retirement plan of FI. Any change in market value associated with these shares is allocated entirely to the FI plan and does not effect the Master Trust Allocated Assets.

     Statement of FAS No. 87 "Employers' Accounting For Pensions" ("FAS 87") requires recognition on the balance sheet of a minimum liability at least equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction in equity. To reflect the balance sheet provisions of FAS 87 relative to certain unfunded nonqualified pension plans, the Company has recorded minimum liabilities of $4,200,000 and $2,700,000 at December 31, 1996 and 1995,
respectively. Corresponding to these amounts, intangible assets of $2,700,000 and $2,100,000, and reductions in equity of $1,500,000 and $600,000, respectively, were recorded at December 31, 1996 and 1995.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

DEPRECIATION EXPENSE

     Depreciation expense, including amortization of capital leases, approximated $121,800,000, $125,500,000, and $107,600,000 in 1996, 1995 and
1994, respectively.

ADVERTISING EXPENSE

     Advertising, which is expensed as incurred, approximated $81,600,000, $72,000,000 and $70,800,000 in 1996, 1995 and 1994, respectively.

INCOME TAXES

     Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996       1995      1994
                                                               ----       ----      ----
Income tax expense (benefit) on earnings (loss) before
  cumulative effect of change in accounting principle.......  $34,100   $(19,400)  $73,200
Cumulative effect of change in accounting principle for
  pre-operating costs.......................................       --     (1,900)       --
                                                              -------   --------   -------
Total income tax expense (benefit)..........................  $34,100   $(21,300)  $73,200
                                                              =======   ========   =======

     Included in earnings (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle are foreign earnings of $1,600,000 in 1996 and foreign losses of $47,300,000 and $15,500,000 in 1995 and
1994, respectively.

     The components of income tax expense (benefit) related to earnings (loss) before cumulative effect of change in accounting principle were as follows (in thousands of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996       1995      1994
                                                               ----       ----      ----
Current:
  Federal...................................................  $ 6,500   $ 17,000   $73,600
  State.....................................................    1,900     15,200     6,100
  Foreign...................................................       --     (1,100)    1,100
                                                              -------   --------   -------
     Total current..........................................    8,400     31,100    80,800
                                                              -------   --------   -------
Deferred:
  Federal...................................................   21,700    (38,800)   (7,400)
  State.....................................................    3,700    (11,200)     (200)
  Foreign...................................................      300       (500)       --
                                                              -------   --------   -------
     Total deferred.........................................   25,700    (50,500)   (7,600)
                                                              -------   --------   -------
     Total..................................................  $34,100   $(19,400)  $73,200
                                                              =======   ========   =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONTINUED)

     The income tax rate on earnings (loss) before cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                              1996       1995       1994
                                                              ----       ----       ----
Federal statutory rate......................................   35.0%     (35.0)%    35.0%
Reversal of income tax accruals.............................  (13.0)        --        --
Interest on prior years' taxes..............................     --        2.1       5.2
Impairment write down of goodwill...........................     --       11.1        --
Foreign operating (earnings) losses.........................  (10.1)       6.1       4.1
Goodwill amortization.......................................    5.1        4.4       7.9
State income taxes, net of Federal tax benefit..............    2.0        1.1       2.9
Other-net...................................................    (.6)       2.3       (.3)
                                                              -----      -----      ----
  Effective rate............................................   18.4%      (7.9)%    54.8%
                                                              =====      =====      ====

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $118,600,000 at December 31, 1996. $84,800,000 of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the other foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, of approximately $24,800,000 would be due.

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                                ----         ----
Depreciation and amortization...............................  $ 149,000    $ 139,800
Items includible in future tax years........................     61,600       51,500
                                                              ---------    ---------
  Gross deferred tax liabilities............................    210,600      191,300
                                                              ---------    ---------
Inventory valuation reserves................................    (23,400)     (29,600)
Accrued employee benefit expenses...........................    (34,600)     (32,500)
Acquired tax benefits and basis differences.................    (49,600)     (51,700)
Allowance for possible losses on receivables................     (5,800)      (6,300)
Items deductible in future tax years........................    (80,300)     (80,000)
                                                              ---------    ---------
  Gross deferred tax assets.................................   (193,700)    (200,100)
                                                              ---------    ---------
  Net deferred tax liability (asset)........................  $  16,900    $  (8,800)
                                                              =========    =========

     In March 1992 the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest plus interest thereon applicable to the tax years 1964-1968. However, in September 1992 the IRS issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment. In October 1994, the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONTINUED)
Circuit affirmed the decision of the United States Tax Court. The IRS had a period of 90 days from the date of the decision to petition for review by the United States Supreme Court. The IRS did not petition for a review and, accordingly, the case is now closed. Effective December 31, 1996, for Federal income tax purposes, all years through December 31, 1991, were closed. As a result, excess income tax liabilities totaling $24,100,000 for tax years through December 31, 1991, were reversed in the fourth quarter and reduced income tax expense in 1996.

     Cash payments for income taxes were $13,600,000, $32,700,00 and, $49,000,000 in 1996, 1995 and 1994, respectively.

OTHER EXPENSE-NET

     Other expense-net in 1996 includes a $35,000,000 charge relating to the Company's evaluation of its exposure under the guarantee of debt incurred or created by Acme Boot under the Acme Boot Credit Facilities. See "CONTINGENT LIABILITIES." Other expense-net in 1995 includes $20,700,000 of charges to provide for certain retained liabilities in connection with the prior sale of certain discontinued operations and fees related to the modification of certain agreements. See "SPECIAL CHARGES." Included in other expense-net in 1996, 1995 and 1994 was deferred debt fee amortization and bank fees of approximately $5,300,000, $5,700,000, and $8,100,000, respectively. Other expense-net in 1996 and 1995 includes gains of $700,000 and $5,700,000, respectively, as compared to $1,900,000 of expense in 1994 related to the settlement of certain foreign currency denominated transactions. In addition, included in other expense-net in 1994 is $16,000,000 of service fee income from Gitano's operations which represent Gitano's transition to a marketing service organization from a traditional wholesaler base. These revenues did not recur after 1994 as Gitano reverted to a traditional apparel wholesaler. In 1994, this service fee revenue was partially offset by $12,500,000 of charges to provide for certain obligations of and legal expenses pertaining to litigation related to retained liabilities of former subsidiaries.

EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding during each year. The effect of common stock equivalents on earnings per share is not material.

RELATED PARTY TRANSACTIONS

     As a part of the 1995 special charge, the Company decided to integrate into the Company's Bowling Green, Kentucky operations certain functions historically performed by FII personnel. In connection with this effort, the Board of Directors determined that the Company's management agreement with FII should not be renewed for 1996 and that the general management functions previously performed by FII under the agreement should be assumed directly by the Company. Accordingly, effective January 1, 1996, the Company severed its relationship with FII and directly employed certain persons previously employed by FII who provide such services.

     Pursuant to a determination by the non-management members of the Board of Directors, the Company agreed to pay $3,500,000 to FII in consideration of FII's transfer of its personnel and settlement of all obligations the Company owed to FII. The non-management members of the Board of Directors determined that such payment was fair and reasonable to the Company, basing their determination, in part, upon the anticipated cost savings to the Company in 1996 and beyond from the integration of FII functions into the Company, the cost of otherwise creating the workforce necessary to provide the management services

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS (CONTINUED)
previously provided by FII and the assistance of FII in effecting the transition of functions and personnel (including certain executive officers) to the Company. The Company agreed to pay up to approximately $4,000,000 to FII in 1996 ($3,600,000 was actually paid in 1996), all of which relates to the severance of certain FII employees who were not re-employed by the Company, including severance payments under certain employment agreements to which the Company was a party. The Company also agreed to reimburse FII for any direct ordinary and reasonable costs and expenses associated with the transition of management functions from FII into the Company in 1996. The severance and asset purchase amounts were included in the Company's special charge accrued in the fourth quarter of 1995. See "SPECIAL CHARGES."

     Under the terms of the management agreement between FII and the Company, FII provided the Company, to the extent that the Company requested, (i) general management services which included, but were not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of a business or entity;
(iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its employees provide services to companies owned or controlled by Mr. Farley, including, prior to 1996, the Company. Certain of the executive officers of the Company were employed by, and received their compensation from, FII. These officers devoted their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, did not devote full time to any single company, including the Company.

     In consideration for investment banking and financing services, the Company paid FII fees established by FII and determined to be reasonable by FII in relation to (i) the size and complexity of the transaction; and (ii) the fees customarily charged by other advisors for similar investment banking and financing services; provided, such fees did not exceed two percent of the total consideration paid or received by the Company or two percent of the aggregate amount available for borrowing or use under the subject agreement or facility. Fees for investment banking and financing services were generally payable to FII upon the closing of the subject transaction or agreement.

     Under the terms of the management agreement, the Company paid a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,100,000 and $8,800,000 in 1995 and 1994, respectively. At December 31, 1994 approximately $600,000 was owed for management services related to 1994, which amount was paid in February 1995. The Company also paid a financing fee to FII of approximately $2,000,000 and $2,500,000 in 1995 and 1994, respectively, for financing services related to 1994 and 1993, respectively, which costs were capitalized as deferred financing costs in 1995 and 1994, respectively.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley. In exchange for the guarantee the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "CONTINGENT LIABILITIES."

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS (CONTINUED)
the above mentioned proceeds. In connection with the 1993 transaction the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme under the Acme Boot Credit Facility and the New Acme Credit Agreement. FI owns 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of FI. Other expense-net in 1996 includes a $35,000,000 charge related to the Company's evaluation of its exposure under the guarantee. See "CONTINGENT LIABILITIES."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 QUARTER
                                                ------------------------------------------       TOTAL
                                                FIRST       SECOND      THIRD       FOURTH        YEAR
                                                -----       ------      -----       ------       -----
1996
Net sales.....................................  $506.2      $732.2      $628.0      $581.0      $2,447.4
Gross earnings................................   137.0       208.8       200.6       183.6         730.0
Operating earnings............................    50.0       101.7        94.2        79.4 (1)     325.3
Net earnings..................................    12.5        47.8        47.8        43.1 (2)     151.2
Earnings per common share.....................     .16         .63         .63         .56          1.98
1995
Net sales.....................................  $528.2      $724.8      $641.3      $508.8      $2,403.1
Gross earnings (loss).........................   162.0       211.0       190.9       (46.5)        517.4
Operating earnings (loss).....................    59.7       102.6        81.9      (352.3)       (108.1)
Earnings (loss) before cumulative effect of
  change in accounting principle..............    16.5        39.7        24.5      (308.0)(4)    (227.3)
Net earnings (loss)...........................    11.3(3)     39.7        24.5      (308.0)       (232.5)
Earnings (loss) per common share before
  cumulative effect of change in accounting
  principle...................................     .22         .52         .32       (4.05)        (2.99)

-------------------------
(1) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot.

(2) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

(3) Effective January 1, 1995, the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense pre-operating costs as incurred resulting in an after tax charge of $5.2 ($.07 per share).

(4) Includes pretax charges of $372.9 ($287.4 after tax) related to impairment write downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations, foreign operations and other corporate issues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1996 were as follows:

            NAME              AGE                                POSITION
            ----              ---                                --------
William Farley..............  54     Chairman of the Board and Chief Executive Officer
Richard C. Lappin...........  52     President and Chief Operating Officer
Larry K. Switzer............  53     Senior Executive Vice President and Chief Financial Officer
Burgess D. Ridge............  52     Senior Vice President -- Administration & Secretary
G. William Newton...........  44     Senior Vice President -- Finance
John D. Wigodsky(1).........  47     Executive Vice President -- Sales and Marketing
Bernhard Hansen.............  69     President, Europe

-------------------------
(1) Mr. Wigodsky resigned as Executive Vice President -- Sales and Marketing effective March 1997.

     Officers serve at the discretion of the Board of Directors. Through December 31, 1995, Messrs. Lappin, Switzer, and Ridge were employed by FII, which provided management services to companies owned or managed by Mr. Farley. Effective January 1, 1996, the FII Management Agreement was terminated and the functions previously performed by FII began to be performed directly by the Company. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Certain of the executive officers, as noted below, are also executive officers of FI and were executive officers of VBQ, Inc. ("VBQ"), formerly a defense contractor and an affiliate of FI. Certain of the executive officers, as noted below, were also executive officers of Valley Fashions Corp. (formerly West Point Acquisition Corp. and currently West Point Stevens, Inc.). During 1992, FI and Valley Fashions Corp. emerged from bankruptcy proceedings and VBQ became the subject of a Chapter 7 liquidation.

     WILLIAM FARLEY. Mr. Farley has been Chairman of the Board and Chief Executive Officer of the Company since May 1985. Mr. Farley has also been Chairman and a director of Acme Boot for more than the past five years. For more than the past five years, Mr. Farley has also been Chairman and Chief Executive Officer of FII. He has held substantially similar positions with FI since 1982, VBQ from 1984 until January 1992, West Point-Pepperell, Inc. ("West Point") from April 1989 until October 1992 and Valley Fashions Corp. (formerly West Point Acquisition Corp. and currently West Point Stevens, Inc.) from March 1989 until October 1992.

     RICHARD C. LAPPIN. Mr. Lappin has been a director of the Company since December 1990 and served as Vice Chairman of the Company from October 1991 until February 1996. Mr. Lappin was appointed President and Chief Operating Officer of the Company in February 1996. Mr. Lappin served as an officer and director of Acme Boot until May 1996. Mr. Lappin also served as President and Chief Operating Officer of FII from February 1991 until December 1995.

     LARRY K. SWITZER. Mr. Switzer was Executive Vice President and Chief Financial Officer of FII from May 1994 until December 1995, and of the Company and FI from May 1994 until February 1996. In February 1996, Mr. Switzer was appointed Senior Executive Vice President and Chief Financial Officer of the Company and FI. Mr. Switzer also serves as an officer and a director of Acme Boot. From September 1992 to March 1993 Mr. Switzer was Executive Vice President and Chief Financial Officer of Alco Standard Corporation, a distributor of paper products, office equipment and supplies. Mr. Switzer was Senior Vice President and Chief Financial Officer of S.C. Johnson & Son, Inc., a manufacturer and marketer of consumer home care and commercial chemical products, from before 1992 to August 1992.

     BURGESS D. RIDGE. Mr. Ridge served as Vice President -- Administration of FII and FI from before 1992 until December 1995, and the Company and FI from before 1992 until February 1996. Mr. Ridge was appointed Senior Vice President -- Administration and Secretary of the Company and FI in February 1996.

     G. WILLIAM NEWTON. Mr. Newton served as Senior Vice President -- Finance of Union Underwear Company, Inc. (the Company's operating subsidiary, "Union") from August 1994 until February 1996. Mr. Newton was appointed Senior Vice President -- Finance of the Company in February 1996. From before 1992 until April 1994, Mr. Newton was Vice President and Chief Financial Officer of Allegro MicroSystems, a manufacturer of semiconductors supplying the automotive, electronic and telecommunications industries worldwide.

     JOHN D. WIGODSKY. Mr. Wigodsky was Executive Vice President -- Operations of Union from before 1992 until February 1996. Mr. Wigodsky was appointed Executive Vice President -- Sales and Marketing in February 1996.

     BERNHARD HANSEN. Mr. Hansen was President, Europe of Union from July 1995 until November 1996. In November 1996, Mr. Hansen was appointed President, Europe of the Company. From before 1992 until July 1995, Mr. Hansen served as an independent consultant.

     BRIAN J. HANIGAN. Mr. Hanigan was appointed Vice President and Treasurer of the Company in February 1997. Mr. Hanigan was Assistant Treasurer of the Company from before 1992 until February 1997.

     Information relating to the directors of the Company is set forth in the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on May 13, 1997 (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a part of the 1995 special charge, the Company decided to integrate into the Company's Bowling Green operations certain functions historically performed by FII personnel. In connection with this effort, the Board of Directors determined that the Company's management agreement with FII under the agreement should not be renewed for 1996 and that the general management functions previously performed by FII should be assumed directly by the Company. Accordingly, effective January 1, 1996, the Company severed its relationship with FII and directly employed certain persons previously employed by FII who provide such services.

     Pursuant to a determination by the non-management members of the Board of Directors, the Company agreed to pay $3,500,000 to FII in consideration of FII's transfer to the Company of its personnel and in settlement of all obligations the Company owed to FII. The non-management members of the Board of Directors determined that such payment was fair and reasonable to the Company, basing their determination, in part, upon the anticipated cost savings to the Company in 1996 and beyond from the integration of FII functions into the Company, the cost of otherwise creating the workforce necessary to provide the management services previously provided by FII and the assistance of FII in effecting the transition of functions and personnel (including certain executive officers) to the Company. The Company agreed to pay up to approximately $4,000,000 to FII in 1996 ($3,600,000 was actually paid in 1996), all of which related to the severance of certain FII employees who were not re-employed by the Company, including severance payments under certain employment agreements to which the Company was a party. The Company also agreed to reimburse FII for any direct ordinary and reasonable costs and expenses associated with the transition of management functions from FII into the Company in 1996. The severance and settlement amounts were included in the Company's special charge accrued in the fourth quarter of 1995.

     Under the terms of the management agreement between FII and the Company, FII provided the Company, to the extent that the Company requested, (i) general management services which included, but were not limited to, financial management, legal, tax, accounting, corporate development, human resource and personnel advice; (ii) investment banking services in connection with the acquisition or disposition of the assets or operations of any business or entity; (iii) financing services in connection with the arrangement by FII of public or private debt (including letter of credit facilities); and (iv) other financial, accounting, legal and advisory services rendered outside the ordinary course of the Company's business. FII is owned and controlled by Mr. Farley; its employees provide services to companies owned or controlled by Mr. Farley, including, prior to 1996, the Company. Certain of the executive officers of the Company were employed by, and received their compensation from, FII. These officers devote their time as needed to those companies owned and controlled by Mr. Farley and, accordingly, did not devote full time to any single company, including the Company.

     In consideration for investment banking and financing services, the Company paid FII fees established by FII and determined to be reasonable by FII in relation to (i) the size and complexity of the transaction; and (ii) the fees customarily charged by other advisors for similar investment banking and financing services; provided, such fees did not exceed two percent of the total consideration paid or received by the Company or two percent of the aggregate amount available for borrowing or use under the subject agreement or facility. Fees for investment banking and financing services were generally payable to FII upon the closing of the subject transaction or agreement.

     Under the terms of the management agreement, the Company paid a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,100,000 and $8,800,000 in 1995 and 1994, respectively. At December 31, 1994 approximately $600,000 was owed for management services related to 1994, which amount was paid in 1995. The Company also paid a financing fee to FII of approximately $2,000,000 and $2,500,000 in 1995 and 1994, respectively, for financing services related to 1994 and 1993, respectively, which costs were capitalized as deferred financing costs in 1995 and 1994, respectively.

     As part of the Company's normal executive relocation policy and in connection with the transition of certain executive functions from Chicago, Illinois to Bowling Green, Kentucky, the Company made an interest free bridge loan, based on the equity in the home, to Mr. Ridge, the Company's Senior Vice President -- Administration and Secretary, of $325,500 in 1996. The loan will be repaid upon the sale of the home.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley. In exchange for the guarantee, the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley. See "CONTINGENT LIABILITIES" and "RELATED PARTY TRANSACTIONS" in the Notes to Consolidated Financial Statements.

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. In connection with the 1993 transaction, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under the Acme Boot Credit Facility and the

New Acme Credit Agreement. Other expense-net in 1996 includes a $35,000,000 charge related to the Company's evaluation of its exposure under the guarantee. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

          1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 19 are filed as part of this Annual Report.

          2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 19 is filed as part of this Annual Report.

          3. Exhibits

     The exhibits listed in the Index to Exhibits on pages 57 and 58 are filed as part of this Annual Report.

(b) Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 26, 1997.

                                          FRUIT OF THE LOOM, INC.

                                          By:      /s/ LARRY K. SWITZER
                                            ------------------------------------
                                                     (Larry K. Switzer
                                            Senior Executive Vice President and
                                                  Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 1997.

                        NAME                                                  CAPACITY
                        ----                                                  --------

                 /s/ WILLIAM FARLEY                         Chairman of the Board and Chief Executive
-----------------------------------------------------         Officer (Principal Executive Officer) and
                  (William Farley)                            Director

                /s/ LARRY K. SWITZER                        Senior Executive Vice President and Chief
-----------------------------------------------------         Financial Officer (Principal Financial and
                 (Larry K. Switzer)                           Accounting Officer)

                /s/ OMAR Z. AL ASKARI                       Director
-----------------------------------------------------
                 (Omar Z. Al Askari)

              /s/ DENNIS S. BOOKSHESTER                     Director
-----------------------------------------------------
               (Dennis S. Bookshester)

                 /s/ JOHN B. HOLLAND                        Director
-----------------------------------------------------
                  (John B. Holland)

                 /s/ LEE W. JENNINGS                        Director
-----------------------------------------------------
                  (Lee W. Jennings)

                /s/ HENRY A. JOHNSON                        Director
-----------------------------------------------------
                 (Henry A. Johnson)

                /s/ RICHARD C. LAPPIN                       Director
-----------------------------------------------------
                 (Richard C. Lappin)

                  /s/ A. LORNE WEIL                         Director
-----------------------------------------------------
                   (A. Lorne Weil)

              /s/ SIR BRIAN G. WOLFSON                      Director
-----------------------------------------------------
               (Sir Brian G. Wolfson)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                                             ADDITIONS
                                 BALANCE AT   ----------------------------------------                    BALANCE
                                 BEGINNING       CHARGED TO            CHARGED TO                         AT END
         DESCRIPTION:            OF PERIOD    COSTS AND EXPENSE   OTHER ACCOUNTS(1)(2)   DEDUCTIONS(3)   OF PERIOD
         ------------            ----------   -----------------   --------------------   -------------   ---------
YEAR ENDED DECEMBER 31, 1996:
Reserves deducted from assets
  to which they apply:
     Accounts receivable
       allowances:
       Doubtful accounts.......   $15,200          $ 5,900              $ (1,100)           $10,900       $ 9,100
Sales discounts, returns, and
  allowances...................    11,400           51,200               (15,500)            35,600        11,500
                                  -------          -------              --------            -------       -------
                                  $26,600          $57,100              $(16,600)           $46,500       $20,600
                                  =======          =======              ========            =======       =======
Reserves included in Other
  accounts payable and accrued
  expenses.....................   $    --          $    --              $ 20,900            $    --       $20,900
                                  =======          =======              ========            =======       =======
YEAR ENDED DECEMBER 31, 1995:
Reserves deducted from assets
  to which they apply:
  Accounts receivable
     allowances:
     Doubtful accounts.........   $12,000          $13,200              $  2,700            $12,700       $15,200
     Sales discounts, returns,
       and allowances..........     8,700           38,200                    --             35,500        11,400
                                  -------          -------              --------            -------       -------
                                  $20,700          $51,400              $  2,700            $48,200       $26,600
                                  =======          =======              ========            =======       =======
YEAR ENDED DECEMBER 31, 1994:
Reserves deducted from assets
  to which they apply:
Accounts receivable allowances:
     Doubtful accounts.........   $12,500          $ 6,000              $  1,100            $ 7,600       $12,000
     Sales discounts, returns,
       and allowances..........     3,600           20,300                   600             15,800         8,700
                                  -------          -------              --------            -------       -------
                                  $16,100          $26,300              $  1,700            $23,400       $20,700
                                  =======          =======              ========            =======       =======

-------------------------
(1) Reserves included in Other accounts payable and accrued expenses represents recourse liability retained in connection with Sale of Accounts Receivable in December 1996. Corresponding amounts of $5,400 and $15,500 have been deducted from accounts receivable allowances at time of sale.

(2) Recoveries of bad debts, foreign currency translation and, in 1994, the effect of acquisitions.

(3) Bad debts written off and allowances and discounts taken by customers.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(A)(3) AND 14(C))

                                       DESCRIPTION
                                       -----------
 3(a)*   --    Restated Certificate of Incorporation of the Company and
               Certificate of Amendment of the Restated Certificate of
               Incorporation of the Company (incorporated herein by
               reference to Exhibit 3 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1993).
 3(b)*   --    By-Laws of the Company (incorporated herein by reference to
               Exhibit 4(b) to the Company's Registration Statement on Form
               S-2, Reg. No. 33-8303 (the "S-2")).
 4(a)*   --    $800,000,000 Credit Agreement dated as of August 16, 1993, among the several banks and other financial institutions
               from time to time parties thereto (the "Lenders"), Bankers
               Trust Company, a New York banking corporation, as
               administrative agent for the Lenders thereunder, Chemical
               Bank, NationsBank N.A. (Carolinas), The Bank of New York and
               the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4.3 to the Company's Registration
               Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3")).
 4(b)*   --    Subsidiary Guarantee Agreements dated as of August 16, 1993 by each of the guarantors signatory thereto in favor of the beneficiaries referred to therein (incorporated herein by
               reference to Exhibit 4.4 to the 1993 S-3).
 4(c)*   --    Rights Agreement, dated as of March 8, 1996 between Fruit
               the Loom, Inc. and Chemical Mellon Shareholder Services,
               L.L.C., Rights Agent (incorporated herein by reference to
               Exhibit 4(c) to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1995).
10(a)*   --    Fruit of the Loom 1989 Stock Grant Plan dated January 1,
               1989 (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1988).
10(b)*   --    Fruit of the Loom 1987 Stock Option Plan (incorporated
               herein by reference to Exhibit 10(b) to the S-2).
10(c)*   --    Fruit of the Loom Stock Option Agreement for Richard C.
               Lappin (incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1991).
10(d)*   --    Fruit of the Loom 1992 Executive Stock Option Plan
               (incorporated herein by reference to the Company's
               Registration Statement on Form S-8, Reg. No. 33-57472).
10(e)*   --    Fruit of the Loom, Inc. Directors' Stock Option Plan
               (incorporated herein by reference to the Company's
               Registration Statement on Form S-8, Reg. No. 33-50499).
10(f)*   --    Fruit of the Loom, Inc. 1995 Non-Employee Directors' Stock
               Plan (incorporated by reference to Exhibit B to the
               Company's Proxy Statement for its annual meeting on May 16,
               1995 (the "1995 Proxy Statement").
10(g)*   --    Fruit of the Loom, Inc. 1995 Executive Incentive
               Compensation Plan (incorporated herein by reference to
               Exhibit A to the 1995 Proxy Statement).
10(h)*   --    Fruit of the Loom, Inc. Executive Incentive Compensation
               Plan (incorporated herein by reference to Exhibit A to the
               Company's Proxy Statement for its annual meeting on May 17,
               1994).
10(i)*   --    Guarantee of Payment dated as of June 27, 1994 by Fruit of the Loom, Inc. and NationsBank of Florida N.A. (incorporated herein by reference to Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1994 (the "10-Q")).
10(j)*   --    Guarantee of Corporation dated as of January 15, 1996 by
               Fruit of the Loom, Inc. and NationsBank N.A. (South),
               formerly known as NationsBank of Georgia, N.A. (incorporated herein by reference to Exhibit 10(j) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1995).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           (ITEM 14(A)(3) AND 14(C))

                                       DESCRIPTION
                                       -----------
10(k)*   --    Stock Pledge Agreement dated as of June 27, 1994 between
               William F. Farley and Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the 10-Q).
10(l)*   --    Asset Purchase and Transitional Services Agreement between
               Farley Industries, Inc. and Fruit of the Loom, Inc.
               (incorporated herein by reference to Exhibit 10(l) to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).
10(m)*   --    Employment Agreement between Fruit of the Loom, Inc. and
               William Farley (incorporated herein by reference to Exhibit
               10(j) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1994 (the "1994 10-K")).
10(n)*   --    Employment Agreement between Fruit of the Loom, Inc. and
               John B. Holland (incorporated herein by reference to Exhibit
               10(k) to the Company's 1994 Form 10-K).
10(o)*   --    Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Richard C. Lappin (incorporated herein by reference to Exhibit 10(l) to the Company's 1994 Form
               10-K).
10(p)*   --    Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Richard M. Cion (incorporated herein by reference to Exhibit 10(m) to the Company's 1994 10-K).
10(q)*   --    Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Larry K. Switzer (incorporated herein by reference to Exhibit 10(o) to the Company's 1994 10-K).
10(r)*   --    Credit Agreement among Acme Boot Company, Inc., as borrower,
               Fruit of the Loom, Inc., Acme Boot Retail Co., Inc. and Acme
               Footwear Company, Inc., as guarantors, the Lenders
               identified herein and NationsBank, N.A., (Carolinas), as
               agent, dated as of April 19, 1995 (incorporated herein by
               reference to Exhibit 10(r) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995).
10(s)*   --    Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
               (incorporated herein by reference to the Company's
               Registration Statement on Form S-8, Reg. No. 333-09203).
10(t)    --    Purchase and Contribution Agreement dated as of December 18,
               1996 among Union Underwear Company, Inc., Pro Player, Inc.
               and Salem Sportswear, Inc., as the Originators and FTL
               Receivables Company, as the Purchaser.
10(u)    --    Receivables Purchase Agreement dated as of December 18, 1996 among FTL Receivables Company, as Seller, Union Underwear
               Company, Inc., as initial Servicer, Barton Capital
               Corporation, as Purchaser, and Societe Generale, as Agent.
21       --    Subsidiaries of the Company.
23       --    Consent of Ernst & Young LLP.
27       --    Financial Data Schedule.

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