Form 10-Q
period 1997-03-31
FRUIT OF THE LOOM INC /DE/
filed 1997-05-12
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------
                         Commission File Number 1-8941

                            FRUIT OF THE LOOM, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                36-3361804
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

Common shares outstanding at April 30, 1997: 69,538,531 shares of Class A Common Stock, $.01 par value, and 6,690,976 shares of Class B Common Stock, $.01 par value.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                       PAGE NO.
          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet;
                          March  31, 1997 (Unaudited) and
                          December 31, 1996                                              2

                    Condensed Consolidated Statement of Earnings
                          (Unaudited); Three Months Ended
                          March 31, 1997 and 1996                                        3

                    Condensed Consolidated Statement of Cash Flows
                          (Unaudited); Three Months Ended
                          March 31, 1997 and 1996                                        4

                    Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                                         5

          Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                            12


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                                     18

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands of dollars)

                                                                               MARCH 31,               DECEMBER 31,
                                                                                 1997                      1996
                                                                              ----------               ----------
 ASSETS                                                                           (UNAUDITED)
 ------
 Current Assets
       Cash and cash equivalents (including restricted cash)   . .            $   18,400               $   18,700
       Notes and accounts receivable (less allowance for possible
             losses of $17,200 and $20,600, respectively)  . . . .               179,900                  167,300
       Inventories
             Finished goods  . . . . . . . . . . . . . . . . . . .               451,400                  396,800
             Work in process . . . . . . . . . . . . . . . . . . .               215,300                  176,700
             Materials and supplies  . . . . . . . . . . . . . . .                52,600                   44,500
                                                                              ----------               ----------
             Total inventories                                                   719,300                  618,000
       Other.  . . . . . . . . . . . . . . . . . . . . . . . . . .                40,200                   38,100
                                                                              ----------               ----------
                         Total current assets  . . . . . . . . . .               957,800                  842,100
                                                                              ----------               ----------

 Property, Plant and Equipment . . . . . . . . . . . . . . . . . .             1,550,000                1,541,000
       Less accumulated depreciation . . . . . . . . . . . . . . .               665,600                  641,100
                                                                              ----------               ----------
                         Net property, plant and equipment . . . .               884,400                  899,900
                                                                              ----------               ----------
 Other Assets
       Goodwill (less accumulated amortization of
             $291,200 and $284,500, respectively)  . . . . . . . .               737,600                  744,300
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                67,300                   60,700
                                                                              ----------               ----------
                          Total other assets . . . . . . . . . . .               804,900                  805,000
                                                                              ----------               ----------
                                                                              $2,647,100               $2,547,000
                                                                              ==========               ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities
       Current maturities of  long-term debt . . . . . . . . . . .            $   18,400               $   18,200
       Trade accounts payable  . . . . . . . . . . . . . . . . . .                81,400                  111,900
       Other accounts payable and accrued expenses . . . . . . . .               185,900                  196,600
                                                                              ----------               ----------
                          Total current liabilities  . . . . . . .               285,700                  326,700
                                                                              ----------               ----------
 Noncurrent Liabilities
       Long-term debt  . . . . . . . . . . . . . . . . . . . . . .             1,024,600                  867,400
       Deferred income taxes . . . . . . . . . . . . . . . . . . .                18,400                   16,900
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . .               266,000                  271,200
                                                                              ----------               ----------
                          Total noncurrent liabilities . . . . . .             1,309,000                1,155,500
                                                                              ----------               ----------
 Common Stockholders' Equity . . . . . . . . . . . . . . . . . . .             1,052,400                1,064,800
                                                                              ----------               ----------
                                                                              $2,647,100               $2,547,000
                                                                              ==========               ==========

                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     (In thousands, except per share data)



                                                           THREE  MONTHS  ENDED
                                                                MARCH 31,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
 Net sales . . . . . . . . . . . . . . . . . .            $501,000       $506,200
 Cost of sales . . . . . . . . . . . . . . . .             360,400        369,200
                                                          --------       --------

      Gross earnings . . . . . . . . . . . . .             140,600        137,000

 Selling, general and
      administrative expenses  . . . . . . . .              83,700         80,300
 Goodwill amortization . . . . . . . . . . . .               6,700          6,700
                                                          --------       --------

      Operating earnings . . . . . . . . . . .              50,200         50,000

 Interest expense  . . . . . . . . . . . . . .             (18,900)       (27,200)
 Other expense - net . . . . . . . . . . . . .              (1,800)        (1,900)
                                                          --------       --------

      Earnings before income tax expense . . .              29,500         20,900

 Income tax expense  . . . . . . . . . . . . .               8,300          8,400
                                                          --------       --------

      Net earnings . . . . . . . . . . . . . .            $ 21,200       $ 12,500
                                                          ========       ========

 Earnings per common share . . . . . . . . . .            $    .28       $    .16
                                                          ========       ========

 Average common shares outstanding . . . . . .              76,400         76,000
                                                          ========       ========







                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In thousands of dollars)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------------
                                                                                  1997                  1996
                                                                                ---------            ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
        Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        $  21,200            $  12,500
        Adjustments to reconcile net earnings to net cash
               used for operating activities:
               Depreciation and amortization . . . . . . . . . . . . . .           37,600               36,200
               Deferred income tax expense . . . . . . . . . . . . . . .            1,400                6,300
               Increase in working capital . . . . . . . . . . . . . . .         (155,700)             (67,400)
               Other-net . . . . . . . . . . . . . . . . . . . . . . . .          (20,000)              (5,000)
                                                                                ---------            ---------
                    Net cash used for operating activities . . . . . . .         (115,500)             (17,400)
                                                                                ---------            ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures . . . . . . . . . . . . . . . . . . . . . .          (25,500)             (11,500)
        Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,100)               4,300
                                                                                ---------            ---------
                    Net cash used for investing activities . . . . . . .          (27,600)              (7,200)
                                                                                ---------            ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt . . . . . . . . . . . .             -                  63,000
        Proceeds under line-of-credit agreements . . . . . . . . . . . .          306,500               99,300
        Payments under line-of-credit agreements . . . . . . . . . . . .         (137,900)            (153,200)
        Principal payments on long-term debt and capital leases  . . . .           (3,000)              (5,900)
        Common stock issued  . . . . . . . . . . . . . . . . . . . . . .            7,200                  300
        Common stock repurchased . . . . . . . . . . . . . . . . . . . .          (30,000)                   -
                                                                                ---------            ---------
                    Net cash provided by financing activities  . . . . .          142,800                3,500
                                                                                ---------            ---------

 Net decrease in Cash and cash equivalents (including
        restricted cash) . . . . . . . . . . . . . . . . . . . . . . . .             (300)             (21,100)
 Cash and cash equivalents (including restricted cash)
        at beginning of period . . . . . . . . . . . . . . . . . . . . .           18,700               26,500
                                                                                ---------            ---------
 Cash and cash equivalents (including restricted cash)
        at end of period . . . . . . . . . . . . . . . . . . . . . . . .        $  18,400            $   5,400
                                                                                =========            =========




                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. No dividends were declared on the common stock of Fruit of the Loom, Inc. (the "Company") for the three month periods ended March 31, 1997 and 1996.

2. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at March 31, 1997 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $72,800,000. The Company has recorded receivables related to these environmental liabilities of approximately $23,900,000 which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 1997 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly owned subsidiary, Universal Manufacturing Corporation
     ("Universal") to MagneTek, Inc. ("MagneTek").   At  the time of the sale
     there was a suit pending against Universal and the Company's predecessor, Northwest Industries, Inc. ("Northwest"), by LMP Corporation ("LMP"). The suit (the "LMP Litigation") alleged that Universal and Northwest fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. Two additional plaintiffs, Stevens Luminoptics Partnership and Calmont
     Technologies, Inc., joined the litigation in 1986.   In December 1989 and
     January 1990, a jury returned certain verdicts against Universal and also returned verdicts in favor of Northwest and on certain

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

issues in favor of Universal.    A  judgment totaling $25,800,000, of which
$7,500,000 represented punitive damages, reflecting these verdicts was entered by the Alameda County, California Superior Court in January 1990 against Universal.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

Management believes, based on information currently available, that the ultimate resolution of the aforementioned matters will not have a material adverse effect on the financial condition or results of operations of the Company, but the ultimate resolution of certain of these matters, if unfavorable, could be material to the results of operations of a particular future reporting period.

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

The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At March 31, 1997, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $49,600,000 in the event that the Company

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

The Company has guaranteed, on an unsecured basis, the repayment of certain debt incurred or created by Acme Boot Company, Inc. ("Acme Boot"), formerly a wholly-owned subsidiary of the Company, under Acme Boot's bank credit facilities (the "Acme Boot Credit Facilities"). Acme Boot is a majority owned subsidiary of Farley Inc. ("FI"). Mr. Farley holds 100% of the common stock of FI. At March 31, 1997, the Acme Boot Credit Facilities provide for up to approximately $67,000,000 of loans and letters of credit. The Acme Boot Credit Facilities are secured by liens on substantially all of the assets of Acme Boot and its subsidiaries. At March 31, 1997, approximately $59,800,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facilities.

Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):


CONDENSED BALANCE SHEET

                                           MARCH  31,     DECEMBER 31,
                                              1997           1996
                                            --------       --------
             Current assets                 $ 25,400       $ 30,400
             Noncurrent assets-net             2,500          1,600
                                            --------       --------
                                            $ 27,900       $ 32,000
                                            ========       ========

             Current liabilities            $ 67,800       $ 11,400
             Noncurrent liabilities           10,600         68,400
             Preferred stock                   3,600          3,400
             Common stockholders' deficit    (54,100)       (51,200)
                                            --------       --------
                                            $ 27,900       $ 32,000
                                            ========       ========

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


CONDENSED STATEMENT OF OPERATIONS


                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                        1997         1996
                                       -------      -------
                 Net sales             $11,100      $22,700
                                       =======      =======

                 Gross earnings        $ 2,000      $ 7,400
                                       =======      =======

                 Operating loss       ($ 1,400)    ($ 1,100)
                                       =======      =======

                 Net loss             ($ 2,900)    ($ 1,100)
                                       =======      =======


     As a result of the Acme Boot operating performance and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company recorded a $35,000,000 charge in 1996 related to the Company's evaluation of its exposure under the Acme Boot guarantees.

     In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000 including approximately $14,200,000 of Pro
     Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation of varying amounts up to a maximum of $47,100,000 in 1999 and 2000 based in part on the attainment of certain levels of operating performance by the acquired entity.

3. The Company's effective income tax rate for the first quarter of 1997 differed from the Federal statutory rate of 35% primarily due to the impact of increased foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. In the first quarter of 1996, the Company's effective income tax rate differed from the Federal statutory rate primarily due to goodwill amortization, a provision for interest on prior years' taxes and state income taxes, partially offset by the impact of foreign earnings.

     The most significant difference in both years relates to the impact of undistributed earnings of the Company's foreign subsidiaries, which are estimated to reduce the effective income tax rate by 12.4% and 4.4% in 1997 and 1996, respectively.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4. In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service.

     During the first quarter of 1997, the Company finalized certain of the estimates recorded in connection with the above noted charges. As a result of finalizing these estimates, earnings before income tax expense in the first quarter of 1997 increased by $7,500,000.

5.   In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share as the dilutive effect of common stock equivalents is less than the 3% dilution materiality threshold for inclusion in primary earnings per share. The Company does expect to have to include a computation of diluted earnings per share in future periods for the effect of common stock equivalents which did not meet the 3% dilution materiality threshold in prior periods. The impact is expected to result in diluted earnings per share for the first quarter ended March 31, 1997 of $.01 per share less than reported earnings per share.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("Statement No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. Adoption of Statement No. 125 did not have a material impact on the condensed consolidated financial statements.

6. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Fruit of the Loom desires to provide stockholders and investors with more meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains forward looking information and describes the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore, the success of planned advertising, marketing and promotional campaigns, international activities and the outcome of legal proceedings. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended March 31, 1997 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                -------------------
                                                1997           1996
                                                ----           ----
                      Net sales                 $501.0        $506.2


                      Gross earnings            $140.6        $137.0

                      Gross margin                28.1%         27.1%

                      Operating earnings        $ 50.2        $ 50.0

                      Operating margin            10.0%          9.9%


                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NET SALES

Net sales decreased 1.0% in the first quarter of 1997 compared to 1996. The decrease in net sales related primarily to the sale of the Hosiery division in November 1996. In the first quarter of 1996, net sales of the Hosiery division were $15,500,000. Net sales were negatively affected by the discontinuation of GITANO(R) sportswear products, reduced shipments of domestic activewear T-shirts, price decreases on domestic activewear T-shirts and the impact of promotional programs as a result of the highly competitive retail environment. Net sales were positively affected by increased shipments of underwear, GITANO jeans and other GITANO products, WILSON(R)* branded products, PRO PLAYER(R) branded fleece and outerwear and activewear products in Europe.

GROSS EARNINGS

Gross earnings increased 2.6% in the first three months of 1997 compared to the same period of 1996. Gross margin was 28.1% in the first three months of 1997 compared to 27.1% in the same period of 1996. The increase in gross earnings and gross margin was primarily due to the continuing migration of production to the Company's offshore manufacturing operations which operate at lower costs than the Company's domestic facilities and to decreases in workers compensation costs as a result of improved safety and claims management in the domestic plants, the sum of which more than offset the impact of lower domestic activewear T-shirt selling prices, promotional programs and an unfavorable impact from sales of closeout merchandise.

OPERATING EARNINGS

Operating earnings increased .4% in the first three months of 1997 compared to the same period of 1996 while operating margin increased .1 percentage point to 10.0% of net sales. The improvement resulted from higher gross earnings offset partially by higher selling, general and administrative expenses. Higher selling general and administrative expenses included increases in management information systems expense to meet customer demand for more sophisticated distribution and inventory control. These increases were offset partially by the finalization of certain of the estimates recorded in connection with the special charges taken in the fourth quarter of 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997. Selling, general and administrative expense was 16.7% and 15.9% of net sales for the first quarter of 1997 and 1996, respectively.

*WILSON(R) is a registered trademark of Wilson Sporting Goods Company and is used by the Company under license for the sale of sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INTEREST EXPENSE

Interest expense for the first three months of 1997 decreased 30.5% from the same period of 1996. The decrease was principally attributable to the effect of
lower average debt  levels  in the  first quarter of  1997.   Lower debt
levels in the first quarter of 1997 were due to repayment of debt out of the Company's positive cash flow from operating activities (including the sale of accounts receivable) and proceeds from the sale of the Hosiery division in November 1996.

INCOME TAXES

The Company's effective income tax rate for the first quarter of 1997 differed from the Federal statutory rate of 35% primarily due to the impact of increased foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. In the first quarter of 1996, the Company's effective income tax rate differed from the Federal statutory rate primarily due to goodwill amortization, a provision for interest on prior years' taxes and state income taxes, partially offset by the impact of foreign earnings.

The most significant difference in both years relates to the impact of undistributed earnings of the Company's foreign subsidiaries, which are estimated to reduce the effective income tax rate by 12.4% and 4.4% in 1997 and 1996, respectively.

EARNINGS PER SHARE

Earnings per share were $.28 for the first quarter of 1997 compared to $.16 for the same prior year period, a 75% increase.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

EFFECTS OF INFLATION

Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $644,500,000 of revolving lines of credit. As of April 30, 1997, approximately $276,500,000 was available and unused under these facilities.

Net cash used for operating activities for the three months ended March 31, 1997 and 1996 was $115,500,000 and $17,400,000. The unfavorable year-to-year comparison largely resulted from a larger increase in working capital in the first three months of 1997 ($155,700,000 as compared with $67,400,000 in the 1996 period). Working capital was much higher at December 31, 1995 than at December 31, 1996, and therefore 1996 required a smaller seasonal increase than 1997. The working capital increases in 1997 and 1996 were primarily driven by higher inventories ($101,300,000 and $49,700,000, respectively) and higher accounts receivable ($12,600,000 and $38,300,000, respectively). The increases in 1997 and 1996 reflected the seasonality of the Company's business as it enters its peak selling season.

Net cash used for investing activities in the three months ended March 31, 1997 and 1996 was $27,600,000 and $7,200,000, respectively. Capital expenditures were $25,500,000 and $11,500,000 in the first three months of 1997 and 1996, respectively. Capital spending, primarily to enhance finished cloth manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $65,000,000 in 1997.

Net cash provided by financing activities in the first three months of 1997 and 1996 was $142,800,000 and $3,500,000, respectively. In 1997, cash provided by financing activities consisted principally of net borrowings under the Company's revolving lines of credit. In 1996, cash provided by financing activities consisted principally of net proceeds from the issuance of long-term debt, substantially offset by net payments under the Company's revolving lines of credit.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through March 31, 1997 were 1,197,500 shares at an aggregate cost of $46,700,000.

In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can sell up to a $200,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, $200,000,000 of trade accounts receivable had been sold at March 31, 1997 and December 31, 1996. The proceeds were used to reduce amounts outstanding under the Company's revolving lines of credit.

In September 1994, the Company entered into a five year operating lease agreement, with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At March 31, 1997, approximately $30,400,000 was available
and unused under  this facility.   The lease  provides for a substantial
residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share as the dilutive effect of common stock equivalents is less than the 3% dilution materiality threshold for inclusion in primary earnings per
share.   The Company  does  expect to  have  to  include a computation  of diluted earnings per share in future periods for the effect of common stock

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                  PART I.  FINANCIAL INFORMATION - (CONCLUDED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

equivalents which did not meet the 3% dilution materiality threshold in prior periods. The impact is expected to result in diluted earnings per share for the first quarter ended March 31, 1997 of $.01 per share less than reported earnings per share.

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("Statement No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. Adoption of Statement No. 125 did not have a material impact on the condensed consolidated financial statements.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS

4(a)* $600,000,000 Credit Agreement dated as of August 16, 1993, among the several banks and other financial institutions from time to time parties thereto (the "Lenders"), Bankers Trust Company, a New York banking corporation, as administrative agent for the Lenders thereunder, Chase Manhattan Bank, NationsBank, N.A., The Bank of New York and the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, Reg. No. 33-50567 (the "1993 S-3")).

4(b)* Subsidiary Guarantee Agreement dated as of August 16, 1993 by each of the guarantors signatory thereto in favor of the beneficiaries referred to therein (incorporated herein by reference to Exhibit 4.4 to the 1993 S-3).

4(c)* Rights Agreement, dated as of March 8, 1996 between Fruit of the Loom, Inc. and Chase Mellon Shareholder Services, L.L.C., Rights Agent (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995).

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

b.  REPORTS ON FORM 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1997.

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

                                           FRUIT OF THE LOOM, INC.
                                           -----------------------
                                                 (Registrant)




Date:  May 12, 1997                              LARRY K. SWITZER
                                           -------------------------------
                                                 Larry K. Switzer
                                           Senior Executive Vice President
                                             and Chief Financial Officer
                                            (Principal Financial Officer
                                             and duly authorized to sign
                                               on behalf of Registrant)