Form 10-Q
period 1997-06-30
FRUIT OF THE LOOM INC /DE/
filed 1997-08-08
CIK 771298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

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

                                 Yes  X  No __

Common shares outstanding at July 25, 1997: 67,490,795 shares of Class A Common Stock, $.01 par value, and 5,790,576 shares of Class B Common Stock, $.01 par value.

                   FRUIT OF THE LOOM,INC. AND SUBSIDIARIES

                                    INDEX
                                    -----


PART I.  FINANCIAL INFORMATION                                          PAGE NO.


         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheet;
                        June 30, 1997 (Unaudited) and
                        December 31, 1996                                   2


                   Condensed Consolidated Statement of
                        Earnings (Unaudited); Three and Six
                        Months Ended
                        June 30, 1997 and 1996                              3

                   Condensed Consolidated Statement of Cash Flows
                        (Unaudited); Six Months Ended
                        June 30, 1997 and 1996                              4

                   Notes to Condensed Consolidated Financial Statements
                        (Unaudited)                                         5


         Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 11



PART II. OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders      18

         Item 6.   Exhibits and Reports on Form 8-K                         19

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                          (In thousands of dollars)


                                                                           JUNE 30,     DECEMBER 31,
                                                                            1997           1996
                                                                         -----------   -------------
ASSETS                                                                   (UNAUDITED)
------
Current Assets
   Cash and cash equivalents (including restricted cash)...........      $   21,800    $   18,700
   Notes and accounts receivable (less allowance for possible
       losses of $26,200 and $20,600, respectively)................         312,600       167,300
   Inventories
       Finished goods..............................................         468,800       396,800
       Work in process.............................................         195,700       176,700
       Materials and supplies......................................          58,600        44,500
                                                                         -----------   -------------
           Total inventories.......................................         723,100       618,000
   Other...........................................................          39,700        38,100
                                                                         -----------   -------------
               Total current assets................................       1,097,200       842,100
                                                                         -----------   -------------

Property, Plant and Equipment......................................       1,552,900     1,541,000
   Less accumulated depreciation...................................         692,400       641,100
                                                                         -----------   -------------
               Net property, plant and equipment...................         860,500       899,900
Other Assets                                                             -----------   -------------
   Goodwill (less accumulated amortization of
       $297,900 and $284,500, respectively)........................         730,900       744,300
   Other...........................................................          78,400        60,700
                                                                         -----------   -------------
               Total other assets..................................         809,300       805,000
                                                                         -----------   -------------
                                                                         $2,767,000    $2,547,000
                                                                         ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Current maturities of  long-term debt...........................      $   18,000    $   18,200
   Trade accounts payable..........................................         149,300       111,900
   Other accounts payable and accrued expenses.....................         192,100       196,600
                                                                         -----------   -------------
               Total current liabilities...........................         359,400       326,700
Noncurrent Liabilities                                                   -----------   -------------

   Long-term debt..................................................       1,155,400       867,400
   Deferred income taxes...........................................          20,900        16,900
   Other...........................................................         259,100       271,200
                                                                         -----------   -------------
               Total noncurrent liabilities........................       1,435,400     1,155,500
                                                                         -----------   -------------
Common Stockholders' Equity........................................         972,200     1,064,800
                                                                         -----------   -------------
                                                                         $2,767,000    $2,547,000
                                                                         ===========   =============

                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                    (In thousands, except per share data)




                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                   ----------------------       --------------------------
                                                     1997          1996            1997            1996
                                                   --------      --------       ----------      ----------
Net sales................................          $640,700      $732,200       $1,141,700      $1,238,400

Cost of sales............................           469,500       523,400          829,900         892,600
                                                   --------      --------       ----------      ----------
  Gross earnings.........................           171,200       208,800          311,800         345,800

Selling, general and
  administrative expenses................           107,200       100,400          190,900         180,700
Goodwill amortization....................             6,700         6,700           13,400          13,400
                                                   --------      --------       ----------      ----------
  Operating earnings.....................            57,300       101,700          107,500         151,700

Interest expense.........................           (21,100)      (27,200)         (40,000)        (54,400)
Other expense - net......................            (4,200)       (1,000)          (6,000)         (2,900)
                                                   --------      --------       ----------      ----------
  Earnings before income tax expense.....            32,000        73,500           61,500          94,400

Income tax expense.......................             8,800        25,700           17,100          34,100
                                                   --------      --------       ----------      ----------
  Net earnings...........................          $ 23,200      $ 47,800       $   44,400      $   60,300
                                                   ========      ========       ==========      ==========
Earnings per common share................          $    .31      $    .63       $      .59      $      .79
                                                   ========      ========       ==========      ==========
Average common shares outstanding........            75,200        76,100           75,800          76,100
                                                   ========      ========       ==========      ==========







                           See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                          (In thousands of dollars)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                          1997         1996
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...................................................     $  44,400     $  60,300
   Adjustments to reconcile net earnings to net cash
      used for operating activities:
      Depreciation and amortization...............................        76,700        74,300
      Deferred income tax expense.................................         4,000        15,000
      Increase in working capital.................................      (227,200)     (152,200)
      Other-net...................................................       (28,100)       (8,900)
                                                                       ---------     ---------
         Net cash used for operating activities...................      (130,200)      (11,500)
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...........................................       (34,500)      (18,500)
   Other-net......................................................        (2,500)      (11,300)
                                                                       ---------     ---------
         Net cash used for investing activities...................       (37,000)      (29,800)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt.......................             -        63,000
   Proceeds under line-of-credit agreements.......................       525,100       232,800
   Payments under line-of-credit agreements.......................      (223,600)     (274,100)
   Principal payments on long-term debt and capital leases........        (4,100)       (8,900)
   Common stock issued............................................        10,900         3,300
   Common stock repurchased.......................................      (138,000)            -
                                                                       ---------     ---------
         Net cash provided by financing activities................       170,300        16,100
                                                                       ---------     ---------
Net increase (decrease) in Cash and cash equivalents (including
   restricted cash)...............................................         3,100       (25,200)
Cash and cash equivalents (including restricted cash)
   at beginning of period.........................................        18,700        26,500
Cash and cash equivalents (including restricted cash)                  ---------     ---------
   at end of period...............................................     $  21,800     $   1,300
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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (UNAUDITED)
                                 -----------

1. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Fruit of the Loom, Inc. (the "Company") for the year ended December 31, 1996. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997.

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

2. No dividends were declared on the Company's common stock for the six-month periods ended June 30, 1997 and 1996.

3. The Company's effective income tax rate for the first six months of 1997 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. In the first six months of 1996, the Company's effective income tax rate differed from the Federal statutory rate primarily due to goodwill amortization and state income taxes, partially offset by the impact of foreign earnings.

     The most significant difference in both years relates to the impact of undistributed earnings of the Company's foreign subsidiaries, which is estimated to reduce the effective income tax rate by 12.8% and 5.0% in 1997 and 1996, respectively.

4. In 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and improve operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

      ------------------------------------------------------------------
                                 (UNAUDITED)
                                 -----------

     During the first quarter of 1997, the Company finalized certain of the estimates recorded in connection with the above noted charges. As a result of finalizing these estimates, earnings before income tax expense for the first quarter of 1997 increased by $7,500,000. These amounts were substantially offset by additional expenses recorded related to a performance share compensation plan for certain executive officers earned in the first quarter of 1997.

5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at June 30, 1997 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $70,600,000. The Company has recorded receivables related to these environmental liabilities of approximately $23,600,000 which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       ------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

      ------------------------------------------------------------------
                                 (UNAUDITED)
                                 -----------

     Motions to dismiss the complaint were filed by all defendants. In December 1990, a magistrate judge recommended that the District Court dismiss all of the plaintiffs' claims with prejudice. In January 1993, the District Court adopted in part and rejected in part the magistrate judge's recommendation for dismissal of the complaint. As a result, the litigation is continuing as to various remaining counts of the complaint. Both the defendants and the plaintiffs filed motions for summary judgment which were denied in all material respects. Management and the Board of Directors believe that this suit is without merit and intend to continue to vigorously defend against this litigation.

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

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. William Farley, the Company's Chairman and Chief Executive Officer. In exchange for the guarantee the Company receives an annual fee from Mr. Farley equal to 1% of the value of the loan covered by the guarantee. The guarantee is secured by a second lien on certain shares of the Company held by the bank for other loans made to Mr. Farley.

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At June 30, 1997, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $49,800,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

      ------------------------------------------------------------------
                                 (UNAUDITED)
                                 -----------

     The Company has guaranteed, on an unsecured basis, the repayment of certain debt incurred or created by Acme Boot Company, Inc. ("Acme Boot"), formerly a wholly-owned subsidiary of the Company, under Acme Boot's bank credit facilities (the "Acme Boot Credit Facilities"). Acme Boot is a majority owned subsidiary of Farley Inc. ("FI"). Mr. Farley holds 100% of the common stock of FI. At June 30, 1997, the Acme Boot Credit Facilities provide for up to approximately $67,000,000 of loans and letters of credit. The Acme Boot Credit Facilities are secured by liens on substantially all of the assets of Acme Boot and its subsidiaries. At June 30, 1997, approximately $63,800,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facilities.

     Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):


     CONDENSED BALANCE SHEET


                                                 JUNE 30,        DECEMBER 31,
                                                   1997             1996
                                               -----------       -----------
           Current assets                      $    29,100       $    30,400
           Noncurrent assets                         3,200             1,600
                                               -----------       -----------
                                               $    32,300       $    32,000
                                               ===========       ===========

           Current liabilities                 $    75,400       $    11,400
           Noncurrent liabilities                   10,500            68,400
           Preferred stock                           3,800             3,400
           Common stockholders' deficit            (57,400)          (51,200)
                                               -----------       -----------
                                               $    32,300       $    32,000
                                               ===========       ===========



     CONDENSED STATEMENT OF OPERATIONS


                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
                               ---------------------      ---------------------
                                 1997        1996           1997         1996
                               ---------    --------      --------    ---------
           Net sales            $12,300      $19,200       $23,400     $41,900
                               =========    ========      ========    =========
           Gross earnings       $ 2,000      $ 5,300       $ 4,100     $11,700
                               =========    ========      ========    =========
           Operating loss      ($ 1,800)    ($ 2,900)     ($ 3,200)   ($ 5,100)
                               =========    ========      ========    =========
           Net loss            ($ 3,000)    ($ 4,300)     ($ 5,800)   ($ 5,400)
                               =========    ========      ========    =========

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

     In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000 including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation of varying amounts in 1999 and 2000 up to a maximum of $47,100,000 combined, based in part on the attainment of certain levels of operating performance by the acquired entity.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share as the dilutive effect of common stock equivalents is less than the 3% dilution materiality threshold for inclusion in primary earnings per share. The Company does expect to have to include a computation of diluted earnings per share in future periods for the effect of common stock equivalents which did not meet the 3% dilution materiality threshold in prior periods. The impact is expected to result in diluted earnings per common share for the second quarter and six months ended June 30, 1997 of $.01 and $.02 less than reported earnings per common share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("Statement No. 131"), Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted for years beginning after December 15, 1997. Statement No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company is currently evaluating the requirements of Statement No. 131.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("Statement No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in Statement No. 125. Adoption of Statement No. 125 did not have a material impact on the condensed consolidated financial statements.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

FORWARD LOOKING INFORMATION

The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include but are not limited to the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's effective income tax rate, the Company's ability to successfully move labor-intensive segments of the manufacturing process offshore, the success of planned advertising, marketing and promotional campaigns, international activities and the outcome of legal proceedings and other contingent liabilities. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESTRUCTURING AND SPECIAL CHARGES

In 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and improve operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write-downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write-downs and valuations, foreign operations and other corporate issues. These charges were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service.

In the second half of 1997, the Company anticipates a further migration of sewing operations to lower cost, offshore locations along with the realignment of certain domestic manufacturing operations. On August 7, 1997, the Company announced plans to close one domestic plant and relocate sewing operations from five additional domestic facilities, with the termination of approximately 4,800 production and administrative personnel at these facilities. In conjunction with the 1997 actions, the Company expects to incur costs ranging from approximately $10,000,000 to $15,000,000 for production inefficiencies, severance, fringe benefits (principally health insurance representing the net cost of COBRA), lease termination and other costs. The majority of the costs incurred are expected to result in cash payments.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -------------------------------------------------

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended June 30, 1997 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                     -------------------  --------------------
                                      1997       1996       1997       1996
                                     --------   --------  ---------  ---------
     Net sales                       $ 640.7    $ 732.2   $1,141.7   $1,238.4

     Gross earnings                  $ 171.2    $ 208.8   $  311.8   $  345.8
     Gross margin                       26.7%      28.5%      27.3%      27.9%

     Operating earnings              $  57.3    $ 101.7   $  107.5   $  151.7
     Operating margin                    8.9%      13.9%       9.4%      12.2%



NET SALES

Net sales decreased $91,500,000 or 12.5% in the second quarter and $96,700,000 or 7.8% in the first six months of 1997 compared with the same periods of 1996, due mainly to significantly lower activewear sales in 1997 and the inclusion of hosiery sales in 1996. The Company sold its hosiery division in November 1996. Excessive inventories at wholesale activewear accounts combined with widespread promotional activity in the highly competitive wholesale activewear market were the principal negative factors. Licensed sportswear and European sales in the second quarter of 1997 were also less than sales for the same period in 1996. Retail product sales, before considering 1996 hosiery sales ($34,300,000 second quarter, $49,800,000 first six months), improved modestly for the second quarter and first six months of 1997 with sharply higher second quarter sales of Gitano(R) jeans following significantly favorable first quarter sales of men's and boys' underwear. In addition, sales of Wilson(R)* branded products increased in the second quarter and first six months of 1997 compared to the comparable periods of 1996.


*WILSON(R) is a registered trademark of Wilson Sporting Goods Company and is used by the Company under license for the sale of sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -------------------------------------------------

OPERATING EARNINGS - (CONCLUDED)

GROSS EARNINGS

Gross earnings decreased $37,600,000 or 18.0% in the second quarter and $34,000,000 or 9.8% in the first six months of 1997 compared with the same periods of 1996. Gross margin declined 1.8 percentage points to 26.7% in the second quarter of 1997 and .6 percentage points to 27.3% for the first six months of 1997 as compared to the same periods of 1996. The principal factors in both 1997 periods were unfavorable activewear volume, pricing and other related promotional activities. Unfavorable retail earnings and margin comparisons reflected promotional pricing in both 1997 periods, and 1996 included earnings from hosiery operations. Sales of closeout and irregular merchandise also had a negative effect, principally in casualwear. Gross earnings and margin benefited significantly, however, from incremental offshore production as offshore costs are lower than costs in the Company's domestic facilities.

OPERATING EARNINGS

Operating earnings declined $44,400,000 or 43.7% in the second quarter and $44,200,000 or 29.1% in the first six months of 1997 compared with the same periods of 1996. Operating margin dropped 5.0 percentage points to 8.9% in the second quarter and 2.8 percentage points to 9.4% for the first six months of 1997 compared with 1996. Gross earnings and margin were lower as noted above, and the Company has continued to maintain increased advertising and promotion expenditures and to implement management information systems to meet customer demand for more sophisticated distribution and inventory control. Consequently, selling, general and administrative expense increased $6,800,000 or 6.8% in the second quarter and $10,200,000 or 5.6% in the first six months of 1997 over the respective 1996 periods. The six-month period ended June 30, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997. Additional expenses of a substantially similar amount, however, were also recorded in the first quarter of 1997 related to a performance share compensation plan for certain executive officers. Selling, general and administrative expense was 16.7% of sales in the second quarter and first six months of 1997 compared with 13.7% and 14.6% in the same periods of 1996, respectively.

INTEREST EXPENSE

Interest expense decreased $6,100,000 or 22.4% and $14,400,000 or 26.5% for the second quarter and first six months of 1997 compared with the same periods of 1996. The decrease was principally attributable to the effect of lower average
debt levels in 1997.   The lower debt levels were due to repayment of debt out
of the Company's positive cash flow from operating activities in the second half of 1996 (including the sale of accounts receivable) and proceeds from the sale of the Company's Hosiery division in November 1996.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -------------------------------------------------

OTHER EXPENSE - NET

Other expense for the second quarter and first six months of 1997 included losses totalling $2,900,000 and $5,500,000 from sales of accounts receivable. Accounts receivable were not sold during second quarter and first six months of 1996.

INCOME TAXES

The Company's effective income tax rate for the first six months of 1997 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. In the first six months of 1996, the Company's effective income tax rate differed from the Federal statutory rate primarily due to goodwill amortization and state income taxes, partially offset by the impact of foreign earnings.

The most significant difference in both years relates to the impact of undistributed earnings of the Company's foreign subsidiaries, which is estimated to reduce the effective income tax rate by 12.8% and 5.0% in 1997 and 1996, respectively.

EARNINGS PER COMMON SHARE

In 1997, earnings per common share were $.31 and $.59 for the second quarter and first six months compared to $.63 and $.79 for the respective 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $643,100,000 from revolving lines of credit. As of July 25, 1997, approximately $172,800,000 was available and unused under these facilities.

Net cash used for operating activities for the six months ended June 30, 1997 and 1996 was $130,200,000 and $11,500,000. The unfavorable year-to-year comparison largely resulted from a greater increase in working capital in 1997 ($227,200,000 as compared with $152,200,000 in the 1996 period). Working capital was much higher at December 31, 1995 than at December 31, 1996, and therefore 1996 required a smaller seasonal increase than 1997. The working capital increase in 1997 was primarily driven by higher accounts receivable ($145,300,000) and inventories ($105,100,000) partially offset by higher trade payables ($37,400,000). In 1996, an increase in receivables ($234,100,000) was partially offset by lower inventories ($24,200,000) and higher trade payables ($17,900,000). These increases in 1997 and 1996 reflected the seasonality of the Company's business as it enters its peak selling season.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - (CONCLUDED)

Net cash used for investing activities in the six months ended June 30, 1997 and 1996 was $37,000,000 and $29,800,000, respectively. Capital expenditures were $34,500,000 and $18,500,000 in the first six months of 1997 and 1996, respectively. Capital spending, primarily to enhance finished cloth manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $75,000,000 in 1997.

Net cash provided by financing activities in the six months ended June 30, 1997 and 1996 was $170,300,000 and $16,100,000, respectively. In 1997, cash provided by financing activities consisted principally of net borrowings under the Company's revolving lines of credit partially offset by stock repurchased. Total long-term debt was $1,173,400,000 at June 30, 1997, down $278,200,000 from June 30, 1996. In 1996, cash provided by financing activities consisted principally of net proceeds from the issuance of long-term debt, substantially offset by net payments under the Company's revolving lines of credit.

In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through June 30, 1997 were 4,333,800 shares at an aggregate cost of $154,600,000.

In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can sell up to a $200,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $200,000,000 of trade accounts receivable had been sold at June 30, 1997 and December 31, 1996. The proceeds were used to reduce amounts outstanding under the Company's revolving lines of credit.

In September 1994, the Company entered into a five year operating lease agreement, with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At June 30, 1997, approximately $30,400,000 was available and unused under this facility. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                 PART I.  FINANCIAL INFORMATION - (CONCLUDED)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)
           -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - (CONCLUDED)

On July 11, 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 (the "Registration Statement") to register under the Securities Act of 1933, as amended, the sale of up to $850,000,000 of its debt securities, preferred stock and Class A Common Stock (collectively, the "Securities"). The Registration Statement does not relate to any particular offering of Securities; rather, the Registration Statement was filed to provide the Company with the flexibility to engage in future offerings without the delay which could result from the filing of new registration statements at that time. The types of Securities offered, and their terms, will be determined prior to any particular offering. The Company does not currently have specific plans for the use of the net proceeds from the future sale of the Securities but anticipates that any such net proceeds would be used for general corporate purposes, including, but not limited to, working capital, capital expenditures, expansion of existing properties, development of new projects, prepayment of outstanding indebtedness, investments and acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share as the dilutive effect of common stock equivalents is less than the 3% dilution materiality threshold for inclusion in primary earnings per share. The Company does expect to have to include a computation of diluted earnings per share in future periods for the effect of common stock equivalents which did not meet the 3% dilution materiality threshold in prior periods. The impact is expected to result in diluted earnings per common share for the second quarter and first six months of 1997 of $.01 and $.02 less than reported earnings per common share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("Statement No. 131"), Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted for years beginning after December 15, 1997. Statement No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company is currently evaluating the requirements of Statement No. 131.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                 PART I.  FINANCIAL INFORMATION - (CONCLUDED)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)
           -------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS - (CONCLUDED)

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("Statement No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in Statement No. 125. Adoption of Statement No. 125 did not have a material impact on the condensed consolidated financial statements.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 13, 1997. Three proposals were submitted to stockholders as described in the Company's Proxy Statement dated April 7, 1997 and were voted upon and approved by the stockholders at the meeting. The table below briefly describes the proposals and results of the stockholder votes. A total of 93,360,023 votes, or 90.7% of the possible votes based on common shares outstanding at the record date, were represented at the meeting.


                                   VOTES         VOTES                      AUTHORITY      BROKER
                                 IN FAVOR       OPPOSED       ABSTAIN       WITHHELD      NONVOTES
                                 --------       -------       -------       --------      --------
Proposal to elect the following
nine directors:

Elected by holders of Class A
Common Stock:
       Omar Z. Al Askari         59,586,067        -             -           319,076          -
       Dennis S. Bookshester     59,585,406        -             -           319,737          -
       Lee W. Jennings           59,586,012        -             -           319,131          -

Elected by holders of Class A
and Class B Common Stock:
       William Farley            93,030,618        -             -           329,405          -
       Henry A. Johnson          93,038,388        -             -           321,635          -
       Richard C. Lappin         93,031,544        -             -           328,479          -
       Larry K. Switzer          93,043,854        -             -           316,169          -
       A. Lorne Weil             93,041,882        -             -           318,141          -
       Sir Brian Wolfson         93,043,019        -             -           317,004          -

Proposal to approve the
Company's 1995 Executive
Incentive Compensation
Plan, as Amended
and Restated                     65,660,543    27,574,037     125,443           -             -

Stockholder proposal
to redeem stockholder
rights previously issued
by the Company                   40,674,044    47,513,660     299,960           -         4,872,359

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



_______________________________

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

b.  REPORTS ON FORM 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRUIT OF THE LOOM, INC.
                                        -----------------------
                                             (Registrant)




Date: August  8, 1997                       LARRY K. SWITZER
                                        -----------------------
                                            Larry K. Switzer
                                    Senior Executive Vice President
                                       and Chief Financial Officer
                                      (Principal Financial Officer
                                       and duly authorized to sign
                                        on behalf of Registrant)