Form 10-Q
period 1997-09-30
FRUIT OF THE LOOM INC /DE/
filed 1997-11-05
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------   ------------

                         Commission File Number 1-8941

                            FRUIT OF THE LOOM, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                      36-3361804
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

                                 Yes   X    No
                                    -------   --------

Common shares outstanding at October 31, 1997: 67,526,520 shares of Class A Common Stock, $.01 par value, and 5,684,276 shares of Class B Common Stock, $.01 par value.

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                    INDEX



    PART I.  FINANCIAL INFORMATION                                    PAGE NO.


             Item 1.   Financial Statements

                       Condensed Consolidated Balance Sheet;
                            September 30, 1997 (Unaudited) and
                            December 31, 1996                                 2


                       Condensed Consolidated Statement of Operations
                            (Unaudited); Three and Nine Months Ended
                            September 30, 1997 and 1996                       3

                       Condensed Consolidated Statement of Cash
                            Flows (Unaudited); Nine Months Ended
                            September 30, 1997 and 1996                       4

                       Notes to Condensed Consolidated Financial Statements
                            (Unaudited)                                       5


             Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations               11



    PART II. OTHER INFORMATION

             Item 1.   Legal Proceedings                                      18

             Item 6.   Exhibits and Reports on Form 8-K                       18

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands of dollars)


                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       1997           1996
                                                                  -------------   ------------
ASSETS                                                             (UNAUDITED)
------
Current Assets
   Cash and cash equivalents (including restricted cash)........      $   18,200    $   18,700
   Notes and accounts receivable (less allowance for possible
      losses of $19,500 and $20,600, respectively)..............         262,600       167,300
   Inventories
      Finished goods............................................         492,800       396,800
      Work in process...........................................         197,300       176,700
      Materials and supplies....................................          60,900        44,500
                                                                   -------------  ------------
         Total inventories......................................         751,000       618,000
   Other........................................................          43,900        38,100
                                                                   -------------  ------------
         Total current assets...................................       1,075,700       842,100
                                                                   -------------  ------------

Property, Plant and Equipment...................................       1,546,200     1,541,000
    Less accumulated depreciation...............................         719,000       641,100
                                                                   -------------  ------------
         Net property, plant and equipment......................         827,200       899,900
                                                                   -------------  ------------
Other Assets
   Goodwill (less accumulated amortization of
      $304,600 and $284,500, respectively)......................         724,200       744,300
   Other........................................................          83,700        60,700
                                                                   -------------  ------------
         Total other assets.....................................         807,900       805,000
                                                                   -------------  ------------
                                                                      $2,710,800    $2,547,000
                                                                   =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Current maturities of  long-term debt........................      $   33,200    $   18,200
   Trade accounts payable.......................................         135,400       111,900
   Other accounts payable and accrued expenses..................         294,500       196,600
                                                                   -------------  ------------
         Total current liabilities..............................         463,100       326,700
                                                                   -------------  ------------
Noncurrent Liabilities
   Long-term debt...............................................       1,118,400       867,400
   Deferred income taxes........................................          18,900        16,900
   Other........................................................         285,800       271,200
                                                                   -------------  ------------
         Total noncurrent liabilities...........................       1,423,100     1,155,500
                                                                   -------------  ------------
Common Stockholders' Equity.....................................         824,600     1,064,800
                                                                   -------------  ------------
                                                                      $2,710,800    $2,547,000
                                                                   =============  ============

                           See accompanying notes.

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share data)



                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------         ----------------------------
                                                      1997         1996                   1997             1996
                                                    -----------   ------------         -----------      ------------
Net sales................................           $  569,700    $  628,000           $1,711,400        $1,866,400
Cost of sales............................              427,600       427,400            1,257,500         1,320,000
                                                    -----------   ------------         -----------      ------------
  Gross earnings.........................              142,100       200,600              453,900           546,400
Selling, general and
  administrative expenses................              116,800        99,700              307,700           280,400
Goodwill amortization....................                6,700         6,700               20,100            20,100
                                                    -----------   ------------         -----------      ------------
  Operating earnings.....................               18,600        94,200              126,100           245,900
Interest expense.........................              (22,500)      (25,400)             (62,500)          (79,800)
Other expense - net......................              (36,400)         (400)             (42,400)           (3,300)
                                                    -----------   ------------         -----------      ------------
   Earnings (loss) before income tax
     expense (benefit)...................              (40,300)       68,400               21,200           162,800
Income tax expense (benefit).............               (2,200)       20,600               14,900            54,700
                                                    -----------   ------------         -----------      ------------
   Earnings (loss) from continuing
      operations.........................              (38,100)       47,800                6,300           108,100
   Discontinued operations:
      Loss on LMP litigation.............             (101,200)            -             (101,200)                -
                                                    -----------   ------------         -----------      ------------
   Net earnings (loss)...................           $ (139,300)   $   47,800           $  (94,900)       $  108,100
                                                    ===========   ============         ===========      ============
Earnings (loss) per common share:
   Continuing operations.................           $    (0.52)   $     0.63           $     0.08        $     1.42
   Discontinued operations...............                (1.38)            -                (1.35)             -
                                                    -----------   ------------         -----------      ------------
   Net earnings (loss) per common share..           $    (1.90)   $     0.63           $    (1.27)       $     1.42
                                                    ===========   ============         ===========      ============
Average common shares outstanding........               73,200        76,400               74,900            76,200
                                                    ===========   ============         ===========      ============


                           See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (In thousands of dollars)



                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ----------------------------
                                                                               1997           1996
                                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss).................................................     $    (94,900) $  108,100
   Adjustments to reconcile net earnings (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization....................................          116,500     113,900
      Deferred income tax expense......................................            1,900      27,000
      Increase in working capital......................................         (193,400)   (121,400)
      Loss on LMP litigation - net of $28,600 paid.....................           72,600           -
      Other-net........................................................           (6,200)     (3,500)
                                                                           -------------  -------------
         Net cash provided by (used for) operating activities..........         (103,500)    124,100
                                                                           -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures................................................          (41,800)    (27,100)
   Other-net...........................................................             (800)     (2,200)
                                                                           -------------  -------------
         Net cash used for investing activities........................          (42,600)    (29,300)
                                                                           -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt............................           98,300      63,000
   Proceeds under line-of-credit agreements............................          975,000     308,500
   Payments under line-of-credit agreements............................         (785,800)   (483,100)
   Principal payments on long-term debt and capital leases.............          (11,800)    (19,000)
   Common stock issued.................................................           11,100      11,300
   Common stock repurchased............................................         (141,200)          -
                                                                           -------------  -------------
         Net cash provided by (used for) financing activities..........          145,600    (119,300)
                                                                           -------------  -------------

Net decrease in Cash and cash equivalents (including
    restricted cash)...................................................             (500)    (24,500)
Cash and cash equivalents (including restricted cash)
    at beginning of period.............................................           18,700      26,500
                                                                           -------------  -------------
Cash and cash equivalents (including restricted cash)
    at end of period...................................................     $     18,200  $    2,000
                                                                           =============  =============



                            See accompanying notes.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Fruit of the Loom, Inc. (the "Company") for the year ended December 31, 1996. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997.

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

2. No dividends were declared on the Company's common stock for the nine-month periods ended September 30, 1997 and 1996.

3. The Company's effective income tax rate for the first nine months of 1997 was significantly impacted by the $32,000,000 charge related to the Acme Boot Company guarantee for which no tax benefit was recorded (see Note 5). Excluding this charge, the Company's effective income tax rate of 28% for the nine-month period differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. For the first nine months of 1996, the Company's effective income tax rate differed from the Federal statutory rate primarily due to foreign earnings, substantially offset by goodwill amortization, state income taxes and interest on prior years' income taxes.

     The most significant difference in both years (excluding the $32,000,000 charge) relates to the impact of undistributed earnings of the foreign subsidiaries, which is estimated to reduce the effective income tax rate by 21.7% and 10.8% for the first nine months of 1997 and 1996, respectively.

4. In 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and improve operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment writedowns of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory writedowns and valuations, foreign operations and other corporate issues. These charges were taken in an effort to reduce the Company's cost structure, streamline operations and further improve customer service.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at September 30, 1997 related to discontinued operations consist primarily of certain environmental and product liability reserves of approximately $70,600,000. The Company has recorded receivables related to these environmental liabilities of approximately $23,600,000 which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

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

     In August 1997, the Court of Appeal of the State of California upheld the 1994 judgment of $96,000,000 against Universal and MagneTek. In accordance with an agreement between the Company and the plaintiffs, the Company paid $28,600,000 to the plaintiffs on August 18, 1997. Under the agreement, the Company will be required, should further appeals fail, to pay an additional $71,400,000 plus interest dating from August 1, 1997.
     As a result of the most recent judgement, the Company has taken a charge of $101,200,000 in the third quarter of 1997 which is classified as Discontinued operations in the Company's Condensed Consolidated Statement of Operations. Although the payment is probable, the Company continues to disagree with the decision by the Court of Appeal and has filed a petition for review with the California Supreme Court.

     In March 1988, a class action suit entitled Endo, et al v. Albertine, et al. was filed in the United States District Court for the Northern District of Illinois (the "District Court") against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleged, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and sought unspecified damages.

                         FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     In October 1997, the Company and the other remaining defendants reached a tentative settlement with the plaintiff class. The settlement is subject to preliminary approval by the District Court at a court hearing. If that preliminary approval is given, the settlement is also subject to final approval by the District Court, at another court hearing that will occur after notice of the settlement and the right to object to the settlement is provided to members of the plaintiff class. Assuming preliminary approval of the settlement, it is not expected that final approval by the District Court will occur before January 1998. As a result of the foregoing, the trial that was scheduled to begin on November 3, 1997, has been continued generally while this settlement process proceeds. The additional cost recorded in the third quarter of 1997 of $1,500,000, net of insurance proceeds, is included in Other expense-net in the Company's Condensed Consolidated Statement of Operations, to reflect the settlement.

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

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At September 30, 1997, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $49,800,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

     The Company has guaranteed, on an unsecured basis, the repayment of certain debt incurred or created by Acme Boot Company, Inc. ("Acme Boot"), formerly a wholly-owned subsidiary of the Company, under Acme Boot's bank credit facilities (the "Acme Boot Credit Facilities"). Acme Boot is a majority owned subsidiary of Farley Inc. ("FI"). Mr. Farley holds 100% of the common stock of FI. At September 30, 1997, the Acme Boot Credit Facilities provide for up to approximately $67,000,000 of loans and letters of credit. The Acme Boot Credit Facilities are secured by liens on substantially all of the assets of Acme Boot and its subsidiaries. At September 30, 1997 approximately $64,000,000 in loans and letters of credit were outstanding under the Acme Boot credit facilities. In addition, the Company loaned Acme Boot $8,000,000 in August 1997 to provide Acme Boot with supplemental working capital during Acme Boot's peak selling season. The loan was made in the form of a demand note payable and is senior to all indebtedness of Acme Boot.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):


CONDENSED BALANCE SHEET


                                     SEPTEMBER 30,      DECEMBER 31,
                                         1997               1996
                                    --------------     -------------
Current assets                       $  33,400          $  30,400
Noncurrent assets                        3,800              1,600
                                    --------------     -------------
                                       $37,200            $32,000
                                    ==============     =============
Current liabilities                  $  83,100          $  11,400
Noncurrent liabilities                   8,900             68,400
Preferred stock                          4,100              3,400
Common stockholders' deficit           (58,900)           (51,200)
                                    --------------     -------------
                                     $  37,200          $  32,000
                                    ==============     =============

CONDENSED STATEMENT OF OPERATIONS

                THREE MONTHS ENDED              NINE MONTHS ENDED
                    SEPTEMBER 30,                  SEPTEMBER 30,
               ----------------------       --------------------------
                   1997        1996            1997            1996
               -----------  ---------       -----------    -----------
Net sales       $  12,100   $  20,400         $ 35,500        $ 62,300
               ===========  =========       ===========    ===========
Gross earnings  $   1,600   $   4,200         $  5,700        $ 16,400
               ===========  =========       ===========    ===========
Operating loss ($   2,500)  ($  3,700)       ($  5,700)      ($  7,800)
               ===========  =========       ===========    ===========
Net loss       ($   3,600)  ($  4,800)       ($  9,400)      ($ 10,200)
               ===========  =========       ===========    ===========

     As a result of the operating performance of Acme Boot and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company increased its reserve by $32,000,000 from $35,000,000 to $67,000,000 during the third quarter to fully reserve the Company's exposure under the Acme Boot guarantees.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. The Securities and Exchange Commission recently adopted new rules that require expanded disclosure of accounting policies for derivative financial instruments. The following accounting policy disclosures supplement the disclosures included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Item 8 of the Company's 1996 Annual Report on Form 10-K.

     Cotton futures contracts are the primary derivative commodity instruments utilized by the Company. These instruments are designated and effective as hedges of a portion of the probable periodic cotton purchases that would otherwise expose the Company to the risk of increases in the price of cotton consumed in manufacturing the Company's products. The contract terms match the Company's purchasing cycle. Options (caps and floors) are also used but are not currently material to the Company's financial condition or net income. Futures contracts are closed by cash settlement. Open futures contracts are marked to market. Realized and unrealized gains and losses are deferred and recognized in earnings as cotton costs are recovered through sales of the Company's products (the deferral accounting method). Deferred gains and losses are included in other liabilities or assets and in cash flows from investing activities. Unrealized changes in fair value of contracts no longer effective as hedges would be recognized in income from the date the contracts become ineffective until they are sold. Historically, the Company has not closed futures contracts prior to fixing prices on cotton contracted for delivery.

     Interest rate swap agreements are the primary derivative financial instruments utilized by the Company. These instruments limit the Company's risk of exposure to increases in interest rates on selected portions of its variable rate debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        PART I.  FINANCIAL INFORMATION

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

RESTRUCTURING AND SPECIAL CHARGES

In 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and improve operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write-downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write-downs and valuations, foreign operations and other corporate issues. These charges were taken in an effort to reduce the Company's cost structure, streamline operations and further improve customer service.

By early 1998, the Company expects to complete the migration of its sewing operations to lower cost, offshore locations along with the realignment of certain domestic manufacturing operations. On August 7, 1997, the Company announced plans to close one domestic plant and relocate sewing operations from five additional domestic facilities, with the termination of approximately 4,800 production and administrative personnel at these facilities. In conjunction with these actions, the Company incurred charges of $16,800,000 in the third quarter of 1997 for production inefficiencies, severance, fringe benefits (principally health insurance representing the net cost of COBRA), lease termination and other costs. The majority of the charges incurred are expected to result in cash payments. In addition, the Company incurred charges of $4,800,000 in the third quarter of 1997 related to reduced work weeks to balance inventories.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended September 30, 1997 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.


                   THREE MONTHS ENDED      NINE MONTHS ENDED
                        SEPTEMBER 30,        SEPTEMBER 30,
                  ---------------------  ---------------------
                      1997       1996      1997       1996
                  ---------    --------  --------  -----------
Net sales           $ 569.7    $628.0    $1,711.4   $1,866.4

Gross earnings      $ 142.1    $200.6    $  453.9   $  546.4
Gross margin           24.9%     31.9%       26.5%      29.3%

Operating earnings  $  18.6    $ 94.2    $  126.1   $  245.9
Operating margin        3.3%     15.0%        7.4%      13.2%

NET SALES

Net sales decreased $58,300,000 or 9.3% in the third quarter and $155,000,000 or 8.3% in the first nine months of 1997 compared with the same periods of 1996, due mainly to significantly lower activewear sales in 1997 and inclusion of hosiery sales in 1996. Third quarter underwear shipments were also off from a year ago as retailers reduced inventory levels. The Company sold its hosiery division in November 1996. Excessive T-shirt inventories at wholesale activewear accounts and widespread promotional activity in the highly competive wholesale activewear market were major negative factors. In addition, both activewear and casualwear fleece shipments were hampered by product shortages. Retail product sales, before considering hosiery sales ($28,600,000 in the third quarter and $78,400,000 in the first nine months of 1996), declined modestly in the third quarter of 1997 due to lower underwear sales but were essentially equal to 1996 for the nine-month period. Sharply higher Gitano sales and improved sales of Wilson* branded products were favorable factors in both 1997 periods. Sports & Licensing sales improved in both 1997 periods while European sales were essentially flat with volume improvement offset by unfavorable currency translation.


*WILSON(R) is a registered trademark of Wilson Sporting Goods Company and is used by the Company under license for the sale of sweatshirts and sweatpants, T-shirts, shorts and other athletic activewear.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


GROSS EARNINGS

Gross earnings decreased $58,500,000 or 29.2% in the third quarter and $92,500,000 or 16.9% in the first nine months of 1997 compared with the same periods of 1996. Gross margin declined 7.0 percentage points to 24.9% in the third quarter of 1997 and 2.8 percentage points to 26.5% for the first nine months of 1997 compared to the same periods of 1996. The principal unfavorable factor in the quarter was the absorption of $21,600,000 of costs due to reduced work weeks to balance inventories or shutdowns at a number of manufacturing facilities. Retail promotional activities and the inclusion of hosiery earnings last year also had significant negative effects on the year to year comparison. Activewear earnings were flat and gross margin improved compared to the third quarter of 1996 primarily reflecting offshore cost benefits. Sports & Licensing gross earnings improved and gross margin was essentially flat. For the first nine months of 1997, unfavorable factors were as noted for the quarter along with the impact of unfavorable activewear volume and retail and activewear pricing and related promotional activities in the first half of 1997 compared with the first half of 1996.

OPERATING EARNINGS

Operating earnings declined $75,600,000 or 80.3% in the third quarter and $119,800,000 or 48.7% in the first nine months of 1997 compared with the same periods of 1996. Operating margin dropped 11.7 percentage points to 3.3% in the third quarter and 5.8 percentage points to 7.4% for the first nine months of 1997 compared with 1996. Gross earnings and margin were lower as noted above, and the Company has continued to maintain increased levels of advertising and promotion and to implement management information systems to meet customer demand for more sophisticated distribution and inventory control. Consequently, selling, general and administrative expense increased $17,100,000 or 17.2% in the third quarter and $27,300,000 or 9.7% in the first nine months of 1997 over the respective 1996 periods. The nine-month period ended September 30, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997. Additional expenses of a substantially similar amount, however, were also recorded in the first quarter of 1997 related to a performance share compensation plan for certain executive officers. Selling, general and administrative expense was 20.5% and 18.0% of sales in the third quarter and first nine months of 1997 compared with 15.9% and 15.0% in the same periods of 1996, respectively.

INTEREST EXPENSE

Interest expense decreased $2,900,000 or 11.4% and $17,300,000 or 21.7% for the third quarter and first nine months of 1997 compared with the same periods of 1996. The decrease was principally attributable to the effect of lower average debt levels in 1997. The lower debt levels were due to repayment of debt out of the Company's positive cash flow from operating activities in the fourth quarter of 1996 (including the sale of accounts receivable) and proceeds from the sale of the Company's hosiery division in November 1996.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OTHER EXPENSE - NET

During the third quarter of 1997 the Company increased its reserve relating to the Company's guarantees of debt incurred or created by Acme Boot under Acme Boot's credit facilities by $32,000,000 from $35,000,000 to $67,000,000 to fully reserve the Company's exposure under the guarantees. This charge is reflected on the Other expense - net line of the Company's Condensed Consolidated Statement of Operations. Other expense for the third quarter and first nine months of 1997 included losses totaling $2,500,000 and $8,000,000 from sales of accounts receivable pursuant to its receivables purchase agreement. Accounts receivable were not sold during the third quarter and first nine months of 1996.

INCOME TAXES

The Company's effective income tax rate for the first nine months of 1997 was significantly impacted by the $32,000,000 charge related to the Acme Boot guarantee for which no tax benefit was recorded. Excluding this charge, the Company's effective income tax rate of 28% for the nine-month period differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. For the first nine months of 1996, the Company's effective income tax rate differed from the Federal statutory rate primarily due to foreign earnings, substantially offset by goodwill amortization, state income taxes and interest on prior years' income taxes.

The most significant difference in both years (excluding the $32,000,000 charge) relates to the impact of undistributed earnings of the Company's foreign subsidiaries, which is estimated to reduce the effective income tax rate by 21.7% and 10.8% for the first nine months of 1997 and 1996, respectively.

DISCONTINUED OPERATIONS

In August 1997, the Court of Appeal of the State of California upheld a 1994 judgment of $96,000,000 against Universal and MagneTek. In accordance with an agreement between the Company and the plaintiffs, the Company paid $28,600,000 to the plaintiffs on August 18, 1997. Under the agreement, the Company will be required, should further appeals fail, to pay an additional $71,400,000 plus interest dating from August 1, 1997. As a result of the most recent judgement, the Company has taken a charge of $101,200,000 in the third quarter of 1997 which is classified as discontinued operations in the Company's Condensed Consolidated Statement of Operations. Although the payment is probable, the Company continues to disagree with the decision by the Court of Appeal and has filed a petition for review with the California Supreme Court.

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


EARNINGS (LOSS) PER COMMON SHARE

In 1997, earnings (loss) per common share from continuing operations was a loss of $.52 and earnings of $.08 for the third quarter and first nine months compared to earnings of $.63 and $1.42 for the respective 1996 periods. The loss per common share in 1997 from discontinued operations was $1.38 in the third quarter and $1.35 in the first nine months.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are the major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $945,000,000 from bank credit lines. As of October 31, 1997, approximately $465,900,000 was available and unused under these facilities.

In September 1997, the Company entered into a five-year $900,000,000 credit agreement with its banks. The agreement provides a $600,000,000 revolving credit facility, a $200,000,000, 364-day facility, renewable annually, and a $100,000,000 term loan facility.

Net cash used for operating activities was $103,500,000 in the nine months ended September 30, 1997 compared with net cash provided by operating activities of $124,100,000 in the same period of 1996. The unfavorable comparison to 1996 resulted primarily from increased working capital, lower revenues and the $28,600,000 paid August 18, 1997 under agreement with the plaintiff to limit the Company's liability under the LMP litigation. The comparison in working capital changes reflected a greater increase in inventories partially offset by a lesser increase in receivables. The largest single factor in the inventory growth comparison was the abnormally high level of inventories at the beginning of the 1996 period. Lesser factors were softness in 1997 shipments and, to a limited extent, issues related to the offshore movement of the Company's sewing and support, and packaging operations. The favorable comparison in receivable growth reflected lower revenues and the conclusion of promotional dating programs.

Net cash used for investing activities in the nine months ended September 30, 1997 and 1996 was $42,600,000 and $29,300,000, respectively. Capital expenditures were $41,800,000 and $27,100,000 in the first nine months of 1997 and 1996, respectively. Capital spending, primarily to enhance finished cloth manufacturing capabilities and to establish and support offshore assembly operations, is anticipated to approximate $65,000,000 in 1997.

Net cash provided by financing activities in the nine months ended September 30, 1997 was $145,600,000. Net cash used for financing activities was $119,300,000 in the comparable 1996 period. In 1997 the Company borrowed a net of $189,200,000 under its revolving credit facilities, compared with a net repayment of $174,600,000 in 1996. The Company also borrowed $100,000,000 under its bank term loan facility in 1997 and repurchased a total of $141,200,000 of its common stock. Total long-term debt

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

(including current portion) was $1,151,600,000 at September 30, 1997, down $157,100,000 from September 30, 1996.

In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through September 30, 1997 were 4,459,300 shares at an aggregate cost of $158,000,000.

In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can currently sell up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $200,000,000 of trade accounts receivable had been sold at September 30, 1997 and December 31, 1996. The proceeds were used to reduce amounts outstanding under the Company's revolving lines of credit.

In September 1994, the Company entered into a five-year operating lease agreement, with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At September 30, 1997, approximately $30,400,000 was available and unused under this facility. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values.

On July 11, 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 (the "Registration Statement") to register under the Securities Act of 1933, as amended, the sale of up to $850,000,000 of its debt securities, preferred stock and Class A Common Stock (collectively, the "Securities"). The Registration Statement does not relate to any particular offering of Securities; rather, the Registration Statement was filed to provide the Company with the flexibility to engage in future offerings without the delay which could result from the filing of new registration statements at that time. The types of Securities offered, and their terms, will be determined prior to any particular offering. The Company anticipates that the net proceeds from any future sale of the Securities would be used for general corporate purposes, including, but not limited to, working capital, capital expenditures, expansion of existing properties, development of new projects, prepayment of outstanding indebtedness, investments and acquisitions.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share.

The Company does expect to include a computation of diluted earnings per share in future periods for the effect of common stock equivalents. As a result of the net loss in the third quarter of 1997, the Company does not expect any impact in diluted earnings per common share for the third quarter and first nine months of 1997.

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

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

The response to this item is incorporated by reference to the accompanying condensed consolidated financial statements and related notes for the period ended September 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

4(a) $900,000,000 Credit Agreement dated as of September 19, 1997, among the several banks and other financial institutions from time to time parties thereto (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers Trust Company, The Bank of New York and the Bank of Nova Scotia, as co-agents.

4(b)* Rights Agreement, dated as of March 8, 1996 between Fruit of the Loom,
      Inc. and Chase Mellon Shareholder Services, L.L.C., Rights Agent (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

27    Financial Data Schedule.

99.1* Press Release of Registrant dated October 22, 1997 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 27, 1997).

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

B.  REPORTS ON FORM 8-K
No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1997.

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

                                           FRUIT OF THE LOOM, INC.
                                           -----------------------
                                                (Registrant)




Date: November 5, 1997                     LARRY K. SWITZER
                                           -----------------------
                                           Larry K. Switzer
                                           Senior Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           and duly authorized to sign
                                           on behalf of Registrant)