Form 10-K405
period 1997-12-31
FRUIT OF THE LOOM INC /DE/
filed 1998-03-31
CIK 771298

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No _____

     As of February 28, 1998, there were outstanding 66,100,394 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 5,684,276 shares of the Registrant's Class B Common Stock, par value $.01 per share. The aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates at February 28, 1998 was approximately $2,121,900,000.

================================================================================

                            FRUIT OF THE LOOM, INC.
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item  1.    Business....................................................      1
Item  2.    Properties..................................................      7
Item  3.    Legal Proceedings...........................................      7
Item  4.    Submission of Matters to a Vote of Security Holders
            (None)......................................................      7

PART II
Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      8
Item  6.    Selected Financial Data.....................................      9
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
Item  8.    Financial Statements and Supplementary Data.................     22
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure (None).............................     55

PART III
Item 10.    Directors and Executive Officers of the Registrant..........     55
Item 11.    Executive Compensation......................................     59
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     66
Item 13.    Certain Relationships and Related Transactions..............     68

PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     70

                                     PART I

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's effective income tax rate, the Company's ability to successfully move labor-intensive segments of the manufacturing process outside of the United States, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

     Fruit of the Loom, Inc. ("Fruit of the Loom" or the "Company") is a marketing oriented, vertically integrated international basic apparel company. The Company emphasizes branded products for consumers ranging from infants to senior citizens. The Company is one of the largest producers of men's and boys' underwear, activewear for the imprinted market, casualwear, jeanswear, women's and girls' underwear, and infants' and toddlers' apparel, selling products principally under the FRUIT OF THE LOOM(R), BVD(R), SCREEN STARS(R), BEST(TM), MUNSINGWEAR(R), WILSON(R), GITANO(R) and CUMBERLAND BAY(TM) brand names. Under the PRO PLAYER(R) and FANS GEAR(R) brands, Fruit of the Loom designs, manufactures and markets sports licensed apparel bearing the names, tradenames and logos of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, professional sports teams and many colleges and universities, as well as the likenesses of certain popular professional athletes.

     The Company is a fully integrated manufacturer, performing most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. Based on the Company's selling price points for its various products and its operating margins, management believes that the Company is a low cost producer in the markets it serves. Management considers the Company's primary strengths to be its excellent brand recognition, cost effective production, and strong relationships with mass merchandisers and discount chains. Management believes that consumer awareness of the value, quality and competitive prices of FRUIT OF THE LOOM products will benefit the Company in any retail environment where consumers are value conscious.

     Management believes that many domestic apparel manufacturers continue to move sewing operations offshore to reduce costs and compete with enhanced import competition that is resulting from the General Agreement on Tariffs and Trade ("GATT"). To maintain the Company's position as a low cost manufacturer, the Company is increasing the percentage of garments sewn in the Caribbean, Central America and Mexico. The Company believes that its domestic knitting, bleaching and dyeing operations continue to provide it with a competitive advantage. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with sewing offshore so that the Company can continue to offer value to its customers.

     The Company's marketing programs emphasize the quality and consistency of the brands it owns and those it licenses from others. Management is increasing emphasis on marketing programs with increased commitment to advertising and promotional programs. Advertising and promotion expense was $117,100,000 in 1997 compared to $102,700,000 in 1996. Advertising and promotion expense is expected to approximate $125,000,000 in 1998.

     The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and "fashion" underwear. It sells all-cotton and cotton-blend underwear under its FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are priced higher than those sold under the FRUIT OF THE LOOM brand name and are generally designed to appeal to a more premium market. Under licensing arrangements, the Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR and KANGAROO(R) trademarks as well as certain activewear bearing the MUNSINGWEAR trademark in the United States and certain overseas markets. The Company has historically been one of the market leaders in men's and boys' underwear. In 1997, the Company's share in the men's and boys' underwear market was approximately 34%, approximately three points behind the market share of its principal competitor.

     Management believes the Company is the largest of the domestic activewear manufacturers that supply screen printers and that it has a market share of approximately 30% of the screen print T-shirt market. The Company produces and sells blank T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ(R) and BEST(TM) BY FRUIT OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screen printers and specialty retailers, who generally apply a decoration prior to sale at retail. Product quality, delivery responsiveness and price are important factors in the sale of activewear. Management believes that the Company's manufacturing capacity, distribution capabilities and its low cost position afford it a competitive advantage in this market.

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

     The Company designs, manufactures (including contract manufacturing) and markets women's jeanswear and jeans related sportswear under the GITANO and other trademarks. In addition to its core GITANO apparel products, the Company licenses the production and sale of a variety of accessories and other products bearing the GITANO trademark.

     The Company designs, manufactures and markets sports apparel under licenses granted by major professional sports leagues, professional players and many colleges and universities in the United States. The Company also has licenses with Walt Disney Company for the ESPN and X-Games properties. The Company sells a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and outerwear primarily under the FANS GEAR and PRO PLAYER brands. The Company manufactures and markets a wide variety of decorated sportswear to retail stores and mass merchants. Under its PRO PLAYER brand, the Company designs and markets heavyweight jackets, lightweight jackets, headwear and other outerwear and T-shirts and Fleecewear bearing the logos or insignia of professional and college teams and leagues. In addition, the Company (under license agreements) manufactures and markets sportswear featuring the well known WILSON trademark.

     The Company offers a variety of women's and girls' underwear under the FRUIT OF THE LOOM brand name including cotton, nylon and lycra panties and thongs. The Company's products are packaged, typically three to a pack, making them convenient for the merchant to handle and display. During the last five calendar years, in the fragmented women's and girls' underwear market, the Company was one of the branded market leaders with a market share ranging from approximately 14% to 16%. In 1997, the Company's share in the women's and girls' underwear market was approximately 16% compared to a market share of 30% for the largest competing brand. No other competitor had more than a 4% market share in 1997.

     The Company has granted a license to Warnaco Inc. for the manufacture and sale of bras, slips, camisoles and other products under the FRUIT OF THE LOOM brand name in North America. The

Company also licenses the use of the FRUIT OF THE LOOM brand name to a manufacturer of sheer hosiery.

     The Company offers a broad array of childrenswear including decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS(R), FUNGALS(R) and UNDEROOS(R) brand names and layette sets under the FRUIT OF THE LOOM brand and the WINNIE THE POOH(TM) license which include both packaged and hanging sets.

     In November 1996, the Company sold substantially all the operating assets of its Hosiery Division to an unrelated party and simultaneously entered into a ten-year licensing agreement for the purchaser to sell hosiery in a variety of styles and colors under the FRUIT OF THE LOOM name and pay the Company a royalty fee based on a percentage of FRUIT OF THE LOOM branded hosiery sales. Prior to the sale, the Company manufactured and sold socks for men, women, boys and girls under the FRUIT OF THE LOOM brand. See "SALE OF HOSIERY DIVISION" in Notes to Consolidated Financial Statements.

MARKETING AND DISTRIBUTION

     The Company sells its products to over 10,000 accounts, including all major discount and mass merchandisers, wholesale clubs and screen printers. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company's products are principally sold by a nationally organized direct sales force of full-time employees. Certain of the Company's imprinted sportswear products are sold through independent sales representatives. The Company's products are shipped from 10 primary distribution centers.

     Management believes that one of the Company's primary strengths is its excellent relationships with mass merchandisers and discount chains. These retailers accounted for approximately 65% of the men's and boys' underwear and approximately 61% of the women's and girls' underwear sold in the United States in 1997, up from approximately 56% and 51%, respectively, in 1992. In these channels, the Company supplied approximately 47% of the men's and boys' underwear compared to 42% for its principal competitor and approximately 24% of the women's and girls' underwear compared to 42% for its principal competitor in the United States in 1997. During the last several years, many of the Company's principal customers have revamped their inventory and distribution systems, requiring their suppliers to offer more flexible product deliveries. In response to these demands, the Company has invested heavily in warehousing and distribution facilities.

     In August 1996, the Company signed a ten-year agreement to rename Joe Robbie Stadium (home of the Miami Dolphins and Florida Marlins, as well as the FedEx(R)Orange Bowl, the Carquest(R) Bowl, the 1997 World Series and the 1999 Super Bowl) as Pro Player Stadium. In addition, in 1996 the Company launched a new advertising campaign and in 1996 and 1997 sponsored Countryfest, a major promotion featuring well known country music performers which included a major television network special. Also in 1997, the Company relaunched its BVD brand and introduced a new television campaign featuring Fruit of the Loom briefs. The Company expects to continue marketing activities at a higher level in future years.

     The Company committed additional expenditures during 1996 and 1997 to enhance its Information Systems ("IS") and improve customer service. As part of this effort, the Company developed a new order entry system in 1996, enabling its customers to order from wholesalers through the Internet. In addition, the Company implemented its Vendor Managed Inventory ("VMI") program which enables the Company to partner with its customers and enable these customers to maintain the most economical level of inventories. The VMI program will also enable the Company to improve utilization of its own inventories. The Company plans to continue its efforts in the IS area in future years to improve customer service.

     Sales to one customer amounted to approximately 18.8%, 16.8% and 19.5% of consolidated net sales in 1997, 1996 and 1995, respectively. Additionally, sales to a second customer amounted to approximately 14.7%, 12.2% and 10.8% of consolidated net sales in 1997, 1996 and 1995, respectively. Management does not believe the loss of any one customer would materially affect its business as a large percentage of these sales would shift to other outlets due to the high degree of brand awareness of and consumer loyalty to the Company's

MARKETING AND DISTRIBUTION -- (CONCLUDED) products. The Company's business is seasonal to the extent that approximately 57% of annual sales occur in the second and third quarters. Sales are generally the lowest in the first quarter.

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

     Sales from international operations during 1997 were $356,000,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for approximately 17% of the Company's net sales in 1997. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. See "BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION" in the Notes to Consolidated Financial Statements.

MANUFACTURING

     Principal manufacturing operations consist of spinning, knitting, cloth finishing, cutting, sewing and packaging. In addition, licensed sportswear products are generally produced by applying decorative images, most often by screen printing or embroidery, to blank garments. The Company knits yarn into fabric using a multiple-knitting technique that produces long tubes of fabric corresponding in weight and diameter to various sizes and styles required to make both underwear and activewear. Substantially all of the Company's products are either bleached to remove the ecru color of natural cotton or dyed for colored products. To achieve certain colors, the fabric must be bleached and dyed.

     Various cutting methods are used in the U.S. and Mexico to maximize operating efficiency and minimize cost. Fabric is distributed to employees operating individual sewing machines. To increase efficiency, each employee specializes in a particular function, such as sewing waistbands on briefs. Quality checkpoints occur at many intervals in the manufacturing process, and each garment is inspected prior to packaging.

     In 1998 greater than 95% of the Company's garments are projected to be sewn in Central America, Mexico, or the Caribbean basin. Of this total, about half will be assembled at contractors and half at Company-owned/operated facilities. Contract manufacturers have been used by the Company for the following reasons:
1) to balance internal capacity requirements, 2) for low volume specialty garments, 3) for seasonal or one-time programs, and 4) as a capacity bridge in the move from domestic plant to offshore plant sewing. The Company chooses to sew large volume styles in its own facilities where it believes it has the greatest cost reduction potential. The Company is in the process of increasing its own sewing capacity in Central America and Mexico, which will reduce its reliance on contract manufacturing, and result in further cost reduction.

MANUFACTURING -- (CONCLUDED)
     Gitano jeans are principally produced in the Company's own facilities. Denim yarn and cloth are produced in the Company's U.S. factories, where the product is cut and kitted; garments are then sewn in either Mexico or Jamaica, with final wash, press, and pack operations in the U.S.

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

LICENSING AND TRADEMARKS

     The Company owns the FRUIT OF THE LOOM, BVD, SCREEN STARS, BEST, LOFTEEZ, CUMBERLAND BAY and certain other trademarks, which are registered or protected by common law in the United States and in many foreign countries. These trademarks are used on men's, women's and children's underwear and activewear marketed by the Company. The Company owns the GITANO trademark which is registered in the United States and in many foreign countries for use principally in connection with women's jeanswear, sportswear and certain other apparel and accessory items.

     The Company licenses properties from different companies for its lines of decorated underwear, sportswear, T-shirts and layette products. Among the characters licensed are: BATMAN(TM) and ROBIN(TM), LOONEY TUNES, POWER RANGERS IN SPACE(TM), LOST WORLD: JURASSIC PARK(TM), MIGHTY DUCKS(TM), HERCULES(TM), SCOOBY-DOO(TM), SESAME STREET(TM), ANASTASIA and WINNIE THE POOH. The Company also has a license to use the MUNSINGWEAR and KANGAROO trademarks on its men's and boys' underwear and certain activewear. The Company has a license to use the WILSON brand on its sweatshirts and sweatpants, T-shirts, shorts and other athletic apparel.

     In addition, the Company owns the FANS GEAR and PRO PLAYER trademarks for its licensed sportswear business. The Company licenses properties, including team insignia, images of professional athletes and college logos, from the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, professional players' associations and certain individual players and many colleges and universities in the United States. These owned and licensed trademarks are used on sports apparel, principally T-shirts, shorts, sweatshirts, jerseys and lightweight and heavyweight jackets marketed by the Company.

IMPORTS

     Domestic apparel manufacturers continue to move sewing operations offshore to reduce costs and compete with enhanced import competition resulting from the Uruguay Round of the General Agreement on Tariffs and Trade. To maintain the Company's position as a low cost manufacturer, the Company is increasing the percentage of garments sewn in the Caribbean and Central America and returned to the United States under Section 9802 of the regulations of the Department of the Treasury, United States Customs Service. The domestic knitting, bleaching and dyeing operations continue to provide Fruit of the Loom with a competitive advantage. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with sewing predominantly offshore so that the Company can continue to offer value to its customers.

IMPORTS -- (CONCLUDED)
     Imports from the Caribbean, Central America and Mexico likely will continue to rise more rapidly than imports from other parts of the world. This is because
Section 9802 (previously Section 807) grants preferential quotas to imported goods fabricated from fabrics made and cut in the United States, as customs duty is paid only on the value added outside the United States. United States apparel and textile manufacturers, including the Company, will continue to use Section 9802 to compete with direct imports.

     Direct imports accounted for approximately 11% of the United States men's and boys' underwear market (59% if Section 9802 imports are included) in 1997 and about 35% (90% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear, imports accounted for approximately 43% of this market in 1996, the latest period for which data is available.

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

EMPLOYEES

     The Company employs approximately 28,500 persons. Approximately 3,500 employees, principally international, are covered by collective bargaining agreements. Management believes that its employee relations are good.

MISCELLANEOUS

     MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester which are subject to the price volatility of the commodity markets. The Company contracts in advance to meet its cotton needs and manages the risk of cotton price volatility through a combination of fixed and nonfixed price purchase commitments, cotton futures contracts and call options. As of December 31, 1997 the Company had entered into contracts that cover substantially all of its estimated cotton usage for 1998 and a portion of its estimated cotton usage for 1999.

     OTHER. The Company was incorporated under the laws of the state of Delaware in 1985. The principal executive offices of the Company are located at 233 South Wacker Drive, 5000 Sears Tower, Chicago, Illinois 60606, telephone (312) 876-1724. As used in this Annual Report on Form 10-K, the term "the Company" refers to Fruit of the Loom, Inc. and its subsidiaries, unless otherwise stated or indicated by the context. Market share data contained herein are for domestic markets and are based upon information supplied to the Company by the National Purchase Diary, which management believes to be reliable.

     SPECIAL CHARGES. During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. In addition, the Company reviewed the

ITEM 1. BUSINESS -- (CONCLUDED)
MISCELLANEOUS -- (CONCLUDED)
operations of Salem and Gitano, decided to discontinue the use of the SALEM(R) brand and redeployed the tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel operations. The Company also implemented a plan to restructure the Gitano business and to improve Gitano's profitability. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

PROPOSED REORGANIZATION

     A registration statement and preliminary proxy material was filed with the Securities and Exchange Commission on February 10, 1998 in connection with a planned reorganization of the Company. The Company's Board of Directors has approved the proposed reorganization under which a Cayman Islands company, Fruit of the Loom, Ltd., will become the parent holding company of Fruit of the Loom, Inc. The proposed reorganization would be accounted for as a combination of entities under common control (in a manner similar to a pooling of interests). A special meeting of the stockholders of Fruit of the Loom, Inc. will be held to vote on the proposed transaction. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for further discussion of the proposal.

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

     The Company's remaining properties and facilities aggregate approximately 16,296,000 square feet, of which approximately 5,230,000 square feet of facilities are under leases expiring through 2017. Management believes that the Company's remaining facilities and equipment are in good condition and that the Company's remaining properties, facilities and equipment are adequate for its current operations. Capital spending, primarily to establish and support offshore assembly operations, is expected to approximate $57,000,000 in 1998. Management believes that the actions referred to in the previous paragraph, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and remain a low cost producer in the next several years.

     Set forth below is a summary of the principal facilities owned or leased by the Company:

                                                                     SQUARE FEET
                                                    NO. OF      ----------------------
                  PRIMARY USE                      LOCATIONS      OWNED       LEASED
                  -----------                      ---------      -----       ------
Manufacturing..................................       44        6,865,000    3,001,000
Warehouse and distribution.....................       22        3,974,000    1,860,000
Sales and administration.......................       31          227,000      369,000

See "LEASE COMMITMENTS" in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The response to this item is incorporated by reference to the accompanying Consolidated Financial Statements. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     William Farley, an executive officer and director of the Company, holds 100% of the common stock of Farley Inc. ("FI"). William Farley and FI together own all of the Class B Common Stock of the Company outstanding. See "STOCKHOLDERS' EQUITY" in the Notes to Consolidated Financial Statements. William Farley also owns 50,305 shares of the Class A Common Stock of the Company. As of February 28, 1998, there were 1,674 registered holders of record of the Class A Common Stock of the Company.

     The Company's Board of Directors, including a special committee of independent directors, has approved a proposed reorganization pursuant to which a Cayman Islands company, Fruit of the Loom, Ltd., will become the parent holding company of Fruit of the Loom, Inc.

     Upon completion of the transaction, holders of Fruit of the Loom, Inc. Class A common stock will become holders of Fruit of the Loom, Ltd. Class A ordinary shares. The Class A ordinary shares will have substantially the same attributes as Fruit of the Loom, Inc. Class A common stock and are expected to be listed on the New York Stock Exchange. William Farley, Chairman, Chief Executive Officer, and President and Chief Operating Officer and his affiliates will own Fruit of the Loom, Ltd. Class B shares which will have voting rights equal to the voting rights currently held by them as owners of Fruit of the Loom, Inc. Class B common stock as well as preferred stock of Fruit of the Loom, Inc. that is exchangeable into Class A ordinary shares of Fruit of the Loom, Ltd.

     A special meeting of stockholders of Fruit of the Loom, Inc. will be held to vote on the proposed transaction. Notice of the special meeting, along with a proxy statement/prospectus describing in more detail the reorganization and related matters, will be mailed to stockholders at a later date. A registration statement relating to the Class A ordinary shares has been filed with the Securities and Exchange Commission but has not yet become effective. These shares may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

COMMON STOCK PRICES AND DIVIDENDS PAID

     The Company's Class A Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low market prices of the Class A Common Stock for 1997 and 1996:

                                                                       MARKET PRICES
                                                    ----------------------------------------------------
                                                                 1997                        1996
                                                    ------------------------------    ------------------
                                                        HIGH              LOW          HIGH        LOW
                                                    -------------    -------------    -------    -------
1st Quarter.....................................    $44  7/8         $36  1/8         $26  1/2   $23
2nd Quarter.....................................     41  3/8          30               29  1/8    22  7/8
3rd Quarter.....................................     31 7/16          25 3/16          33  3/8    22  5/8
4th Quarter.....................................     29  5/8          23 3/16          39         30  5/8

     No dividends were declared on the Company's common stock issues during 1997 or 1996. The Company does not currently anticipate paying any common stock dividends in 1998. For restrictions on the present or future ability to pay dividends, see "LONG TERM DEBT" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
        (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                        1997             1996             1995             1994          1993
                                        ----             ----             ----             ----          ----
OPERATIONS STATEMENT DATA(1)(2):
Net sales........................     $2,139.9         $2,447.4         $2,403.1         $2,297.8      $1,884.4
Gross earnings...................        268.5(4)         722.9            516.6(9)         683.2         644.3
Operating earnings (loss)........       (287.7)(5)        318.2           (108.9)(10)       271.7(12)     378.4
Interest expense.................         84.7            103.6            116.9             95.4          72.7
Earnings (loss) from continuing
  operations before income tax
  expense (benefit),
  extraordinary items and
  cumulative effect of change in
  accounting principles..........       (451.7)(6)        178.2(7)        (247.5)(11)       170.2         364.0
Earnings (loss) from continuing
  operations before extraordinary
  items and cumulative effect of
  change in accounting
  principles.....................       (385.4)           146.6(8)        (227.8)            84.2         210.8(13)
Earnings (loss) per common share
  from continuing operations
  before extraordinary items and
  cumulative effect of change in
  accounting principles(3):
    Basic........................        (5.18)            1.92            (3.00)            1.11          2.78
    Diluted......................        (5.18)            1.90            (3.00)            1.11          2.77
Average common shares
  outstanding:
    Basic........................         74.4             76.4             75.9             75.8          75.7
    Diluted......................         75.1             77.1             76.2             76.1          76.2

                                                                   DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                        1997             1996             1995             1994          1993
                                        ----             ----             ----             ----          ----
BALANCE SHEET DATA(1)(2):
Total assets.....................     $2,483.1         $2,593.4         $2,973.1         $3,217.9      $2,751.7
Long-term debt, excluding current
  maturities.....................      1,192.8            867.4          1,427.2          1,440.2       1,194.0
Other noncurrent liabilities.....        343.0            271.2            292.9            222.3         191.5
Common stockholders' equity......        422.1          1,093.8            929.2          1,159.9       1,057.2

-------------------------
 (1) This information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.

 (2) During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The change increased (decreased) previously reported results as follows:

                                                                     1996     1995     1994    1993
                                                                     ----     ----     ----    ----
     Gross earnings..............................................     (7.1)    (0.8)   36.7     (3.1)
     Earnings (loss) from continuing operations before
       extraordinary items and cumulative effect of change in
       accounting principles.....................................     (4.6)    (0.5)   23.9     (2.0)
     Earnings (loss) per common share from continuing operations before extraordinary items and cumulative effect of change in accounting principles:
          Basic..................................................    (0.06)   (0.01)   0.31    (0.03)
          Diluted................................................    (0.06)   (0.01)   0.32    (0.02)

     The accounting change increased the net loss for 1997 by $27.8 or $.37 per share.

 (3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards ("FAS") 128, "Earnings Per Share". For further discussion of earnings per share and the impact of FAS 128, see "EARNINGS PER SHARE" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA -- (CONCLUDED)
 (4) Includes pretax charges of $276.8 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions, impairment write downs of a number of domestic and foreign manufacturing facilities, and inventory valuation write downs.

 (5) Includes pretax charges of $409.3 related to costs associated with the closing or disposal of a number of domestic manufacturing and distribution facilities and attendant personnel reductions, impairment write downs of a number of domestic and foreign manufacturing and distribution facilities, inventory valuation write downs, and a pretax charge of $22.0 relating to a compensation agreement at Pro Player.

 (6) Includes pretax charges of $32.4 principally from retained liabilities related to former subsidiaries and $32.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot Company, Inc. ("Acme Boot"), an affiliate.

 (7) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot.

 (8) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

 (9) Includes pretax charges of $146.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

(10) Includes pretax charges of approximately $158.5 related principally to the write-off of Salem Sportswear Corporation and Gitano goodwill and $193.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

(11) Includes pretax charges of approximately $20.7 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements.

(12) Includes pretax charges of approximately $40.0 to write inventories down to net realizable value and a pretax charge of $18.0 related to the write-off of Artex Manufacturing Co. Inc. intangibles.

(13) Includes a pretax gain of $67.3 from the Company's investment in Acme Boot.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                     1997           1996           1995
                                                     ----           ----           ----
Net sales......................................    $2,139.9       $2,447.4       $2,403.1
Gross earnings.................................       268.5          722.9          516.6
Gross margin...................................        12.5%          29.5%          21.5%
Operating earnings (loss)......................      (287.7)         318.2         (108.9)
Operating margin...............................       (13.4)%         13.0%          (4.5)%

     The Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method in 1997. All previous reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS

  1997 RESTRUCTURING AND SPECIAL CHARGES

     In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. These and other special charges totalled $441,700,000 ($372,200,000 after tax) categorized as follows (in thousands of dollars):

Closing and disposal of U.S. manufacturing and distribution
  facilities................................................    $251,400
Impairment of European manufacturing and distribution
  facilities................................................      44,100
Pro Player incentive compensation agreement.................      22,000
Other asset write downs and reserves........................     103,600
Changes in estimates of retained liabilities of former
  subsidiaries..............................................      20,600
                                                                --------
                                                                $441,700
                                                                ========

     Each of these categories is discussed below.

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and requires the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. The resulting redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. In addition, the Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of certain other U.S. based manufacturing assets. Statement of Financial Accounting Standards ("FAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. Charges related to closing and disposal of U.S. manufacturing and distribution facilities consisted of the following (of which $175,500,000 were non-cash charges) (in thousands of dollars):

Loss on disposal of facilities, improvements and
  equipment.................................................    $232,600
Severance costs.............................................       8,400
Other.......................................................      10,400
                                                                --------
                                                                $251,400
                                                                ========

     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 1997 as required by FAS 121, Emerging Issues Task Force ("EITF") 94-3 or other authoritative literature. Assets held for sale included in other noncurrent assets in the accompanying Consolidated Balance Sheet totalled $104,700,000 at December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONCLUDED)
     During 1997, events and circumstances indicated that certain of the Company's European manufacturing and distribution assets to be held and continued to be used might be impaired. Estimates of undiscounted cash flows indicated that the carrying amounts of these assets were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, less estimated selling costs, resulting in charges of approximately $44,100,000 in the fourth quarter of 1997 (of which $42,800,000 are non-cash charges).

     In the fourth quarter of 1997, the Company recorded a $22,000,000 charge for incentive compensation anticipated to be earned at its Pro Player subsidiary (none of which was paid in 1997). The Company recorded charges totalling $103,600,000 (of which $64,400,000 are non-cash charges) related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain agreements. The Company recorded charges totalling $20,600,000 related to changes in estimates of environmental and other retained liabilities of former subsidiaries (of which $8,000,000 are non-cash charges).

     The above charges were recorded as $276,800,000 of increases to cost of sales, $127,900,000 of increases to selling, general and administrative expenses, $4,600,000 of impairment write down of goodwill and $32,400,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the Special Charges, approximately $151,000,000 are to be paid in 1998 and future years, $10,900,000 of which relate to restructuring charges as defined by EITF No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

  1997 COMPARED TO 1996

     Net sales declined 12.6% in 1997, compared to 1996 due mainly to significantly lower activewear sales in 1997 and inclusion of hosiery sales ($97,600,000) in 1996. Activewear volume and pricing were substantially unfavorable to last year with excessive T-shirt inventories at wholesale activewear accounts and widespread promotional activity in the highly competitive wholesale activewear market in the first half of 1997. Retail sales were approximately equal to last year before considering hosiery sales. In the retail division, sales of Gitano products were significantly in excess of 1996 and substantially offset shortfalls to 1996 in men's and boys' underwear, casualwear fleece and women's and girls' underwear. The increase in Gitano sales resulted from increased distribution of its customer base and additional product offerings. Shortfalls in activewear and casualwear fleece shipments were hampered by product shortages. Sales declines in men's and boys' underwear and women's and girls' underwear resulted from widespread promotional activity. Sports & licensing sales were off modestly on lower outerwear sales, and European results were impacted by unfavorable currency translation rates.

     Gross earnings decreased 62.9% in 1997 compared to 1996. Gross margin was 12.5% compared with 29.5% in 1996. Major factors were the special charges taken in the fourth quarter of 1997, lower volume and increased promotional activity and price reductions, primarily in activewear, men's and boys' underwear and women's and girls' underwear, and unfavorable currency translation rates compared with 1996. These negative factors more than offset savings achieved from moving labor intensive operations to lower cost offshore locations.

     The Company had an operating loss of $287,700,000 in 1997 compared with operating earnings of $318,200,000 in 1996. Operating margin dropped 26.4 percentage points to a negative 13.4% of sales. The unfavorable comparison to 1996 reflected lower gross earnings combined with higher selling, general and administrative expenses, largely from special charges in the fourth quarter of 1997. The selling, general and administrative expense increase combined with lower sales resulted in an increase in the ratio of selling,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 COMPARED TO 1996 -- (CONTINUED)
general and administrative expense to sales from 15.4% in 1996 to 24.5% in 1997. Before special charges selling, general and administrative expense increased 5% in 1997 due mainly to higher advertising and promotion, market research and royalty expense, offset partially by lower compensation and benefits related expenses. In addition, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997.

     Interest expense decreased $18,900,000 or 18.2% in 1997 compared to 1996, due to a lower average debt level. The average level of debt outstanding in 1997 was lower than 1996 despite repurchases of Company stock totalling $173,600,000 and the payment of $102,200,000 to settle the LMP litigation. Much of the substantial cash in-flows from operations in 1996 (including the sale of accounts receivable) and the sale of the Hosiery Division occurred in the fourth quarter, while the LMP payment occurred in August ($28,600,000) and November ($73,600,000) 1997. Excluding the LMP litigation, cash flow from operations was slightly favorable in 1997. See "SALE OF ACCOUNTS RECEIVABLE", "SALE OF HOSIERY DIVISION" and "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and LIQUIDITY AND CAPITAL RESOURCES.

     Other expense-net included charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively, relating to the Company's evaluation of its exposure under the guarantee of debt incurred or created by Acme Boot under the Acme Boot Credit Facilities. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements. Other expense-net in 1997 included $32,400,000 of charges to provide for certain retained liabilities in connection with the prior sale of certain operations, fees related to the modification of certain agreements and other valuation reserves. See "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. Included in other expense-net in 1997 and 1996 was deferred debt fee amortization and bank fees of approximately $4,500,000 and $5,300,000. Other expense-net in 1997 included expense of $1,600,000 as compared to $700,000 of income in 1996 related to the settlement of certain foreign currency denominated transactions. Included in other expense-net was $11,800,000 in 1997 and $1,700,000 in 1996 of losses on sale of accounts receivable. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     The effective income tax benefit rate on the loss from continuing operations in 1997 differed from the Federal statutory rate of 35% primarily due to a deferred tax asset valuation provision, a provision for interest related to prior years' taxes, the $32,000,000 charge related to the Acme Boot guarantee for which no tax benefit was recorded and goodwill amortization, portions of which are not deductible for Federal income tax purposes, partially offset by the impact of foreign earnings, certain of which are taxed at lower rates than in the United States. The effective income tax rate in 1996 differed from the Federal statutory rate of 35% primarily due to the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States, goodwill amortization, portions of which are not deductible for Federal income tax purposes, state income taxes and the reversal of excess income tax liabilities related to all tax years through December 31, 1991 which were closed for Federal income tax purposes effective December 31, 1996.

     As a result of the migration of certain of its operations to offshore locations and the planned reorganization of the Company, future operations may not generate sufficient U.S. sourced income to utilize all of the net deferred tax benefits generated by operations through December 31, 1997. Consequently, the Company recorded a deferred tax asset valuation provision of $64,100,000 in the fourth quarter of 1997.

     In August 1997, the Court of Appeal of the State of California upheld a 1994 judgement of $96,000,000 in the LMP litigation against Universal Manufacturing Corporation ("Universal"), a former subsidiary of the Company, and MagneTek, Inc. ("MagneTek"). In accordance with an agreement between the Company and the plaintiffs, the Company paid $28,600,000 to the plaintiffs on August 18, 1997. The Company's petition for review with the California Supreme Court was denied and the Company paid an additional $73,600,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 COMPARED TO 1996 -- (CONCLUDED)
including interest to the plaintiffs on November 24, 1997. As a result, a charge of $102,200,000 was recorded in 1997 which is classified as discontinued operations in the accompanying Consolidated Statement of Operations. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, in 1997. Earnings per share for all periods presented has been restated to conform with statement 128. The net loss per share in 1997 was $6.55 per share including the loss of $1.37 from discontinued operations as a result of settlement of the LMP litigation. Restated net earnings per share were $1.92 in 1996, or $1.90 assuming dilution.

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

     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 (of which $28,400,000 were non-cash charges) related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased manufacturing and distribution facilities, the write-off of fixed assets related to these facilities and changes in estimates of the cost of certain of the Company's insurance obligations. The detail of these charges is presented below (in millions of dollars):

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
                                                                -----
                                                                $82.8
                                                                =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1995 RESTRUCTURING AND SPECIAL CHARGES -- (CONCLUDED)
     These charges were recorded in the fourth quarter of 1995 as required by EITF No. 94-3 or other authoritative literature.

     The Company recorded charges in the fourth quarter of 1995 of approximately $5,800,000 (of which approximately $800,000 was paid during 1995) related to the cost of providing severance and benefits to employees at the closed facilities as well as certain related administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 (of which $70,600,000 are non-cash charges) related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities of former subsidiaries. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements. Also, management adopted a plan to realign certain of the corporate headquarters functions and to terminate the Company's agreement regarding management services with Farley Industries, Inc. ("FII") and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. See "RELATED PARTY TRANSACTIONS" in the Notes to Consolidated Financial Statements.

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

     In 1996, the Company achieved cost savings of approximately $54,000,000, of which $42,000,000 were cash savings. In 1997, the Company achieved an additional $43,000,000 in cash savings over 1996.

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling, general and administrative expenses and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $4,900,000 and $33,400,000 were paid in 1997 and 1996 and $43,400,000 remain to be paid in 1998 and future years, $900,000, of which relate to restructuring charges as defined by EITF No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

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

     Gross earnings increased 39.9% in 1996 compared to 1995 and gross margin was 29.5% in 1996 compared to 21.5% in 1995. A substantial portion of the improvements in gross earnings and gross margin were due to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1996 COMPARED TO 1995 -- (CONTINUED)
special charges in 1995 and the benefits derived from the 1995 restructuring in 1996. In addition, gross earnings and gross margin improved due to lower raw material costs, favorable product mix and increased sales in 1996. These improvements were offset by the impact of price decreases on activewear T-shirts, promotional programs, cost increases at domestic facilities and higher sales of closeouts and discontinued products, principally as a result of the 1995 decision to eliminate a number of product offerings.

     The Company had operating earnings of $318,200,000 compared to an operating loss of $108,900,000 in 1995. Operating margin increased 17.5 percentage points to a positive 13.0% of net sales for 1996. The increase in operating earnings resulted from higher gross earnings combined with lower selling, general and administrative expenses in 1996 and the recognition of the impairment write down of goodwill in 1995. Lower selling, general and administrative expenses arose principally from the charges taken in the fourth quarter of 1995, lower goodwill amortization in 1996 resulting from the write down of goodwill in 1995 and lower shipping costs in 1996 as a result of the Company's consolidation of distribution locations. The change in selling, general and administrative expenses also relates to severance costs in the third quarter of 1995 and, in the first six months of 1995, charges related to the curtailment of selling and marketing activities in Mexico, the closing of Gitano's New York office and the consolidation of all related management functions into the Company's existing operations. In addition, the Company discontinued several licensing arrangements on December 31, 1995 resulting in lower royalty expense in 1996. Also, administrative salary expense decreased in 1996 as a result of the 1995 restructuring. Finally, selling, general and administrative expenses decreased in 1996 due to reduced management fees and reductions in legal and professional costs and bad debt expenses. The decrease in selling, general and administrative expenses in 1996 was partially offset by increases in advertising and promotion expenses and increased costs for management information services required to meet customer demand for more sophisticated distribution and inventory control. Selling, general and administrative expenses were 15.4% of net sales in 1996 compared to 17.9% of net sales in 1995.

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

     The effective income tax rate in 1996 differed from the Federal statutory rate of 35% primarily due to the impact of higher foreign earnings, certain of which are taxed at lower rates than in the United States, goodwill amortization, portions of which are not deductible for Federal income tax purposes, state income taxes and the reversal of excess income tax liabilities related to all tax years through December 31, 1991 which were closed for Federal income tax purposes effective December 31, 1996. The effective income tax rate in 1995 differed from the Federal statutory rate of 35% primarily due to the impact of the impairment write down of goodwill

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONCLUDED)
  1996 COMPARED TO 1995 -- (CONCLUDED)
and goodwill amortization, portions of which are not deductible for Federal income tax purposes, the impact of non-deductible foreign losses, the provision for interest related to prior years' taxes and state income taxes.

     Effective January 1, 1995 the Company recorded the cumulative effect of a change in accounting principle related to the Company's decision to adopt a more conservative position as a result of changes in its business and to expense preoperating costs as incurred resulting in an after tax charge of $5,200,000 ($.07 per share).

     Earnings per share were $1.92 in 1996, or $1.90 assuming dilution. The net loss per share was $3.07 in 1995, including a $.07 charge related to the cumulative effect of a change in accounting for pre-operating costs.

     Management believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $814,000,000 of revolving lines of credit. As of March 26, 1998 approximately $287,800,000 was available and unused under these facilities.

     Operating activities in 1997 included payments aggregating of $102,200,000 to settle the LMP litigation. Excluding these payments cash provided by operating activities aggregated $7,300,000 and $513,700,000 in 1997 and 1996. Primary factors in reconciling from the $385,400,000 loss from continuing operations to $7,300,000 of cash provided by operating activities before LMP payments in 1997 were addbacks for non-cash special charges related to long-term items of $261,300,000, the non-cash Acme Boot charge of $32,000,000, depreciation and amortization of $154,200,000, impairment write down of goodwill of $4,600,000 and a decrease in working capital of $94,500,000, along with deductions for a non-cash deferred income tax benefit of $64,600,000 and other deductions of $89,300,000. In 1997, a decrease in notes and accounts receivable of $69,200,000, increases in trade accounts payable of $122,200,000 and other decreases in working capital of $86,100,000 more than offset the increase in inventories of $183,000,000. The decrease in notes and accounts receivable principally reflects the adoption of FAS 125 effective January 1, 1997. The increase in trade accounts payable includes excess amounts advanced to the Company of $83,100,000 by the ultimate purchaser of the receivables. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements. The increase in inventories reflects additional lead time required related to the offshore movement of production. The primary components of cash provided by operating activities in 1996 were net earnings plus depreciation and amortization (totalling $302,300,000) plus a decrease in working capital of $198,000,000. In 1996, decreases in notes and accounts receivable of $93,700,000 and inventories of $60,200,000 and increases in trade accounts payable of $51,800,000 more than offset other working capital uses of $7,700,000. The decrease in notes and accounts receivable in 1996 reflects the Sale of Accounts Receivable of $200,000,000, partially offset by an increase in sales in the fourth quarter over 1995, increased sales allowances and an increase of reserves included in other accounts payable and accrued expenses related to the Receivables sold. The decrease in inventory in 1996 resulted from the implementation of management's plans to reduce inventories and the 1995 decision to eliminate a number of product offerings.

     Net cash used for investing activities was $89,300,000 in 1997 compared with net cash provided by investing activities of $31,300,000 in 1996. The unfavorable year-to-year comparison largely resulted from higher capital expenditures in 1997 ($55,400,000 as compared to $44,500,000 in 1996) and proceeds from the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED) sale of the Hosiery Division in 1996 of $73,800,000. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $57,000,000 in 1998.

     Net cash provided by financing activities was $181,600,000 in 1997. Net borrowings on the Company's revolving lines of credit and term loan proceeds exceeded payments by $344,100,000 and proceeds from Common Stock issued totalled $11,100,000 while purchases of the Company's Class A Common Stock totalled $173,600,000. The net financing proceeds went largely for the LMP settlement and capital expenditures. In 1996, the substantial cash flow from operations and proceeds from sale of the hosiery division far exceeded capital spending needs and were applied to reduce outstanding borrowings resulting in net cash used for financing activities of $552,800,000.

     In November 1996, the Company's Board of Directors authorized the repurchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. In 1996, the Company repurchased 440,400 shares of its Class A common stock at an aggregate cost of $16,600,000. In 1997, the Company repurchased 5,329,000 shares of its Class A Common Stock at an aggregate cost of $173,600,000. In early January, 1998, the Company purchased an additional 120,900 shares of its Class A common stock at an aggregate cost of $3,000,000.

     Under a three-year receivables purchase agreement entered into in December 1996, the Company, through a wholly-owned special purpose entity, can sell up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, $183,000,000 and $200,000,000 of trade accounts receivable were sold at December 31, 1997 and 1996, respectively. The proceeds were used to reduce amounts outstanding under the Company's revolving lines of credit. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     In September 1994, the Company entered into a five-year operating lease agreement with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At December 31, 1997 and 1996, approximately $30,400,000 was available and unused under this facility. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly a provision of $61,000,000 was included in the 1997 special charges.

     On July 11, 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 (the "Registration Statement") to register under the Securities Act of 1933, as amended, the sale of up to $850,000,000 of its debt securities, preferred stock and Class A Common Stock (collectively, the "Securities"). The Registration Statement does not relate to any particular offering of Securities; rather, the Registration Statement was filed to provide the Company with the flexibility to engage in future offerings without the delay which could result from the filing of new registration statements at that time. The types of Securities offered, and their terms, will be determined prior to any particular offering. The Company anticipates that the net proceeds from any future sale of the Securities would be used for general corporate purposes, including, but not limited to, working capital, capital expenditures, expansion of existing properties, development of new projects, prepayment of outstanding indebtedness, common stock repurchases investments and acquisitions.

     Management believes the funding available to it is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)
     The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued FAS 130, Reporting Comprehensive Income. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components in financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The rules require companies to (a) display items of other comprehensive income either below the total for net income, in a separate statement of comprehensive income, or in a statement of changes in equity, and
(b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Application of FAS 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. FAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of FAS 130, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of FAS 131.

YEAR 2000

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the Year 2000 Problem. The Company has initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components -- business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the Company. The equipment component relates to micro-processors with the power of small computers that are embedded within operating equipment such as spinning, knitting and bleach and dye equipment. The Company currently expects the project to be substantially completed by mid 1999 and that it will cost between $5,000,000 and $10,000,000, which will be expensed as incurred.

     BUSINESS APPLICATIONS. In 1996 the Company began a worldwide business systems redesign and implementation project which is expected to be completed in 1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace approximately 60% of the Company's business computer programs. An additional 20% of business application programs will be made compliant through the Year 2000 Project, and 20% will be retired. The remaining non-compliant programs are to be brought into compliance by

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONCLUDED)
YEAR 2000 -- (CONCLUDED)
the vendors that will supply the programs. The majority of the business applications Year 2000 Project is scheduled to be completed by June 1999, with a few software programs scheduled to be replaced near the end of the year. The Company is also identifying and prioritizing critical suppliers and customers and will follow up with them concerning their plans and progress in addressing the Year 2000 as part of routine maintenance.

     The Company has ascertained that failure to alleviate the Year 2000 problems with its application systems could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays, possible lost production days and incremental costs.

     EQUIPMENT. The Company is currently evaluating the Year 2000 readiness of its equipment with a comprehensive inventory of monitoring and control devices for plants, safety systems and other similar operation installations. Work plans detailing the tasks and resources required to insure equipment Year 2000 readiness by the end of 1998 are expected to be in place by the end of the first half of 1998.

     The costs of Year 2000 modifications and the date of completion will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange and interest rates and commodity prices. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuation and sensitivity analysis.

     A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, and further disclosure relating to financial instruments is included in "FINANCIAL INSTRUMENTS" in the Notes to Consolidated Financial Statements.

INTEREST RATES

     At December 31, 1997, the fair value of the Company's total debt is estimated at $1,267,400,000 using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. Such fair value exceeded the carrying value of debt at December 31, 1997 by $46,400,000. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to $30,900,000 at December 31, 1997.

     The Company had $342,600,000 of variable rate debt outstanding at December 31, 1997. At this borrowing level, a hypothetical 10% adverse change in interest rates would have a $2,100,000 unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. and European interbank rates.

FOREIGN CURRENCY EXCHANGE RATES

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK --
         (CONCLUDED)
FOREIGN CURRENCY EXCHANGE RATES -- (CONCLUDED)
The primary currencies to which the Company is exposed included the Irish punt, the British pound and other European currencies.

     The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the US dollar. As a result, the Company does not generally hedge these net investments. However, the Company uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is $430,500,000 at December 31, 1997. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates at December 31, 1997 amounts to $12,300,000.

COMMODITY PRICES

     The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. To reduce price risk caused by market fluctuations, the Company enters into futures contracts to cap prices on varying proportions of its cotton needs, thereby minimizing the risk of decreased margins from cotton price increases.

     A sensitivity analysis has been prepared to estimate the Company's exposure to market risk from its cotton position, excluding inventory on hand and fixed price contracts. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The potential loss in fair value of the Company's cotton futures position at December 31, 1997 from a hypothetical 10% decrease in cotton prices was $4,700,000.

FORWARD-LOOKING INFORMATION

     The above risk management discussion and the estimated amounts generated from the sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risks discussed above should not be considered projections of future events or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors...........     23

Consolidated Balance Sheet -- December 31, 1997 and 1996....     24

Consolidated Statement of Operations for Each of the Years
  Ended December 31, 1997, 1996 and 1995....................     25

Consolidated Statement of Cash Flows for Each of the Years
  Ended December 31, 1997, 1996 and 1995....................     26

Notes to Consolidated Financial Statements..................     27

  Supplementary Data (Unaudited)............................     54

Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........     72

NOTE: All other schedules are omitted because they are not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
  Fruit of the Loom, Inc.

     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for inventories in 1997 and for pre-operating costs in 1995.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 12, 1998

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1997           1996
                                                                   ----           ----
                                                                (IN THOUSANDS OF DOLLARS)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash).....    $   16,100     $   18,700
  Notes and accounts receivable (less allowance for possible
    losses of $11,900,000 and $20,600,000, respectively)....        98,100        167,300
  Inventories
    Finished goods..........................................       570,400        428,600
    Work in process.........................................       212,300        188,500
    Materials and supplies..................................        64,800         47,400
                                                                ----------     ----------
                                                                   847,500        664,500
  Other.....................................................        53,900         38,100
                                                                ----------     ----------
      Total current assets..................................     1,015,600        888,600
                                                                ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................        14,700         20,000
  Buildings, structures and improvements....................       330,500        483,800
  Machinery and equipment...................................       882,800      1,034,600
  Construction in progress..................................         4,200          2,600
                                                                ----------     ----------
                                                                 1,232,200      1,541,000
  Less accumulated depreciation.............................       717,800        641,100
                                                                ----------     ----------
      Net property, plant and equipment.....................       514,400        899,900
                                                                ----------     ----------
OTHER ASSETS
  Goodwill (less accumulated amortization of $311,400,000
    and $284,500,000, respectively).........................       712,900        744,300
  Net deferred income taxes.................................        30,300             --
  Other.....................................................       209,900         60,600
                                                                ----------     ----------
      Total other assets....................................       953,100        804,900
                                                                ----------     ----------
                                                                $2,483,100     $2,593,400
                                                                ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......................    $   28,200     $   18,200
  Trade accounts payable....................................       234,100        111,900
  Accrued insurance obligations.............................        20,100         24,800
  Accrued advertising and promotion.........................        23,400         18,200
  Acme Boot guarantee.......................................        67,000             --
  Accrued payroll and vacation pay..........................        17,900         19,700
  Other accounts payable and accrued expenses...............       134,500        133,900
                                                                ----------     ----------
      Total current liabilities.............................       525,200        326,700
                                                                ----------     ----------
NONCURRENT LIABILITIES
  Long-term debt............................................     1,192,800        867,400
  Net deferred income taxes.................................            --         34,300
  Other.....................................................       343,000        271,200
                                                                ----------     ----------
      Total noncurrent liabilities..........................     1,535,800      1,172,900
                                                                ----------     ----------
COMMON STOCKHOLDERS' EQUITY
  Common stock and capital in excess of par value, $.01 par
    value; authorized, Class A, 200,000,000 shares, Class B,
    30,000,000 shares; issued and outstanding:
    Class A Common Stock, 66,216,720 and 69,937,600 shares,
     respectively...........................................       315,300        472,900
    Class B Common Stock, 5,684,276 and 6,690,976 Shares,
     respectively...........................................         3,700          4,400
  Retained earnings.........................................       140,700        628,300
  Currency translation, pension and investment
    adjustments.............................................       (37,600)       (11,800)
                                                                ----------     ----------
      Total common stockholders' equity.....................       422,100      1,093,800
                                                                ----------     ----------
                                                                $2,483,100     $2,593,400
                                                                ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................    $2,139,900    $2,447,400    $2,403,100
Cost of sales............................................     1,871,400     1,724,500     1,886,500
                                                             ----------    ----------    ----------
  Gross earnings.........................................       268,500       722,900       516,600
Selling, general and administrative expenses.............       524,800       378,000       429,700
Goodwill amortization....................................        26,800        26,700        37,300
Impairment write down of goodwill........................         4,600            --       158,500
                                                             ----------    ----------    ----------
  Operating earnings (loss)..............................      (287,700)      318,200      (108,900)
Interest expense.........................................       (84,700)     (103,600)     (116,900)
Other expense-net........................................       (79,300)      (36,400)      (21,700)
                                                             ----------    ----------    ----------
  Earnings (loss) from continuing operations before
     income tax expense (benefit) and cumulative effect
     of change in accounting principle...................      (451,700)      178,200      (247,500)
Income tax expense (benefit).............................       (66,300)       31,600       (19,700)
                                                             ----------    ----------    ----------
  Earnings (loss) from continuing operations before
     cumulative effect of change in accounting
     principle...........................................      (385,400)      146,600      (227,800)
  Discontinued operations -- LMP litigation..............      (102,200)           --            --
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --            --        (5,200)
                                                             ----------    ----------    ----------
  Net earnings (loss)....................................    $ (487,600)   $  146,600    $ (233,000)
                                                             ==========    ==========    ==========
Earnings (loss) per common share:
  Continuing operations..................................        $(5.18)        $1.92        $(3.00)
  Discontinued operations -- LMP litigation..............         (1.37)           --            --
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --            --         (0.07)
                                                             ----------    ----------    ----------
  Net earnings (loss)                                            $(6.55)        $1.92        $(3.07)
                                                             ==========    ==========    ==========
Earnings (loss) per common share -- assuming dilution:
  Continuing operations..................................        $(5.18)        $1.90        $(3.00)
  Discontinued operations -- LMP litigation..............         (1.37)           --            --
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --            --         (0.07)
                                                             ----------    ----------    ----------
  Net earnings (loss)....................................        $(6.55)        $1.90        $(3.07)
                                                             ==========    ==========    ==========
Average common shares outstanding
  Basic..................................................        74,400        76,400        75,900
                                                             ==========    ==========    ==========
  Diluted................................................        75,100        77,100        76,200
                                                             ==========    ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1997         1996         1995
                                                               ----         ----         ----
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)......................................  $(487,600)   $ 146,600    $(233,000)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used for) operating activities:
     Cumulative effect of change in accounting principle...         --           --        5,200
     Impairment write down of goodwill.....................      4,600           --      158,500
     Depreciation and amortization.........................    154,200      155,700      169,000
     Deferred income tax expense (benefit).................    (64,600)      23,200      (50,800)
     Decrease in notes and accounts receivable.............     69,200       93,700       34,700
     Decrease (increase) in inventories....................   (183,000)      60,200      (21,900)
     Increase (decrease) in trade accounts payable.........    122,200       51,800      (53,200)
     Other working capital changes.........................     86,100       (7,700)      39,900
     Special charges related to long-term items............    261,300           --       59,200
     Acme Boot charge......................................     32,000       35,000           --
     Net payments on retained liabilities related to former
       subsidiaries........................................    (19,600)     (18,000)     (16,300)
     Other-net.............................................    (69,700)     (26,800)      15,700
                                                             ---------    ---------    ---------
          Net cash provided by (used for) operating
            activities.....................................    (94,900)     513,700      107,000
                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.....................................    (55,400)     (44,500)    (125,600)
  Less amount attributable to capital leases...............         --           --        3,900
                                                             ---------    ---------    ---------
          Capital expenditures.............................    (55,400)     (44,500)    (121,700)
  Proceeds from sale of Hosiery Division...................         --       73,800           --
  Other-net................................................    (33,900)       2,000       18,400
                                                             ---------    ---------    ---------
          Net cash provided by (used for) investing
            activities.....................................    (89,300)      31,300     (103,300)
                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt.................     97,800       63,000           --
  Proceeds under line-of-credit agreements.................  1,245,800      488,500      546,700
  Payments under line-of-credit agreements.................   (981,900)    (979,600)    (550,800)
  Principal payments on long-term debt and capital
     leases................................................    (17,600)    (125,500)     (23,000)
  Common stock issued......................................     11,100       17,400          500
  Common stock repurchased.................................   (173,600)     (16,600)          --
                                                             ---------    ---------    ---------
          Net cash provided by (used for) financing
            activities.....................................    181,600     (552,800)     (26,600)
                                                             ---------    ---------    ---------
Net decrease in cash and cash equivalents (including
  restricted cash).........................................     (2,600)      (7,800)     (22,900)
Cash and cash equivalents (including restricted cash) at
  beginning of year........................................     18,700       26,500       49,400
                                                             ---------    ---------    ---------
Cash and cash equivalents (including restricted cash) at
  end of year..............................................  $  16,100    $  18,700    $  26,500
                                                             =========    =========    =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries other than its special purpose entity which is not consolidated (see "Sale of Accounts Receivable"). All material intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates depending upon certain risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the ability of the Company to successfully move labor-intensive segments of the manufacturing process offshore, the success of planned advertising, marketing and promotional campaigns and the actual fair values of assets held for sale, impaired assets and leased assets covered by residual value guarantees.

     INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market.

     During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method as it experienced reduced costs from offshore assembly operations and expects continuing cost reductions. The cost of inventories on a LIFO basis at December 31, 1997 was approximately equal to their replacement cost. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased the net loss for 1997 by $27,800,000, or $.37 per share. Due principally to the effect of LIFO reserve liquidations, net earnings previously reported for 1996 were reduced by $4,600,000 or $.06 per share, and the net loss previously reported for 1995 increased by $500,000 or $.01 per share.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Impaired assets are stated at fair value less estimated selling costs. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of depreciable assets. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized.

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

     DERIVATIVE COMMODITY INSTRUMENTS. Cotton futures contracts are the primary derivative commodity instruments utilized by the Company. These instruments are designated and effective as hedges of a portion of the probable periodic cotton purchases that would otherwise expose the Company to the risk of increases in the price of cotton consumed in manufacturing the Company's products. The contract terms match the Company's purchasing cycle. Options (caps and floors) are also used but are not currently material to the Company's financial condition or net income. Futures contracts are closed by cash settlement. Open futures contracts are marked to market. Realized and unrealized gains and losses are deferred and recognized in

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED) earnings as cotton costs are recovered through sales of the Company's products (the deferral accounting method). Deferred realized gains and losses are included as a component of inventory. Deferred unrealized gains and losses are included in other liabilities or assets and in cash flows from investing activities.

     DERIVATIVE FINANCIAL INSTRUMENTS. Interest rate swap agreements are the primary derivative financial instruments utilized by the Company. These instruments limit the Company's risk of exposure to increases in interest rates on selected portions of its variable rate debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements.

     DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 31, 1997 and 1996 were $28,000,000 and $40,200,000, respectively.

     SOFTWARE COSTS. Costs associated with the application development stage of significant new computer software applications for internal use are deferred and amortized over periods ranging from three to five years. Costs associated with the preliminary and post implementation stages of these projects are expensed as incurred.

     STOCK-BASED COMPENSATION. The Company accounts for stock based compensation in accordance with APB 25. The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, the Company typically recognizes no compensation expense for these stock option grants.

     PENSION PLANS. The Company maintains pension plans which cover substantially all employees. The plans provide for benefits based on an employee's years of service and compensation. The Company funds the minimum contributions required by the Employee Retirement Income Security Act of 1974.

     EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued FAS 128, Earnings per Share. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

     IMPAIRMENT. In 1995, the Company adopted FAS 121. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

     RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES

1997 Special Charges

     In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. These and other special charges totalled $441,700,000 ($372,200,000 after tax) categorized as follows (in thousands of dollars):

Closing and disposal of U.S. manufacturing and distribution
  facilities................................................    $251,400
Impairment of European manufacturing and distribution
  facilities................................................      44,100
Pro Player incentive compensation agreement.................      22,000
Other asset write downs and reserves........................     103,600
Changes in estimates of retained liabilities of former
  subsidiaries..............................................      20,600
                                                                --------
                                                                $441,700
                                                                ========

     Each of these categories is discussed below.

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and requires the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. The resulting redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. In addition, the Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of certain other U.S. based manufacturing assets. FAS 121 requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. Charges related to closing and disposal of U.S. manufacturing and distribution facilities consisted of the following (of which $175,500,000 were non-cash charges) (in thousands of dollars):

Loss on disposal of facilities, improvements and
  equipment.................................................    $232,600
Severance costs.............................................       8,400
Other.......................................................      10,400
                                                                --------
                                                                $251,400
                                                                ========

     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 1997 as required by FAS 121, EITF 94-3 or other authoritative literature. Assets held for sale included in other noncurrent assets in the accompanying Consolidated Balance Sheet totalled $104,700,000 at December 31, 1997.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Concluded)
     During 1997, events and circumstances indicated that certain of the Company's European manufacturing and distribution assets to be held and continued to be used might be impaired. Estimates of undiscounted cash flows indicated that the carrying amounts of these assets were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, less estimated selling costs, resulting in charges of approximately $44,100,000 in the fourth quarter of 1997 (of which $42,800,000 are non-cash charges).

     In the fourth quarter of 1997, the Company recorded a $22,000,000 charge for incentive compensation anticipated to be earned at its Pro Player subsidiary (none of which was paid in 1997). The Company recorded charges totalling $103,600,000 (of which $64,400,000 are non-cash charges) related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain agreements. The Company recorded charges totalling $20,600,000 related to changes in estimates of environmental and other retained liabilities of former subsidiaries (of which $8,000,000 are non-cash charges).

     The above charges were recorded as $276,800,000 of increases to cost of sales, $127,900,000 of increases to selling, general and administrative expenses, $4,600,000 of impairment write down of goodwill and $32,400,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the Special Charges, approximately $151,000,000 are to be paid in 1998 and future years, $10,900,000 of which relate to restructuring charges as defined by EITF No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

1995 Special Charges

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

     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased facilities, the write-off of fixed assets related to these facilities and changes in estimates of the cost of certain

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONCLUDED)
1995 Special Charges -- (Concluded)
of the Company's insurance obligations. The detail of these charges is presented below (in thousands of dollars):

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
                                                                -------
                                                                $82,800
                                                                =======

     These charges were recorded in the fourth quarter of 1995 as required by EITF No. 94-3 or other authoritative literature.

     The Company recorded charges of approximately $5,800,000 related to the cost of providing severance and benefits to employees affected by the facility closings as well as certain administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities of former subsidiaries. Also, the Company adopted a plan to realign certain of its corporate headquarters functions and to terminate its relationship for management services with FII and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. These charges included certain valuation reserves and the impact of license agreements which relate specifically to the SALEM and GITANO brands. The total impact of the charges in 1995 (including the write down of goodwill) pertaining to the SALEM and GITANO brands was $164,100,000. See "RELATED PARTY TRANSACTIONS."

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling general and administrative expenses and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $4,900,000 and $33,400,000 were paid in 1997 and 1996 and $43,400,000 remain to be paid in 1998 and future years, $900,000 of which relate to restructuring charges as defined by EITF No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

SALE OF HOSIERY DIVISION

     In November 1996, the Company completed the sale of a substantial portion of its hosiery manufacturing operations and related assets for $73,800,000 in cash. The sale resulted in a pretax gain of $4,200,000 or $.03 per share -- assuming dilution after tax. The purchaser also entered into a ten year licensing agreement with the Company granting the purchaser an exclusive royalty-bearing license to use the Fruit of the Loom

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SALE OF HOSIERY DIVISION -- (CONCLUDED)
tradename and trademark for the manufacture, sale and distribution of athletic, casual and dress socks for adults and children.

ACQUISITIONS

     In March 1994, the Company acquired certain assets of Gitano for approximately $91,400,000. In August 1994, the Company acquired Pro Player for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation of varying amounts up to a maximum of $47,100,000 based in part on the attainment of certain levels of operating performance by the acquired entity. In the fourth quarter of 1997, the Company recorded a $22,000,000 charge related to this compensation agreement. In November 1993, the Company acquired Salem for approximately $157,600,000, including approximately $23,900,000 of Salem debt which was repaid by the Company. The aforementioned acquisitions (collectively, the "Acquisitions") were accounted for using the purchase method of accounting. Accordingly, the purchase prices were allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $215,000,000 and was originally being amortized over periods ranging from 15 to 20 years. In 1995, the Company wrote-off the remaining balance of all goodwill related to the acquisitions of Salem and Gitano. See "SPECIAL CHARGES."

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totalling $1,300,000 and $7,900,000 were included in cash and cash equivalents at December 31, 1997 and 1996, respectively. Included in short-term investments at December 31, 1997 and 1996 was $1,300,000 and $6,800,000 of restricted cash. These investments were carried at cost, which approximated quoted market value.

SALE OF ACCOUNTS RECEIVABLE

     Under a three-year receivables purchase agreement entered into in December 1996, the Company, through a wholly-owned special purpose entity ("SPE"), can sell up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, $183,000,000 and $200,000,000 of trade accounts receivable were sold at December 31, 1997 and 1996, respectively.

     Prior to January 1, 1997, the Company accounted for these sales in accordance with FAS 77 "Reporting by Transferors for Transfers of Receivables with Recourse," under which accounts of the SPE were consolidated. Effective January 1, 1997, the Company adopted FAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for sales of trade accounts receivable. Adoption of FAS 125 had no impact on net income in 1997. Under FAS 125, however, the Company no longer consolidates the SPE. Rather, the SPE is reflected as an equity basis investment as of December 31, 1997, in the accompanying Consolidated Balance Sheet.

     Sales of trade accounts receivable are reflected as a reduction of notes and accounts receivable in the accompanying Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows. The proceeds from the sale are less than the face amount of trade accounts receivable sold by a discounted amount which closely approximates the purchaser's financing cost of issuing its own commercial paper backed by these and other

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SALE OF ACCOUNTS RECEIVABLE -- (CONCLUDED) accounts receivable. Trade accounts payable in the accompanying Consolidated Balance Sheet at December 31, 1997, included advances totalling $83,100,000 owed to the ultimate purchaser by the Company.

     The full amount of the allowance for possible losses has been retained by the SPE and classified as a recourse liability because the SPE, as agent for the purchaser, retains the same risk of credit loss, including collection and administrative responsibilities, as if the receivables had not been sold. The fair value of the recourse liability of $20,900,000 included in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 1996 approximated the allocated allowance for possible losses given the short-term nature of the transferred receivables.

     The discount and fees under this agreement are variable based on the general level of interest rates and the Company's debt ratings. Rates ranged from 5.14% to 5.92% during 1997 and from 5.37% to 5.83% during 1996 on the amount of the undivided interest sold plus certain administrative and servicing fees typical in such transactions. These costs were approximately $11,800,000 and $1,700,000 in 1997 and 1996 and were charged to other expense -- net in the accompanying Consolidated Statement of Operations. The Company receives compensation for servicing that is approximately equal to its cost of servicing the accounts receivable. Accordingly, no servicing asset or liability is recorded.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)

                                                                                DECEMBER 31,
                                                                            ---------------------
                                                           INTEREST RATE       1997        1996
                                                           -------------       ----        ----
Senior Secured
  Capitalized lease obligations, maturing 1997-2017(1)...  4.25 - 11.13%    $   50,300   $ 67,000
                                                                            ----------   --------
Senior Unsecured
  Fixed rate Canadian debt, maturing 1998-2008...........          6.97%       105,900    112,100
  Foreign Credit Facilities, maturing 1998...............      Variable(2)       7,000     22,500
  Term Loan, maturing 1998-2002(8).......................      Variable(3)     100,000         --
  Irish Term Loan, maturing 1999.........................      Variable(4)      23,400     25,700
  Credit Agreement, maturing 1999........................      Variable(5)          --     37,700
  Fixed rate debt, maturing 1999(7)(8)...................          7.97%       249,600    249,400
  Bank Credit Agreement, maturing 2002(8)................      Variable(6)     312,200         --
  Nonredeemable fixed rate debt, maturing 2003(8)(9).....          6.61%       149,200    149,100
  Fixed rate debt, maturing 2011(10).....................          12.6         75,400     74,100
  Nonredeemable fixed rate debt, maturing 2023(8)(11)....          7.49        148,000    148,000
                                                                            ----------   --------
     Total Senior Unsecured..............................                    1,170,700    818,600
                                                                            ----------   --------
Total....................................................                    1,221,000    885,600
Less current maturities..................................                      (28,200)   (18,200)
                                                                            ----------   --------
Total long-term debt.....................................                   $1,192,800   $867,400
                                                                            ==========   ========

-------------------------
 (1) Represents the principal portion on capitalized lease obligations. The capitalized leases are secured by the related property under lease.

 (2) Interest ranged from 5.24% to 6.44% during 1997 and 3.39% to 11.05% during 1996. The weighted average interest rate for borrowings outstanding at December 31, 1997 was approximately 5.24%.

 (3) Interest ranged from 6.11% to 6.39% during 1997.

 (4) Interest ranged from 6.30% to 6.82% during 1997 and 3.39% to 10.38% during 1996. The weighted average interest rate for borrowings outstanding at December 31, 1997 was approximately 6.82%.

 (5) Interest ranged from 5.73% to 8.50% during 1997 and 5.55% to 8.50% during 1996.

 (6) Interest ranged from 5.93% to 8.50% during 1997.

 (7) Net of unamortized discount of $400 and $600 in 1997 and 1996, respectively (nominal rate 7.875%).

 (8) The obligations of the Company under the Bank Credit Agreement, the Canadian Debt (as hereinafter defined), the Foreign Credit Facilities and the Irish Term Loan are guaranteed by certain of the Company's subsidiaries and such debt effectively ranks ahead of this fixed rate debt with respect to such guarantees.

 (9) Net of unamortized discount of $800 and $900 in 1997 and 1996, respectively (nominal rate 6.5%).

(10) Net of unamortized discount of $49,600 and $50,900 in 1997 and 1996, respectively (nominal rate 7%). This fixed rate obligation ranks pari passu with the Company's Bank Credit Agreement.

(11) Net of unamortized discount of $2,000 in 1997 and 1996 (nominal rate
     7.375%).

     In September 1997, the Company entered into a Bank Credit Agreement maturing September 2002, replacing the prior Credit Agreement, maturing June 1999. The Bank Credit Agreement provides the Company with an $900,000,000 line of credit which consists of a $600,000,000 revolving line of credit, a

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONCLUDED)
$200,000,000 364-day facility and a $100,000,000 Term Loan. At December 31, 1997, no borrowings were outstanding under the $200,000,000 364-day facility. At December 31, 1997, $22,200,000 of letters of credit were issued under the Bank Credit Agreement. The letters of credit were issued to secure various insurance, debt and other obligations. At December 31, 1996, approximately $73,000,000 of letters of credit were issued under the Credit Agreement. In 1996, the letters of credit were issued to secure a bond posted in connection with the appeal of the LMP Litigation. Borrowings under the Bank Credit Agreement bear interest at a rate approximating the prime rate (8.50% at December 31, 1997) or, at the election of the Company, at rates approximating LIBOR (6.00% at December 31, 1997) plus 30 basis points. The Company also pays a facility fee (the "Facility Fee") under the Bank Credit Agreement equal to 15 basis points on the aggregate commitments thereunder. Interest rates and the Facility Fee are subject to increase or decrease based upon the Company's unsecured debt ratings. The weighted average interest rate for borrowings outstanding under the Bank Credit Agreement at December 31, 1997 was approximately 6.53%. Borrowings under the Bank Credit Agreement are guaranteed by certain of the Company's subsidiaries.

     The Company has an additional $135,000,000 of letter of credit facilities from its bank lenders. At December 31, 1997 and 1996, approximately $77,500,000 and $83,200,000, respectively, of letters of credit were issued under these facilities, to secure various insurance, debt, trade and other obligations, of which $67,100,000 and $55,800,000 of these obligations are reflected in the accompanying Consolidated Balance Sheet as of December 31, 1997 and 1996, respectively.

     The Company's wholly-owned subsidiary, Fruit of the Loom Canada, Inc., has an unsecured senior note due in installments through 2008 (the "Canadian Debt") that was issued in a private placement transaction with certain insurance companies. The Canadian Debt is fully guaranteed by the Company and its principal operating subsidiaries and ranks pari passu in right of payment with the Bank Credit Agreement.

     The Bank Credit Agreement imposes certain limitations on, and requires compliance with covenants from, the Company and its subsidiaries including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on incurrence of additional indebtedness and granting of certain liens and guarantees; (iii) restrictions on mergers, sale and leaseback transactions, asset sales and investments, and (iv) provides for the acceleration of the amounts outstanding thereunder should a change in ownership occur, unless waived by the required lenders. As of December 31, 1997, the Company was not in compliance with certain of the financial covenants. Subsequent to December 31, 1997 the Bank Credit Agreement was amended. The Company is in compliance with the terms of the amended Bank Credit Agreement. The Bank Credit Agreement also allows the Company to pay dividends on its common stock so long as, among other things, the aggregate amount of such dividends paid since September 19, 1997 through December 31, 1998 does not exceed $300,000,000.

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $28,200,000 in 1998; $295,000,000 in 1999;
$20,800,000 in 2000; $21,000,000 in 2001; and $332,200,000 in 2002.

     Cash payments of interest on debt were $86,700,000, $101,600,000 and $114,600,000 in 1997, 1996 and 1995, respectively. These amounts exclude amounts capitalized.

FINANCIAL INSTRUMENTS

     During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company is party to interest rate swap contracts for $50,000,000 expiring in 1998 and $50,000,000 expiring in 1999 that have the effect of converting floating rate debt based on three month LIBOR rates into fixed rate debt. The average annual variable rate received in

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

FINANCIAL INSTRUMENTS -- (CONCLUDED)
1997 and 1996 was 5.70% and 5.53%, respectively. The average annual fixed rate paid in 1997 and 1996 was 5.05% for both years.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices when available. At December 31, 1997 and 1996, the fair value of the Company's debt was approximately $1,267,400,000 and $921,900,000, respectively.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 47.8% of net sales in 1997 and approximately 38.9% of accounts receivable at December 31, 1997. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain operations. The Company's retained liability reserves at December 31, 1997 consist primarily of certain environmental and product liability reserves of approximately $66,000,000. The Company has recorded receivables related to these liabilities of approximately $13,800,000 which management believes will be recovered from insurance and other sources. Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. The Company's retained liability reserves principally pertain to 10 specifically identified environmental sites and the aforementioned product liabilities. Three sites and the total product liabilities each individually represent more than 10% of the net reserve and in the aggregate represent approximately 58% of the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. Management

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
currently estimates actual payments before recoveries by year for the next five years and thereafter as noted below (in thousands of dollars):

1998........................................................  $14,300
1999........................................................   10,600
2000........................................................    7,200
2001........................................................    6,800
2002........................................................    4,500
Thereafter..................................................   22,600
                                                              -------
                                                              $66,000
                                                              =======

     Only the long-term monitoring costs of approximately $13,900,000, primarily scheduled to be paid in 2002 and beyond, have been discounted. The discount rate used was 10%. The undiscounted aggregate long-term monitoring costs, to be paid during the years 2002 through 2027, are approximately $32,500,000. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92. In addition, in 1996 the Company elected to early adopt Statement of Position 96-1, Environmental Remediation Liabilities, the impact of which was not material to the Company.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1998 and future years.

     In February 1986, the Company completed the sale of stock of its then wholly-owned subsidiary, Universal, to MagneTek. At the time of the sale, there was a suit pending against Universal and Northwest Industries, Inc. by L.M.P. Corporation ("LMP"). The suit alleged that Universal and Northwest Industries, Inc. fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. In accordance with an agreement between the Company and the plaintiffs (the "Settlement Agreement"), the Company paid $28,600,000 to the plaintiffs on August 18, 1997 and paid an additional $73,600,000 including interest on November 24, 1997. The Company took a charges of $101,200,000 in the third quarter 1997 and $1,000,000 in the fourth quarter of 1997 to reflect these costs which are classified as discontinued operations in the accompanying Consolidated Statement of Operations.

     In March 1988, a class action suit entitled Endo, et al. v. Albertine, et al. (the "Endo Class Action") was filed in the United States District Court for the Northern District of Illinois (the "District Court") against the Company, its then directors, certain of its then executive officers, its then underwriters and the Company's current independent auditors in connection with the Company's initial public offering of Class A Common Stock and certain debt securities in March 1987. The suit alleged, among other things, violations of Federal and state securities laws against all of the defendants, as well as breaches of fiduciary duties by the director and officer defendants, and sought unspecified damages.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
     The Endo Class Action was settled in October 1997 and approved by the District Court in February 1998. The settlement cost recorded in the third quarter of 1997 of $1,500,000, net of insurance proceeds, is included in Other expense-net in the accompanying Consolidated Statement of Operations, to reflect the settlement.

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

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of FI held by non-affiliated third parties. In consideration of the guarantee, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Shares of the Company held by Mr. Farley and the assets held for the benefit of Mr. Farley under the Company's Senior Executive Officer Deferred Compensation Trust. The loan matures on November 19, 1998. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At December 31, 1997, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $64,600,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland or Germany.

     In connection with the Company's transaction with Acme Boot during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). FI owns 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of FI. See "OTHER EXPENSE-NET" and "RELATED PARTY TRANSACTIONS." At December 31, 1997 the Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit. The Acme Boot Credit Facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries. At December 31, 1997 approximately $27,000,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facility.

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in January 1998. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock"). The Company has fully reserved for the amount of the Junior Preferred Stock. The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONCLUDED)
voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Series B Preferred Stock (the "Acme 12 1/2% Preferred Stock") is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme
12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot. At December 31, 1997, approximately $36,700,000 remains outstanding under the New Acme Credit Agreement. In addition, the Company loaned Acme Boot $8,000,000 in August 1997 to provide Acme Boot with supplemental working capital during Acme Boot's peak selling season. The loan was made in the form of a demand note payable and is senior to all indebtedness of Acme Boot.

     Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):

                            CONDENSED BALANCE SHEET

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1997           1996
                                                             ----           ----
Current assets.........................................    $ 29,900       $ 32,900
Noncurrent assets -- net...............................       3,400          1,600
                                                           --------       --------
                                                           $ 33,300       $ 34,500
                                                           ========       ========
Current liabilities....................................    $ 81,300       $ 11,100
Noncurrent liabilities.................................      12,300         67,600
Preferred stock........................................       4,300          3,400
Common stockholders' deficit...........................     (64,600)       (47,600)
                                                           --------       --------
                                                           $ 33,300       $ 34,500
                                                           ========       ========

                       CONDENSED STATEMENT OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             1997           1996
                                                             ----           ----
Net sales..............................................    $ 52,600       $ 89,600
                                                           ========       ========
Gross earnings.........................................    $  9,300       $ 26,500
                                                           ========       ========
Operating loss.........................................    $ (6,100)      $(15,600)
                                                           ========       ========
Net loss...............................................    $(12,400)      $(19,500)
                                                           ========       ========

     As a result of the Acme Boot operating performance and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company recorded charges of $32,000,000 in the third quarter of 1997 and $35,000,000 in the fourth quarter of 1996 related to the Company's evaluation of its exposure under the Acme Boot guarantees. See "OTHER EXPENSE-NET."

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LEASE COMMITMENTS -- (CONCLUDED)
covered by the lease is limited to $175,000,000. At December 31, 1997 and 1996, approximately $30,400,000 was available and unused under this facility. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 (in thousands of dollars):

                                                              CAPITALIZED    OPERATING
                                                                LEASES        LEASES
                                                              -----------    ---------
YEAR ENDING DECEMBER 31,
  1998....................................................     $  4,700       $33,300
  1999....................................................        3,600        29,100
  2000....................................................        3,600        11,400
  2001....................................................        3,600         5,200
  2002....................................................        3,600         2,200
  Years subsequent to 2002................................       63,800         1,000
                                                               --------       -------
Total minimum lease payments..............................       82,900       $82,200
                                                                              =======
Imputed interest..........................................      (32,600)
                                                               --------
Present value of minimum capitalized lease payments.......       50,300
Current portion...........................................        1,500
                                                               --------
Long-term capitalized lease obligations...................     $ 48,800
                                                               ========

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                                DECEMBER 31,
                                                            ---------------------
                                                              1997         1996
                                                              ----         ----
Land....................................................    $   8,300    $  9,000
Buildings, structures and improvements..................       58,500      61,700
Machinery and equipment.................................       82,500      82,500
                                                            ---------    --------
                                                              149,300     153,200
Accumulated amortization................................     (101,900)    (93,200)
                                                            ---------    --------
                                                            $  47,400    $ 60,000
                                                            =========    ========

     Rental expense for operating leases amounted to $33,700,000, $34,100,000 and $30,200,000 in 1997, 1996 and 1995, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS

     The Company has a number of compensation plans that provide a variety of stock-based incentive awards to Directors, officers and key employees. Various plans provide for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock awards in lieu of obligations, dividend equivalents, other stock-based awards and performance or annual incentive awards that may be settled in cash, stock or other property. As of December 31, 1997 a total of 11,190,700 shares of the Company's Class A Common Stock were reserved for issuance under these plans, including option and other awards outstanding totalling 6,037,600 shares. Each plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").

     Under the Company's stock-based compensation plans, stock options may be granted to eligible employees of the Company and its subsidiaries, at a price not less than the market price on the date of grant. Options granted vest, may be exercised and expire at such time as prescribed by the Compensation Committee. No option granted is exercisable beyond ten years from the grant date. The Compensation Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award. Such accelerated exercisability, lapse, expiration and vesting occurs automatically under certain plans in the event of a change of control of the Company.

     Following is a summary of option activity for the three years ended December 31, 1997.

                                                  1997                      1996                      1995
                                          ---------------------    ----------------------    ----------------------
                                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE                   AVERAGE
                                           OPTIONS      PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                           -------     --------     -------      --------     -------      --------
Outstanding January 1.................    5,079,400     $23.63      4,169,900     $19.80      3,195,900     $26.62
Granted...............................    2,086,800      39.61      2,215,400      27.62      4,660,500      21.45
Exercised.............................     (563,800)     19.69     (1,050,500)     16.33        (50,900)      9.70
Cancelled/expired.....................     (587,000)     28.81       (255,400)     25.98     (3,635,600)     28.05
                                          ---------                ----------                ----------
Outstanding, December 31..............    6,015,400      29.04      5,079,400      23.63      4,169,900      19.80
                                          =========                ==========                ==========
Exercisable:
  At December 31......................    2,071,100      22.17      1,391,900      19.60      1,878,300      18.21
  Upon completion of additional
    service...........................    3,944,300      32.65      3,187,500      24.57      1,641,600      18.02
  Upon completion of additional
    service and achievement of
    specified performance targets.....           --         --        500,000      28.88        650,000      28.88
                                          ---------                ----------                ----------
  Total outstanding...................    6,015,400      29.04      5,079,400      23.63      4,169,900      19.80
                                          =========                ==========                ==========
  Weighted average fair value of
    options granted during the year...                  $15.79                    $11.36                    $10.66
                                                        ======                    ======                    ======

     The following information is as of December 31, 1997.

                                                                               WEIGHTED
                                                                                AVERAGE
                                                                  WEIGHTED     REMAINING                    WEIGHTED
                                                     OPTIONS      AVERAGE     CONTRACTUAL      OPTIONS      AVERAGE
           RANGE OF EXERCISE PRICES                OUTSTANDING     PRICE         LIFE        EXERCISABLE     PRICE
           ------------------------                -----------    --------    -----------    -----------    --------
$ 6.38 to $14.50...............................        52,400      $12.42      2.6 Years         52,400      $12.42
$17.75 to $27.06...............................     3,544,900       21.91      7.9 Years      1,750,500       20.27
$30.88 to $42.00...............................     2,418,100       39.85      8.9 Years        268,200       36.46
                                                    ---------                                 ---------
                                                    6,015,400                                 2,071,100
                                                    =========                                 =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
     In 1995, the Company's Board of Directors approved the repricing of certain of the Company's stock options which had exercise prices higher than the then market price of Class A Common Stock. The Company took this action as a means of reestablishing the long-term incentive benefits for which the stock option plans were originally designed. The Company exchanged previously granted stock options for fewer new stock options at an exercise price equal to the fair market value on the date of the exchange using a replacement formula based on the modified Black-Scholes Option Pricing Model. Options granted in 1995 included 2,509,100 options which were exchanged in the repricing in 1995.

     In 1997, the Company granted 88,900 shares of performance units with a fair value of $41 per share. These units conferred upon the participants the right to receive one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned at the end of a performance and service period. No performance units were earned based on 1997 performance, and all 88,900 performance units were cancelled.

     In 1996, the Company granted 392,800 shares of performance units with a fair value of $25.88 per share. These units conferred upon the participants the right to receive at the end of a performance and service period one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned. Vesting was subject to acceleration if a target market price was achieved for the Class A Common Stock. These performance units were earned in full in 1996 and accelerated vesting occurred in January 1997. Each performance unit was valued at the market price of the Class A Common Stock on the date the performance units vested.

     In 1995 the Company granted 56,000 shares of performance units with a fair value of $24.88 per share. These units conferred upon the participants the right to receive one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned at the end of a performance and service period. Of these units, 8,300 were cancelled and the remaining 47,700 units were earned in 1996. Each performance unit was valued at the market price of the Class A Common Stock on the date the performance units were earned.

     In 1995 the Company's stockholders approved the Company's 1995 Non-Employee Directors' Stock Plan (the "1995 Directors' Plan"). The 1995 Directors' Plan provides for the issuance of up to 200,000 shares of the Company's Class A Common Stock, which shares are reserved and available for issuance under the plan. Only directors who are not employees of the Company, any parent or subsidiary of the Company or FII are eligible to participate in the 1995 Directors' Plan (the "Eligible Directors"). The 1995 Directors' Plan provides for granting restricted stock units, each representing the right to receive one share of the Company's Class A Common Stock (the "Restricted Stock Units"), to each Eligible Director. Restricted Stock Units vest on the second anniversary of the grant date and are subject to forfeiture in the event the recipient ceases to serve as a director prior to the second anniversary of the date of grant for any reason other than death, disability, retirement or upon the occurrence of a change of control as defined in the 1995 Plan. Each Eligible Director received an initial grant of 2,500 Restricted Stock Units. Each Eligible Director also received annual grants of 1,250, 1,850 and 1,850 Restricted Stock Units in 1995, 1996 and 1997, respectively, and the 1995 Directors' Plan provides for grants thereafter of 1,850 Restricted Stock Units annually to each Eligible Director. During 1997, all Restricted Stock Units vested were valued at the market price of the Class A Common Stock on the date the Restricted Stock Units vested. In total, 22,200 and 35,450 Restricted Stock Units were outstanding at December 31, 1997 and 1996, respectively, none of which were vested.

     In 1994, the Company granted performance shares to eligible employees of the Company, its subsidiaries and FII. The Compensation Committee set performance goals to be achieved over an initial performance period of two years. In September 1995, the Compensation Committee extended the initial performance period two years to December 31, 1997. In 1996, 92,000 performance shares were earned in full, and each

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
performance share was valued at the market price of the Class A Common Stock on the date the performance shares were earned.

     At December 31, 1997 and 1996, approximately 94,000 and 131,400 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1989 Stock Grant Plan. Under the terms of this plan, eligible employees of the Company and its subsidiaries are awarded shares, subject to forfeitures or certain restrictions which generally expire three years from the date of the grant. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to the above mentioned restrictions. The Company canceled 4,000 previously issued shares during 1997. The Company granted approximately 41,300 shares to eligible employees during 1997.

     At December 31, 1997 and 1996, approximately 298,600 shares of Class A Common Stock were reserved for issuance under the Company's 1987 Long-Term Bonus Plan. Under the terms of this plan, eligible employees of the Company's operating subsidiary participate in cash and stock bonus pools for four year plan periods. Awards under this plan are payable in a combination of cash and stock. No new four year plan period began subsequent to December 31, 1990.

     The Company has elected to follow APB 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company records no compensation expense for options granted under any of its stock plans because the exercise price of the stock options equals the market price of the underlying Class A Common Stock on the date granted. For other stock-based compensation awards, the Company recognized compensation costs under APB 25 totaling $2,200,000, $15,700,000 and $2,700,000 in 1997, 1996 and 1995 respectively.

     FAS 123 requires the Company to disclose pro forma net earnings and earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994, under the fair value method of that statement. The fair values of options under FAS 123 were estimated at each grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.13% in 1997, 5.65% in 1996 and 6.34% in 1995, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of .33 in 1997 and .36 in 1996 and 1995, and an expected option life of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the following pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period (in thousands of dollars, except per share information):

                                                             1997            1996           1995
                                                             ----            ----           ----
Pro forma net earnings (loss)..........................    $(503,800)      $141,500       $(235,600)
Pro forma earnings (loss) per share:
  Basic................................................       $(6.77)         $1.85          $(3.10)
  Assuming dilution....................................       $(6.77)         $1.84          $(3.10)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONCLUDED)
     Because FAS 123 is applicable only to stock-based compensation awards granted after December 31, 1994, the effects of applying FAS 123 for pro forma disclosure will not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

STOCKHOLDERS' EQUITY

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1997         1996        1995
                                                                  ----         ----        ----
                                                                          (IN THOUSANDS)
Common Shares
  Balance, beginning of period..............................       76,629      75,960       75,851
  Class A shares issued upon exercise of options............          564       1,059           51
  Class A shares issued under stock grant plan-net..........           37          50           58
  Class A shares repurchased................................       (5,329)       (440)          --
                                                                ---------    --------    ---------
  Balance, end of period....................................       71,901      76,629       75,960
                                                                =========    ========    =========
Common Stock and Capital in Excess of Par Value
  Balance, beginning of period..............................    $ 477,300    $470,000    $ 468,100
  Class A shares issued upon exercise of options............       14,100      22,500          700
  Class A shares issued under stock grant plan-net..........        1,200       1,400        1,200
  Class A shares repurchased................................     (173,600)    (16,600)          --
                                                                ---------    --------    ---------
  Balance, end of period....................................    $ 319,000    $477,300    $ 470,000
                                                                =========    ========    =========
Retained Earnings
  Balance, beginning of period..............................    $ 628,300    $481,700    $ 714,700
  Net earnings (loss).......................................     (487,600)    146,600     (233,000)
                                                                ---------    --------    ---------
  Balance, end of period....................................    $ 140,700    $628,300    $ 481,700
                                                                =========    ========    =========
Currency Translation, Minimum Pension Liability and
  Investment Adjustments
  Balance, beginning of period..............................    $ (11,800)   $(22,500)   $ (22,900)
  Translation adjustments-net...............................      (27,600)     12,500        1,000
  Minimum pension liability adjustment......................          900        (900)        (600)
  Unrealized loss on investments............................          900        (900)          --
                                                                ---------    --------    ---------
  Balance, end of period....................................    $ (37,600)   $(11,800)   $ (22,500)
                                                                =========    ========    =========

     In the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. All previously reported results have been restated to reflect the retroactive application of this accounting change. As a result of this change, previously reported retained earnings of $680,600,000 at January 1, 1995 were increased by $34,100,000.

     Holders of Class A Common Stock are entitled to receive, on a cumulative basis, the first dollar per share of dividends declared. Thereafter, holders of Class A Common Stock and Class B Common Stock will share ratably in any dividends declared. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes. The Class B Common Stock is convertible into the Class A Common Stock on a share for share basis. During 1997, 1,006,700 Class B shares were converted to Class A shares.

     In November 1996 the Company's Board of Directors authorized the repurchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. In December 1996, the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY -- (CONCLUDED)
Company repurchased 440,400 shares of its Class A common stock at an aggregate cost of $16,600,000. In 1997, the Company repurchased 5,329,000 shares of its Class A Common Stock at an aggregate cost of $173,600,000.

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

     Approximately 8.0% of the Company's common stock at December 31, 1997 is held by FI and Mr. Farley. Because these affiliates hold all of the Class B Common Stock of the Company outstanding, which has five votes per share, they control approximately 30.1% of all voting rights of the Company. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock and Class B Common Stock voting together as a single class, except for the election of directors. With respect to the election of directors, holders of the Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors constituting the entire Board of Directors and, if not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. If, at the record date for any stockholder meeting at which directors are elected, the number of shares of Class B Common Stock outstanding is less than 12.5% of the total number of shares of both classes of common stock outstanding, then the holders of Class A Common Stock would vote together with the holders of Class B Common Stock to elect the remaining directors to be elected at such meeting, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having five votes per share. At December 31, 1997 FI and Mr. Farley's combined ownership of Class B Common Stock is approximately 7.9% of the total common stock of the Company outstanding. As a result, Mr. Farley does not have the sole ability to elect those members of the Company's Board of Directors who are not separately elected by the holders of the Company's Class A Common Stock.

     At December 31, 1997 and 1996, 35,000,000 shares of Preferred Stock with a par value of $.01 per share were authorized, none of which have been issued.

BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company operates in only one business segment consisting of the manufacturing and marketing of basic apparel. Sales to one customer amounted to approximately 18.8%, 16.8% and 19.5% of consolidated net sales in 1997, 1996 and 1995, respectively. Additionally, sales to a second customer amounted to approximately 14.7%, 12.2% and 10.8% of consolidated net sales in 1997, 1996 and 1995, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION -- (CONCLUDED)
     Sales, operating earnings and identifiable assets are as follows (in thousands of dollars):

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1997          1996          1995
                                                               ----          ----          ----
Net Sales
  Domestic................................................  $1,783,900    $2,080,500    $2,040,300
  Foreign.................................................     356,000       366,900       362,800
                                                            ----------    ----------    ----------
  Total...................................................  $2,139,900    $2,447,400    $2,403,100
                                                            ==========    ==========    ==========
Operating Earnings (Loss)
  Domestic................................................  $ (231,500)   $  294,400    $  (54,300)
  Foreign.................................................     (13,700)       47,600       (19,000)
  General corporate expenses..............................     (42,500)      (23,800)      (35,600)
                                                            ----------    ----------    ----------
  Total...................................................  $ (287,700)   $  318,200    $ (108,900)
                                                            ==========    ==========    ==========
Identifiable Assets
  Domestic................................................  $2,100,200    $2,167,800    $2,484,600
  Foreign.................................................     323,100       392,700       402,000
  Corporate...............................................      59,800        32,900        86,500
                                                            ----------    ----------    ----------
  Total...................................................  $2,483,100    $2,593,400    $2,973,100
                                                            ==========    ==========    ==========

     The operating loss and identifiable assets for 1997 and 1995 reflect the effect of special charges recorded in the fourth quarter of 1997 and 1995. See "SPECIAL CHARGES." Corporate assets presented above consist primarily of cash and other short-term investments, deferred financing costs and a receivable related to anticipated environmental recoveries. Corporate assets also include Federal income taxes receivable in 1997 and 1995.

PENSION PLANS

     Pension expense was $10,200,000, $11,900,000 and $12,200,000 in 1997, 1996
and 1995, respectively. The net pension expense is comprised of the following (in thousands of dollars):

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
Components:
  Service cost -- benefits earned during the period.........    $ 11,100    $ 12,100    $ 12,800
  Interest cost on projected benefit obligation.............      14,400      13,500      13,100
  Return on assets:
     Actual (gain)..........................................     (11,600)    (21,900)    (27,900)
     Deferred actuarial gains (losses)......................      (4,000)      8,200      14,900
  Amortization of unrecognized net loss.....................       1,300         700         600
  Amortization of prior service cost........................         300         200         200
  Amortization of unrecognized January 1, 1987 net
     transition asset.......................................      (1,300)     (1,300)     (1,300)
  Curtailment loss (gain)...................................          --         400        (200)
                                                                --------    --------    --------
     Net periodic pension cost..............................    $ 10,200    $ 11,900    $ 12,200
                                                                ========    ========    ========
Assumptions:
  Discount rate.............................................         8.0%        7.5%       8.25%
  Rates of increase in compensation levels..................         4-7%        4-7%        5-8%
  Expected long-term rate of return on assets...............          10%         10%         10%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

PENSION PLANS -- (CONTINUED)
     The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet (in thousands of dollars):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
Actuarial present value of benefit obligations:
  Vested benefits...........................................    $156,800    $137,600
  Non-vested benefits.......................................       7,500       8,000
                                                                --------    --------
     Accumulated benefit obligation.........................     164,300     145,600
  Effect of projected future salary increases...............      29,800      36,700
                                                                --------    --------
Projected benefit obligation................................     194,100     182,300
Plan assets at fair value...................................     167,700     157,400
                                                                --------    --------
Plan assets less than projected benefit obligation..........     (26,400)    (24,900)
Unrecognized actuarial losses...............................       7,600       1,700
Unrecognized prior service cost.............................       3,100       2,400
Unrecognized net transition asset at end of period..........      (3,700)     (4,700)
Additional minimum liability................................      (3,300)     (4,200)
                                                                --------    --------
Unfunded accrued pension cost at end of period..............    $(22,700)   $(29,700)
                                                                ========    ========

     The discount rate for purposes of determining the funded status of the plans at December 31, 1997 and 1996 was 7.5% and 8.0%, respectively.

     Plan assets for the Company's funded plans, which are primarily invested in international and domestic debt securities, international and domestic equity securities, real estate and venture capital funds, are commingled in a master trust which includes the assets of the pension plans of substantially all affiliated companies controlled directly and indirectly by Mr. Farley (the "Master Trust"). Plan assets, except those that are specifically identified to a particular plan, are shared by each of the plans in the Master Trust ("Allocated Assets"). Any gains and losses associated with the Allocated Assets are spread among each of the plans based on each plan's respective share of the Allocated Assets market value. The Company's plan assets represent approximately 67.0% and 70.0% of the Master Trust Allocated Assets at December 31, 1997 and 1996, respectively.

     Included in the Master Trust Allocated Assets at December 31, 1997 and 1996 were 647,852 shares (with a cost of $5,100,000 and a market value of $16,600,000 and $24,500,000, respectively) of the Company's Class A Common Stock.

     As of December 31, 1997 and 1996, the Master Trust holds 348,012 shares (with a cost of $7,700,000 and a market value of $8,900,000 and $13,200,000, respectively) of the Company's Class A Common Stock (these shares are in addition to the 647,852 shares noted in the immediately preceding paragraph) that are specifically identified to the retirement plan of FI. Any change in market value associated with these shares is allocated entirely to the FI plan and does not affect the Master Trust Allocated Assets.

     FAS 87, Employers' Accounting For Pensions requires recognition in the balance sheet of a minimum liability at least equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or as a reduction in equity. To reflect the balance sheet provisions of FAS 87 relative to certain unfunded nonqualified pension plans, the Company has recorded minimum liabilities of $3,300,000 and $4,200,000 at December 31, 1997 and 1996, respectively. Corresponding to these amounts, intangible assets of $2,600,000 and $2,700,000, and reductions in equity of $700,000 and $1,500,000, respectively, were recorded at December 31, 1997 and 1996.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

PENSION PLANS -- (CONCLUDED)
     The Company sponsors a 401(k) defined contribution plan for all non-highly compensated domestic salaried employees. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the United States Internal Revenue Service (the "IRS"). The Company makes matching contributions which equal 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this Plan amounted to $900,000, $800,000 and $800,000 during 1997, 1996 and 1995, respectively.

DEPRECIATION EXPENSE

     Depreciation expense, including amortization of capital leases, approximated $117,800,000, $121,800,000 and $125,500,000 in 1997, 1996 and 1995,
respectively.

ADVERTISING EXPENSE

     Advertising, which is expensed as incurred, approximated $80,800,000, $81,600,000 and $72,000,000 in 1997, 1996 and 1995, respectively.

INCOME TAXES

     Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1997       1996        1995
                                                                  ----       ----        ----
  Income tax expense (benefit) on earnings (loss) from
     continuing operations before cumulative effect of
     change in accounting principle.........................    $(66,300)   $31,600    $(19,700)
  Discontinued operations...................................          --         --          --
  Cumulative effect of change in accounting principle for
     pre-operating costs....................................          --         --      (1,900)
                                                                --------    -------    --------
       Total income tax expense (benefit)...................    $(66,300)   $31,600    $(21,600)
                                                                ========    =======    ========

     Included in earnings (loss) from continuing operations before income tax expense (benefit) and cumulative effect of change in accounting principle are foreign earnings of $1,600,000 in 1996 and foreign losses of $46,400,000 and $47,300,000 in 1997 and 1995, respectively.

     The components of income tax expense (benefit) related to earnings (loss) from continuing operations before cumulative effect of change in accounting principle were as follows (in thousands of dollars):

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    1997         1996          1995
                                                    ----         ----          ----
Current:
  Federal.....................................    $ (1,700)     $ 6,500      $ 17,000
  State.......................................          --        1,900        15,200
  Foreign.....................................          --           --        (1,100)
                                                  --------      -------      --------
       Total current..........................      (1,700)       8,400        31,100
                                                  --------      -------      --------
Deferred:
  Federal.....................................     (64,300)      19,200       (39,100)
  State.......................................          --        3,700       (11,200)
  Foreign.....................................        (300)         300          (500)
                                                  --------      -------      --------
       Total deferred.........................     (64,600)      23,200       (50,800)
                                                  --------      -------      --------
       Total income tax expense (benefit).....    $(66,300)     $31,600      $(19,700)
                                                  ========      =======      ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONTINUED)
     The income tax rate on earnings (loss) from continuing operations before cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1997       1996       1995
                                                          ----       ----       ----
Federal statutory rate................................    (35.0)%    35.0%      (35.0)%
Deferred tax asset valuation allowance................     14.2         --         --
Reversal of income tax accruals.......................       --      (13.5)        --
Interest on prior years' taxes........................      5.4         --        2.1
Impairment write down of goodwill.....................       --         --       11.1
Foreign operating (earnings) losses...................     (3.3)     (10.5)       6.1
Goodwill amortization.................................      2.4        5.3        4.4
State income taxes, net of Federal tax benefit........       --        2.0        1.1
Other-net.............................................      1.6       (0.6)       2.2
                                                          -----      -----      -----
  Effective rate......................................    (14.7)%    17.7%       (8.0)%
                                                          =====      =====      =====

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $227,400,000 at December 31, 1997. $157,400,000 of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the other foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, of approximately $50,300,000 would be due, a portion of which may be offset for financial statement reporting purposes by the reduction of the valuation allowance provided against deferred tax assets in 1997.

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1997         1996
                                                             ----         ----
Depreciation and amortization..........................    $ 155,800    $ 149,000
Items includible in future tax years...................       81,100       61,600
                                                           ---------    ---------
  Gross deferred tax liabilities.......................      236,900      210,600
                                                           ---------    ---------
Inventory valuation reserves...........................      (35,600)      (6,000)
Accrued employee benefit expenses......................      (47,400)     (34,600)
Acquired tax benefits and basis differences............      (49,600)     (49,600)
Allowance for possible losses on receivables...........       (5,400)      (5,800)
Fixed asset impairment.................................      (60,300)          --
Residual value guarantees of leased equipment..........      (22,900)          --
Items deductible in future tax years...................     (110,100)     (80,300)
                                                           ---------    ---------
  Gross deferred tax assets............................     (331,300)    (176,300)
  Valuation allowance..................................       64,100           --
                                                           ---------    ---------
  Net deferred tax (asset) liability...................    $ (30,300)   $  34,300
                                                           =========    =========

     As a result of the migration of certain of its operations to offshore locations and the planned reorganization of the Company, future operations may not generate sufficient U.S. sourced income to utilize

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONCLUDED)
all of the net deferred tax benefits generated by operations through December 31, 1997. Consequently, the Company recorded a deferred tax asset valuation provision of $64,100,000 in the fourth quarter of 1997.

     In March 1992 the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest plus interest thereon applicable to the tax years 1964-1968. However, in September 1992 the IRS issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment. In October 1994, the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the United States Tax Court. The IRS had a period of 90 days from the date of the decision to petition for review by the United States Supreme Court. The IRS did not petition for a review and, accordingly, the case is now closed. Effective December 31, 1996, for Federal income tax purposes, all years through December 31, 1991, were closed. As a result, excess income tax liabilities totaling $24,100,000 for tax years through December 31, 1991 were reversed in the fourth quarter and reduced income tax expense in 1996.

     The Company has $104,200,000 of U.S. Federal net operating loss carryforwards at December 31, 1997, which expire in 2012.

     Cash payments for income taxes were $11,200,000, $13,600,000 and $32,700,00 in 1997, 1996 and 1995, respectively.

OTHER EXPENSE-NET

     Other expense-net included charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively relating to the Company's evaluation of its exposure under the guarantee of debt incurred or created by Acme Boot under the Acme Boot Credit Facilities. See "CONTINGENT LIABILITIES." Other expense-net in 1997 and 1995 included $32,400,000 and $20,700,000, respectively, of charges to provide for certain retained liabilities in connection with the prior sale of certain operations, fees related to the modification of certain agreements and other valuation reserves. See "SPECIAL CHARGES." Included in other expense-net in 1997, 1996 and 1995 was deferred debt fee amortization and bank fees of approximately $4,500,000, $5,300,000 and $5,700,000, respectively. Other expense-net in 1996 and 1995 included gains of $700,000 and $5,700,000, respectively, as compared to $1,600,000 of losses in 1997 related to the settlement of certain foreign currency denominated transactions. Included in other expense-net was $11,800,000 in 1997 and $1,700,000 in 1996 of losses on sale of accounts receivable.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               1997             1996             1995
                                                               ----             ----             ----
NUMERATOR:
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting
  principle............................................      $(385,400)       $146,600         $(227,800)
Discontinued operations -- LMP litigation..............       (102,200)             --                --
Cumulative effect of change in accounting for
  pre-operating costs..................................             --              --            (5,200)
                                                             ---------        --------         ---------
Net earnings (loss)....................................      $(487,600)       $146,600         $(233,000)
                                                             =========        ========         =========
DENOMINATOR:
Denominator for basic earnings per share -- weighted
  average shares outstanding...........................         74,400          76,400            75,900
Effect of dilutive employee stock options..............            700             700               300
                                                             ---------        --------         ---------
Denominator for diluted earnings per share -- weighted
  average shares outstanding and assumed conversions...         75,100          77,100            76,200
                                                             =========        ========         =========
Earnings (loss) per common share:
  Continuing operations................................          $(5.18)           $1.92            $(3.00)
  Discontinued operations -- LMP litigation............          (1.37)             --                --
  Cumulative effect of change in accounting for
     preoperating costs................................             --              --             (0.07)
                                                             ---------        --------         ---------
     Net earnings (loss)...............................         $(6.55)            $1.92            $(3.07)
                                                             =========        ========         =========
Earnings (loss) per common share -- assuming dilution:
  Continuing operations................................         $(5.18)            $1.90            $(3.00)
  Discontinued operations -- LMP litigation............          (1.37)             --                --
  Cumulative effect of change in accounting for
     preoperating costs................................             --              --             (0.07)
                                                             ---------        --------         ---------
     Net earnings (loss)...............................         $(6.55)            $1.90            $(3.07)
                                                             =========        ========         =========

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

     Pursuant to a determination by the non-management members of the Board of Directors, the Company agreed to pay $3,500,000 to FII in consideration of FII's transfer of its personnel and settlement of all obligations the Company owed to FII. The non-management members of the Board of Directors determined that such payment was fair and reasonable to the Company, basing their determination, in part, upon the anticipated cost savings to the Company in 1996 and beyond from the integration of FII functions into the Company, the cost of otherwise creating the workforce necessary to provide the management services

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS -- (CONTINUED) previously provided by FII and the assistance of FII in effecting the transition of functions and personnel (including certain executive officers) to the Company. The Company agreed to pay up to approximately $4,000,000 to FII in 1996 ($3,600,000 was actually paid in 1996), all of which relates to the severance of certain FII employees who were not re-employed by the Company, including severance payments under certain employment agreements to which the Company was a party. The Company also agreed to reimburse FII for any direct ordinary and reasonable costs and expenses associated with the transition of management functions from FII into the Company in 1996. The severance and asset purchase amounts were included in the Company's special charge accrued in the fourth quarter of 1995. See "SPECIAL CHARGES."

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

     Under the terms of the management agreement, the Company paid a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,100,000 in 1995.

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

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. In connection with the 1993 transaction the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme under the Acme Boot Credit Facility and the New Acme Credit Agreement. FI owns 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of FI. Other expense-net includes charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively, related to the Company's evaluation of its exposure under the guarantee. See "CONTINGENT

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

RELATED PARTY TRANSACTIONS -- (CONCLUDED)
LIABILITIES." In addition, the Company loaned Acme Boot $8,000,000 in August 1997 to provide Acme Boot with supplemental working capital during Acme Boot's peak selling season. The loan was made in the form of a demand note payable and is senior to all indebtedness of Acme Boot.

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of FI held by non-affiliated third parties. In consideration of the guarantee, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Shares of the Company held by Mr. Farley and the assets held for the benefit of Mr. Farley under the Company's Senior Executive Officer Deferred Compensation Trust. The loan matures on November 19, 1998. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

SUBSEQUENT EVENT

     A registration statement and preliminary proxy material was filed with the Securities and Exchange Commission on February 10, 1998 in connection with a planned reorganization of the Company. The Company's Board of Directors has approved the proposed reorganization under which a Cayman Islands company, Fruit of the Loom, Ltd. will become the parent holding company of Fruit of the Loom, Inc. The proposed reorganization would be accounted for as a combination of entities under common control (in a manner similar to a pooling of interests). A special meeting of the stockholders of Fruit of the Loom, Inc. will be held to vote on the proposed transaction.

     Upon completion of the transaction, holders of Fruit of the Loom, Inc. Class A common stock will become holders of Fruit of the Loom, Ltd. Class A ordinary shares. The Class A ordinary shares will have substantially the same attributes as Fruit of the Loom, Inc. Class A common stock and are expected to be listed on the New York Stock Exchange. William Farley, Chairman, Chief Executive Officer, and President and Chief Operating Officer and his affiliates will own Fruit of the Loom, Ltd. Class B shares which will have voting rights equal to the voting rights currently held by them as owners of Fruit of the Loom, Inc. Class B common stock as well as preferred stock of Fruit of the Loom, Inc.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                         QUARTER
                                 -------------------------------------------------------          TOTAL
                                 FIRST        SECOND          THIRD            FOURTH             YEAR
                                 -----        ------          -----            ------             -----
1997
Net sales......................  $501.0       $640.7         $ 569.7           $ 428.5          $2,139.9
Gross earnings (loss)(3).......   142.8        166.2           163.7            (204.2)            268.5
Operating earnings (loss)......    52.4         52.3            40.2            (432.6)           (287.7)
Earnings (loss) from continuing
  operations...................    22.6         20.0           (24.1)(1)        (403.9)(4)        (385.4)(1,4)
Net earnings (loss)............    22.6         20.0          (125.3)(2)        (404.9)           (487.6)(2)
Earnings per common share from
  continuing operations(7):
  Basic........................     .30          .27            (.33)            (5.56)            (5.18)
  Assuming Dilution............     .29          .26            (.33)            (5.56)            (5.18)
1996
Net sales......................  $506.2       $732.2         $ 628.0           $ 581.0          $2,447.4
Gross earnings(3)..............   173.0        200.4           194.2             155.3             722.9
Operating earnings.............    86.0         93.3            87.8              51.1             318.2
Net earnings...................    35.9         42.3            43.7              24.7(5)(6)       146.6
Earnings per common share(7):
  Basic........................     .47          .56             .57               .32              1.92
  Assuming Dilution............     .47          .55             .57               .32              1.90

-------------------------
(1) Includes a pretax charge of $32.0 related to the Company's evaluation of its expense under the guarantee of the debt of Acme Boot.

(2) Includes pretax charges of $101.2 for the third quarter and $102.2 for the year related to discontinued operations for a litigation judgement.

(3) In the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The change increased (decreased) previously reported results as follows:

                                                                           QUARTER
                                                              ----------------------------------    TOTAL
                                                              FIRST    SECOND    THIRD    FOURTH    YEAR
                                                              -----    ------    -----    ------    -----
    1997
      Gross earnings......................................     2.2      (5.0)     21.6
      Earnings (loss) from continuing operations..........     1.4      (3.2)     14.0
      Earnings per common share from continuing operations
         Basic............................................    0.02     (0.04)     0.19
         Diluted..........................................    0.02     (0.04)     0.19
    1996
      Gross earnings......................................    36.0      (8.4)     (6.4)   (28.3)     (7.1)
      Net earnings........................................    23.4      (5.5)     (4.1)   (18.4)     (4.6)
      Earnings per common share
         Basic............................................    0.31     (0.07)    (0.06)   (0.24)    (0.06)
         Diluted..........................................    0.31     (0.07)    (0.05)   (0.24)    (0.06)

     The accounting change increased the net loss for the fourth quarter of 1997 by $40.0 or $.55 per share.

(4) In the fourth quarter of 1997, the Company recorded charges totaling $441.7 ($372.2 after tax) for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities.

(5) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot.

(6) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

(7) Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with FAS 128 "Earnings per Share".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1997, except as noted, were as follows:

                NAME                     AGE                            POSITION
                ----                     ---                            --------
William Farley (1)...................    55     Chairman of the Board and Chief Executive Officer
Richard C. Lappin(1).................    53     President and Chief Operating Officer
Larry K. Switzer.....................    54     Senior Executive Vice President and Chief Financial
                                                Officer
G. William Newton....................    45     Senior Vice President -- Finance
Bernard Hansen(2)....................    70     President -- Europe
Burgess D. Ridge.....................    53     Senior Vice President -- Administration and Secretary
Brian J. Hanigan.....................    39     Vice President -- Treasurer
J. Gary Raley........................    49     Senior Vice President -- Sales
John Wendler.........................    48     Senior Vice President -- Marketing
Gary Wood............................    44     Senior Vice President -- Manufacturing
John J. Ray III......................    39     Vice President and Assistant Secretary

-------------------------
(1) Mr. Lappin ceased to be President and Chief Operating Officer in February 1998, at which time Mr. Farley succeeded to these additional positions.

(2) Ceased to hold such position in January 1998.

     WILLIAM FARLEY. Mr. Farley has been Chairman of the Board and Chief Executive Officer of the Company since May 1985. In February 1998, Mr. Farley was appointed to the additional positions of President and Chief Operating Officer. Mr. Farley has also been Chairman and a director of Acme Boot for more than the past five years. For more than the past five years, Mr. Farley has also been Chairman and Chief Executive Officer of FII.

     RICHARD C. LAPPIN. Mr. Lappin has been a director of the Company since December 1990 and served as Vice Chairman of the Company from October 1991 until February 1996. Mr. Lappin served as President and Chief Operating Officer of the Company from February 1996 until February 1998. Mr. Lappin served as an officer and director of Acme Boot until May 1996. Mr. Lappin also served as President and Chief Operating Officer of FII from February 1991 until December 1995.

     LARRY K. SWITZER. Mr. Switzer was Executive Vice President and Chief Financial Officer of FII from May 1994 until December 1995, and of the Company and FI from May 1994 until February 1996. In February 1996, Mr. Switzer was appointed Senior Executive Vice President and Chief Financial Officer of the Company and FI. In May 1997, Mr. Switzer was elected as a director of the Company. Mr. Switzer also serves as an officer and a director of Acme Boot. From before 1993 to March 1993 Mr. Switzer was Executive Vice President and Chief Financial Officer of Alco Standard Corporation, a distributor of paper products, office equipment and supplies.

     G. WILLIAM NEWTON. Mr. Newton has served as Senior Vice President -- Finance of the Company since August 1994. From before 1993 until April 1994, Mr. Newton was Vice President and Chief Financial Officer of Allegro MicroSystems, a manufacturer of semiconductors supplying the automotive, electronic and telecommunications industries worldwide.

     BURGESS D. RIDGE. Mr. Ridge served as Vice President -- Administration of FII and FI from before 1992 until December 1995, and the Company and FI from before 1992 until February 1996. Mr. Ridge was appointed Senior Vice President -- Administration and Secretary of the Company and FI in February 1996.

     BERNHARD HANSEN. Mr. Hansen served as a consultant to FOL, GmbH from January 1995 to June 1996. Mr. Hansen served as President of FOL Europe from January 1996 until 1998. Before joining FOL and after his retirement from Unilever, Mr. Hansen was a consultant to several companies.

     BRIAN J. HANIGAN. Mr. Hanigan was appointed Vice President and Treasurer of the Company in February 1997. Mr. Hanigan was Assistant Treasurer of the Company from before 1993 until February 1997.

     JOHN J. RAY III. Mr. Ray was appointed Vice President and Assistant Secretary of the Company in February 1998. From before 1993 until January 1998, Mr. Ray was Vice President and General Counsel of various operating groups of Waste Management, Inc. and its affiliates, providers of waste management and environmental services.

     J. GARY RALEY. Mr. Raley served as Vice President -- Business Development in 1996 and in December 1996, was appointed Senior Vice President -- Retail Sales. From before 1993 until 1996, Mr. Raley served in sales and marketing positions at S.C. Johnson & Son, Inc.

     JOHN WENDLER. Mr. Wendler has served as Senior Vice President -- Marketing of the Company since October 1995. From before 1993 until October 1995 Mr. Wendler was Vice President, Worldwide Marketing of Kentucky Fried Chicken, International, a chain of worldwide fast food restaurants. Kentucky Fried Chicken is a subsidiary of Pepsico.

     GARY WOOD. Mr. Wood has served since 1993 as Senior Vice President -- Manufacturing of the Company.

THE DIRECTORS OF THE COMPANY AS OF DECEMBER 31, 1997 WERE AS FOLLOWS:

     William Farley. Mr. Farley, age 55, has been Chairman of the Board and Chief Executive Officer of the Company since May 1985. In February 1998, Mr. Farley was appointed to the positions of President and Chief Operating Officer. For more than five years, Mr. Farley has also been Chairman and Chief Executive Officer of FII. He has held substantially similar positions with FI for more than the past five years. Mr. Farley has also been Chairman of the Board of Acme Boot for more than five years.

     Richard C. Lappin. Mr. Lappin, age 53, has been a director of the Company since December 1990 and served as Vice Chairman of the Company from October 1991 until February 1996. Mr. Lappin served as President and Chief Operating Officer of the Company from February 1996 until February 1998. Mr. Lappin served as an officer and director of Acme Boot until May 1996. Mr. Lappin also served as President and Chief Operating Officer of FII from February 1991 until December 1995.

     Omar Z. Al Askari. Mr. Al Askari, age 47, has been a director of the Company since October 1993. Mr. Al Askari has been Chairman of the Board of Plaid Clothing Group Inc., a men's tailored clothing

THE DIRECTORS OF THE COMPANY AS OF DECEMBER 31, 1997 WERE ARE FOLLOWS: -- (CONCLUDED) business, since 1991. Since 1980, Mr. Al Askari has also served as President and Chief Executive Officer of United Technical Services, which sells and services engineered products for the oil field and construction industries in the United Arab Emirates. He also serves as Chief Executive Officer of United Eastern Investment Corp., which holds investments in privately held companies in the United States and the United Kingdom.

     Dennis S. Bookshester. Mr. Bookshester, age 59, has been a director of the Company since May 1992 and has served as a director of FI since February 1997. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Arthur Treachers, Evans Inc., Playboy Enterprises, Inc. and Sundance Homes, Inc.

     Henry A. Johnson. Mr. Johnson, age 79, has been a director of the Company since July 1988. For more than five years, Mr. Johnson has been President of Henry A. Johnson & Associates, a management consulting firm.

     Mark H. McCormack. Mr. McCormack, age 67, has been a director of the Company since September 1997. Mr. McCormack has been President and Chief Executive Officer of International Management Company ("IMC") for more than the past five years. IMC is an athlete representation firm and promotional manager and owner of worldwide sporting and classical music events and through its affiliated companies produces televised sports programming and distributes sports television rights. Mr. McCormack is also a Director of Gulfstream Aerospace and Planet Hollywood.

     Larry K. Switzer. Mr. Switzer, age 54, has been a director of the Company since May 1997. Mr. Switzer has served as Executive Vice President and Chief Financial Officer of the Company from May 1994 until February 1996. In February 1996, Mr. Switzer was appointed Senior Executive Vice President and Chief Financial Officer of the Company. Mr. Switzer also served as Executive Vice President and Chief Financial Officer of FII from May 1994 until December 1995 and of FI from May 1994 until February 1996. Mr. Switzer also serves as an officer and director of Acme Boot. From before 1993 to March 1993, Mr. Switzer was Executive Vice President and Chief Financial Officer of Alco Standard Corporation.

     A. Lorne Weil. Mr. Weil, age 52, has been a director of the Company since October 1991. Since 1990, Mr. Weil has been Chairman of the Board and Chief Executive Officer of Autotote Corporation, a manufacturer of products for the gaming industry. He is also a director of General Growth Properties, Inc.

     Sir Brian Wolfson. Sir Brian Wolfson, age 62, has been a director of the Company since May 1992. Sir Brian currently serves as Chairman of the Board of Global Health Alternatives, Inc., and Chairman of Natural Health Trends. He was Executive Chairman of Wembley plc., a company engaged in the sports and entertainment industry, from January 1986 until September 1995. He is also a director of Autotote Corporation and Playboy Enterprises, Inc.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors has an Audit Committee, a Compensation Committee and an Executive Committee. The Board does not have a standing nominating committee.

     The Audit Committee oversees the establishment and review of the Company's internal accounting controls, determines the Company's audit policies, reviews audit reports and recommendations made by the Company's internal auditing staff and its independent auditors, meets with the Company's independent auditors, oversees the Company's independent auditors and recommends the engagement of the Company's independent auditors.

     The Compensation Committee establishes, implements and monitors the Company's strategy, policies and plans for the compensation and benefits of all executive officers of the Company. The Compensation Committee administers the Fruit of the Loom, Inc. 1987 Stock Option Plan, the Fruit of the Loom, Inc.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- (CONCLUDED)
BOARD MEETINGS AND COMMITTEES -- (CONCLUDED)
Executive Stock Option Plan, the Fruit of the Loom, Inc. Executive Incentive Compensation Plan (the "1994 Plan"), the Fruit of the Loom, Inc. 1995 Executive Incentive Compensation Plan (the "1995 EICP") and the Fruit of the Loom, Inc. 1996 Incentive Compensation Plan. The Compensation Committee, among other things, determines the persons to whom stock options, stock appreciation rights and long term incentives are granted and the price and/or terms of such options, rights and incentives.

     The Executive Committee may exercise the powers of the Board of Directors (other than certain powers specifically reserved to the full Board of Directors) in the management of the business and affairs of the Company in the intervals between meetings of the full Board of Directors.

     In 1997, Messrs. Al Askari and Bookshester served on the Audit Committee; Messrs. Bookshester, Weil and Wolfson served as members of the Compensation Committee; and Messrs. Bookshester, Farley and Lappin served as members of the Executive Committee.

     During 1997, the Board of Directors held five meetings, the Audit Committee met seven times and the Compensation Committee met four times. There were no meetings of the Executive Committee during 1997. During 1997, each of the incumbent directors attended greater than 75% of all meetings of the Board of Directors and all meetings of any Board committees on which he served.

COMPENSATION OF DIRECTORS

     Each director who is not also an employee of the Company receives an annual cash retainer of $41,000 and $1,000 for each meeting of the Board of Directors and each committee meeting which he attends. Non-employee directors may elect to forego all or a portion of their annual cash retainers for a specified period in exchange for option grants. Effective February 13, 1997, certain non-employee directors elected to forego one-half of their annual cash retainers for a four-year period and, in exchange, each received ten-year non-qualified option grant effective February 13, 1997 to purchase 10,000 shares of the Company's Class A Common Stock at $41.00 per share. Such options vest monthly at the rate of 2.083% per month commencing April 1, 1998. Under the Fruit of the Loom, Inc. 1995 Non-Employee Director Stock Plan (the "1995 Directors Plan") each new non-employee director receives an initial grant of 2,500 restricted stock units ("Restricted Stock Units") to be settled by delivery of shares of the Company's Class A Common Stock or cash at the fair market value of the stock on the vesting date, and each continuing director receives an annual grant of 1,850 Restricted Stock Units that vest after a two-year service period.

     The Company provides no retirement benefits to non-employee directors. Directors who are also employees of the Company receive no additional compensation from the Company for services rendered in their capacity as directors.

                                    *  *  *

     Plaid Clothing Group, Inc., a company of which Mr. Al Askari serves as Chairman of the Board, voluntarily filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in July 1995.

ITEM 11. EXECUTIVE COMPENSATION

INTRODUCTION

     Certain of the Company's executive officers, other than Messrs. Farley and Hansen, were employed by FII through March 31, 1996 and received their salaries, other cash compensation and benefits from FII. FII is wholly-owned and controlled by Mr. Farley. Until December 31, 1995, FII provided general management, investment banking, financing and other services, including the services of certain of the Company's executive officers, to the Company and other companies owned and controlled by Mr. Farley.

     As a part of the 1995 and 1996 restructuring of its corporate operations, the Company decided to integrate certain functions historically performed by FII personnel into its Bowling Green operations. In connection with this effort, the Board of Directors determined that the functions previously performed by FII should be assumed directly by the Company. Effective January 1, 1996, the Company severed its relationship with FII and directly employed certain persons previously employed by FII. (See "-- FII Management Agreement".) Since April 1, 1996, all of the Company's executive officers have received their salaries, other compensation and benefits directly from the Company. However, certain officers of the Company, including certain of the Named Officers, continue to perform services for other companies owned and controlled by Mr. Farley.

     The Compensation Committee establishes, implements and monitors the Company's strategy, policies and plans for the compensation and benefits of all executive officers of the Company.

     The following table provides information concerning the annual and long-term compensation amounts for the fiscal years ended December 31, 1997, 1996 and 1995 of those persons who were at December 31, 1997 (i) the Chief Executive Officer and (ii) the four other most highly compensated executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Officers"). No other individuals are required to be included in the table.

     For each Named Officer other than Messrs. Farley and Hansen, the cash compensation figures in the table for 1996 and 1995 include the total cash compensation paid by FII to each of the Named Officers who were employees of FII in 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                  -------------------------------------   -------------------------------------
                                                                                        SECURITIES
                                                              OTHER       RESTRICTED    UNDERLYING
                                                              ANNUAL        STOCK        OPTIONS/       LTIP
        NAME AND                   SALARY       BONUS      COMPENSATION     AWARDS         SARS       PAYOUTS      ALL OTHER
   PRINCIPAL POSITION      YEAR     ($)          ($)           ($)           (#)        (# SHARES)      ($)       COMPENSATION
   ------------------      ----    ------       -----      ------------   ----------    ----------    -------     ------------
William Farley,..........  1997   $      0(1) $        0     $145,591(2)  $        0     940,000     $        0     $19,377(3)
  Chairman of the Board    1996    950,000     1,900,000      152,786      5,757,000     605,800      2,317,163      30,057
    and
  Chief Executive Officer  1995    950,000             0      137,584              0     995,230              0      28,509
Richard C. Lappin,.......  1997    834,769             0       31,860(4)           0     293,500              0       7,917(3)
  President and Chief      1996    775,000       976,500      230,926      3,287,550     231,600        834,300      41,000
  Operating Officer(5)     1995    643,750             0       19,303              0     220,813              0      18,450
Larry K. Switzer,........  1997    599,615             0       28,107(6)           0     176,000              0       4,130(3)
  Senior Executive Vice    1996    500,000       585,000       35,513      1,969,500     134,000        605,325      14,743
  President and            1995    379,167             0       13,395              0     135,267              0       9,154
  Chief Financial Officer
Bernhard Hansen,.........  1997    400,000             0       75,764(8)           0           0              0           0
  President, Europe(7)     1996    400,000       324,000       99,218        181,800      39,100              0      98,036
Burgess D. Ridge,........  1997    270,000             0       76,765(9)           0      12,500              0      16,942(10)
  Senior Vice President
  Administration and
  Secretary

-------------------------
 (1) Mr. Farley elected to forego salary in 1997 in consideration of the grant of options under the terms of the Executive Equity Investment Program. See "Option Grants in 1997."

 (2) Includes $70,923 of tax reimbursements, $31,353 of estate planning fees and other perquisites.

 (3) Represents split dollar life insurance premiums of $19,377, $7,917, and $4,130 paid by the Company for the benefit of Messrs. Farley, Lappin and Switzer, respectively.

 (4) Represents tax reimbursements to the Named Officer.

 (5) Mr. Lappin ceased to be an officer of the Company in February 1998.

 (6) Represents tax reimbursements to the Named Officer.

 (7) Mr. Hansen ceased to be an officer of the Company in 1998.

 (8) Includes housing expense of $75,764 paid by the Company for Mr. Hansen.

 (9) Includes payments of $43,374 and $23,896 for tax reimbursements and relocation expenses, respectively, and other payments for Mr. Ridge.

(10) Represents payments of $14,582 for the purchase of an annuity and $2,360 for the purchase of a term life insurance policy.

                             OPTION GRANTS IN 1997

     The following table sets forth certain information concerning stock options granted during 1997 by the Company to the Named Officers. The hypothetical grant date present values shown in the last column below for stock options granted in 1997 are presented pursuant to the rules of the SEC and are calculated under the Modified Black-Scholes Option Pricing Model for pricing options. The Company is not aware of any model or formula that will determine with reasonable accuracy present values for stock options. The actual before-tax amount, if any, realized upon the exercise of any stock option will depend upon the excess, if any, of the market price of the Company's Class A Common Stock over the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the hypothetical present values of the stock options reflected in this table will be realized.

                                                                   INDIVIDUAL GRANTS
                                      ----------------------------------------------------------------------------
                                                     PERCENT OF
                                      NUMBER OF     TOTAL OPTIONS
                                      SECURITIES     GRANTED TO
                                      UNDERLYING      EMPLOYEES      EXERCISE OR                       GRANT DATE
                                       OPTIONS        IN FISCAL      BASE PRICE                          PRESENT
               NAME                   GRANTED(#)       YEAR(3)        ($/SHARE)     EXPIRATION DATE    VALUE(3)($)
               ----                   ----------    -------------    -----------    ---------------    -----------
William Farley....................     940,000(1)       45.0%          $41.00          2/13/2007       $16,186,800
Richard C. Lappin.................     293,500(1)       14.1%          $41.00          2/13/2007       $ 5,054,070
Larry K. Switzer..................     176,000(1)        8.4%          $41.00          2/13/2007       $ 3,030,720
Bernhard Hansen...................           0           0.0%              --                 --       $        --
Burgess D. Ridge..................      12,500(2)        0.6%          $41.00          2/13/2007       $   215,250

-------------------------
(1) These options were granted under the 1995 EICP and become exercisable in four equal annual installments beginning on February 13, 1998. The grants were made in accordance with the terms of the Executive Equity Investment Program under which Mr. Farley elected to forego receipt of his base salary for 1997, 1998 and 1999 and Messrs. Farley, Lappin and Switzer elected to forego their regular annual stock option grants for those years.

(2) These options were granted under the 1995 EICP and became exercisable in three annual installments beginning on February 13, 1998.

(3) Options were granted during 1997 to purchase a total of 2,086,800 shares.

(4) The hypothetical grant date present values are calculated under the Modified Black-Scholes Option Pricing Model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. Range of factors used to value 1997 option grants include the stock's expected volatility rate (32.3%), risk free rate of return (5.18%), projected dividend yield (0%), projected time of exercise (7 years) and projected risk of forfeiture rate for vesting period (5% per annum).

AGGREGATED OPTION/SAR EXERCISES IN 1997 AND 1997 FISCAL YEAR-END OPTION/SAR
VALUES

     The following table sets forth certain information concerning the number and value of stock options held by the Named Officers at December 31, 1997.

                                                             NUMBER OF
                                                       SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTION/SARS         IN-THE-MONEY OPTIONS/SARS
                             SHARES       VALUE       AT DECEMBER 31, 1997(#)        AT DECEMBER 31, 1997($)(1)
                          ACQUIRED ON    REALIZED   ---------------------------      ---------------------------
          NAME            EXERCISE (#)     ($)      EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
          ----            ------------   --------   -----------   -------------      -----------   -------------
William Farley..........         --            --     784,161       2,146,869(2)     $4,585,046     $2,386,141
Richard C. Lappin.......         --            --     218,632         489,281         1,113,777        302,250
Larry K. Switzer........         --            --      93,019         371,529           380,780        484,541
Bernhard Hansen.........     20,149      $371,911       7,117          20,150            56,046         56,046
Burgess D. Ridge........     26,645       646,586      42,828          61,445           193,158         97,217

-------------------------
(1) Values are calculated by subtracting the exercise price from the closing price of the Company's Class A Common Stock on the New York Stock Exchange on December 31, 1997, which was $25.625.

(2) Pursuant to its terms, an option grant of 500,000 of these shares were cancelled as of January 30, 1998.

                                 PENSION PLANS

     Since April 1, 1996, all of the Company's executive officers, except for Mr. Hansen, have been covered by the qualified pension plan for the Company's operating company employees (the "Pension Plan") and the nonqualified excess benefit plan which covers certain employees of the Company (the "Supplemental Benefit Plan"), collectively referred to as the "FOL Plan". Prior to April 1, 1996, all executive officers of the Company who were employees of FII, including Messrs. Lappin, Switzer and Ridge, were covered by the salaried portion of the Retirement Program of Farley Inc. (the "RPFI"). All benefits under the RPFI were frozen as of March 31, 1996. The frozen annual benefits for Messrs. Lappin, Switzer and Ridge are $14,000, $4,000 and $35,000, respectively. The pension benefit payable to Messrs. Lappin, Switzer and Ridge will equal the greater of the following benefits: 1) the FOL Plan formula based on service from the date of hire at FII less the frozen benefit under the RPFI; or 2) the FOL Plan formula based on service after March 31, 1996.

     The Pension Plan covers all employees of the Company and its participating subsidiaries after the completion of one year of service and the attainment of age 21.

     The following table indicates the approximate amounts of annual retirement income that would be payable under the FOL Plan to the Company's operating company employees based on various assumptions as to compensation and years of service for certain employees, assuming benefits are computed under a straight life annuity formula. These amounts do not assume any offsets under the RPFI. There is no social security or other offset deducted from the amounts shown.

                            PENSION PLAN TABLE(1)(2)

                                                  15 YEARS      20 YEARS      25 YEARS      30 YEARS      35 YEARS
COMPENSATION                                     OF SERVICE    OF SERVICE    OF SERVICE    OF SERVICE    OF SERVICE
------------                                     ----------    ----------    ----------    ----------    ----------
 $  300,000  ................................       81,544       108,725       135,907       146,100       156,293
    400,000  ................................      110,044       146,725       183,407       197,162       210,918
    500,000  ................................      138,544       184,725       230,907       248,225       265,543
    600,000  ................................      167,044       222,725       278,407       299,287       320,168
    700,000  ................................      195,544       260,725       325,907       350,350       374,793
    800,000  ................................      224,044       298,725       373,407       401,412       429,418
    900,000  ................................      252,544       336,725       420,907       452,475       484,043
  1,000,000  ................................      281,044       374,725       468,407       503,537       538,668
  1,100,000  ................................      309,544       412,725       515,907       554,600       593,293
  1,200,000  ................................      338,044       450,725       563,407       605,662       647,918

-------------------------
(1) Assumes individual retires at age 65 on December 31, 1997 with indicated years of service and further assumes covered compensation as it was determined in 1997, which was $29,304, as updated each year by the Internal Revenue Service for annual covered compensation. The annual covered compensation for 1998 will increase to $31,128.

(2) Maximum pension limits for 1995, 1996 and 1997 under Section 415 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), were $120,000, $120,000 and $125,000 respectively. The maximum pension limit for 1998 will increase to $130,000. Amounts in excess of these limits are paid under the Supplemental Benefit Plan.

     Contributions to the Pension Plan, which are made by the Company and its participating subsidiaries, are computed on an actuarial basis and, as such, individual employee payments (or accruals) cannot be calculated. Compensation covered by the Pension Plan generally consists of all compensation paid to a participant for personal services rendered as an employee of the Company or a participating subsidiary, but excludes bonuses, deferred compensation and payments under certain benefit programs. Compensation used to determine benefits for each of the Named Officers for 1997 equals the respective amounts shown in the Salary column of the Summary Compensation Table. The Pension Plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

     The Pension Plan retirement benefits are computed at the rate of 1% of a participant's final average base compensation (the average of the highest five consecutive full plan years of base compensation during the last ten plan years of service) plus either .75%, .70% or .65% (depending on the participant's social security retirement age) of a participant's final average base compensation in excess of the average social security wage base for the 35-year period preceding the participant's social security retirement age. The resulting sum is multiplied by the participant's years of service up to 25 years and is then increased by 1.5% for each year of service over 25 years. Under the terms of the Executive Equity Investment Plan, Mr. Farley elected to forego receipt of his base salary for the three-year period from 1997 to 1999 and Messrs. Farley, Lappin and Switzer elected to forego their regular annual stock option grants for the same three-year period upon receipt of their 1997 stock option grants (see "Option Grants in 1997").

     Under Section 401(a)(17) of the Internal Revenue Code, a participant's compensation under a qualified retirement plan was limited to a maximum annual amount of $160,000 for 1997. For 1998, this amount remains at $160,000. Amendments made to Sections 401(a)(5) and 401(l) of the Internal Revenue Code by the Omnibus Budget Reconciliation Act of 1993 reduced the amount of permitted disparity between benefits provided under a qualified pension plan with respect to a participant's compensation up to the average social security wage base and the benefits provided with respect to compensation above the average social security wage base. For officers of the Company, any reduction in benefits under the Pension Plan caused by these limitations will be made up dollar-for-dollar by benefits under the Supplemental Benefit Plan. Non-officer participants in the Pension Plan will receive benefits under the Supplemental Benefit Plan in an amount equal to the reduction in benefits under the Pension Plan attributable to the Internal Revenue Code Section 401(a)(17) limitation on compensation and the Internal Revenue Code Section 415 limitation on annual pension benefits.

     The estimated number of years of vesting service credited for Messrs. Farley, Lappin, Switzer and Ridge under the Pension Plan and Supplemental Benefit Plan is 15, 8, 4 and 7 years, respectively. Years of service for Messrs. Farley, Lappin, Switzer and Ridge include their years of service with FII.

     The Company established the Fruit of the Loom, Inc. Supplemental Executive Retirement Plan (the "FOL SERP") on January 1, 1995 for certain officers, including Messrs. Farley, Lappin, Switzer and Ridge. Prior to April 1, 1996, Messrs. Lappin, Switzer and Ridge participated in the Farley Industries, Inc. Supplemental Executive Retirement Plan (the "FII SERP").

     The FOL SERP and the FII SERP provide for retirement benefits equal to the excess of (a) over (b), where (a) equals the product of 1.9% of the participant's final average SERP compensation (the average of the highest five consecutive full plan years of base compensation plus short term bonuses during the last ten plan years of service, without applying the dollar limitation of
Section 401(a)(17) of the Internal Revenue Code) and the number, not in excess of 25, of his Benefit Accrual Years of Service (defined as the sum of (1) the number of years of service after December 31, 1994 that would be credited to the participant under the Pension Plan and (2) the number of additional years of service credited to the participant by the Compensation Committee), increased by 1.5% for each Benefit Accrual Year of Service in excess of 25; and (b) equals the participant's primary social security benefit. The FOL SERP benefit is offset by a portion of the benefit paid under the Pension Plan and the Supplemental Benefit Plan and, in the case of Messrs. Lappin, Switzer and Ridge, the FOL SERP is offset by the amount of their frozen FII SERP benefit. The frozen FII SERP benefit for Lappin, Switzer and Ridge is $105,333 and $13,250 and $5,757, respectively.

     The estimated annual benefit payable under the FOL SERP upon retirement at normal retirement age, assuming pay increases of 5% per year, for Messrs. Farley, Lappin, Switzer and Ridge are $849,033, $651,800, $535,163 and $70,426,
respectively.

     Additional years of benefit accrual service were given to selected participants in the FOL SERP and the FII SERP. The estimated number of Benefit Accrual Years of Service at December 31, 1997 credited for Messrs. Farley, Lappin, Switzer and Ridge are 18, 11, 6 and 6 years, respectively.

ITEM 11. EXECUTIVE COMPENSATION -- (CONCLUDED)
EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements (the "Agreements") with Messrs. Farley, Lappin, Switzer and Ridge (the "Participants"). The Agreements generally provide for payment of an annual base salary that will be reviewed each year and may not be decreased from the amount in effect in the previous year. The Agreements also give each Participant the right to continue to participate in employee benefit programs at not less than 1995 levels, including life insurance equal to three times annual salary (ten times for Mr. Farley and four times for Mr. Lappin), and impose on the Participants certain post-termination non-competition and confidentiality obligations. Mr. Farley's Agreement requires him to devote substantial time to the Company's business, consistent with his duties, but permits him to devote time to other business interests as well.

     The Agreements provide for certain payments and benefits upon termination of employment in addition to those previously accrued. If employment terminates due to normal retirement, approved early retirement, death or disability, the Participant will receive: (i) in lieu of annual incentive compensation for that year, an amount equal to the average annual incentive compensation paid in the three preceding years, pro rated to reflect the part of the year completed before termination, (ii) in settlement of outstanding long-term incentives such as performance shares or units, cash calculated assuming maximum performance in case of death or disability, or target performance in case of retirement, pro rated to reflect the part of the performance period completed before termination and with vesting accelerated, and (iii) in case of disability, continued participation in employee benefit plans until age 65. If employment is terminated by the Company other than for cause or after a change in control or by the executive for good reason, the executive will receive: (i) if such termination precedes a change in control, for Mr. Farley an amount equal to then-current annual salary plus the average of the three highest annual incentive compensation awards paid or the current maximum opportunity, if greater ("total cash"), multiplied by the number of years of employment remaining under the Agreement, for Mr. Lappin two times salary, and for other Participants one times salary, plus a cash settlement of outstanding performance shares or units, pro rated and assuming performance is the greater of actual performance to date or target performance, plus the amount specified in clause
(i) of the preceding sentence, (ii) if termination follows a change in control, total cash multiplied by a number generally ranging from two to three (depending on the seniority of the executive and the period remaining in the employment term) and, in lieu of annual incentive compensation for that year, for Mr. Farley an amount equal to the average of the three highest annual incentive compensation awards paid or the current maximum opportunity, if greater, without proration, and, for other Participants, the maximum opportunity without proration plus, in settlement of outstanding performance shares or units, cash equal to the amount payable upon achievement of maximum performance and vesting for all performance shares and units, and (iii) if such termination follows a change in control, a lump-sum cash payment of the present value of accrued benefits under any supplemental pension plan if such benefits are not fully funded or secured, and continued participation in employee benefit plans for two years (three years for Mr. Farley). If payments following a change in control are subject to the "golden parachute" excise tax, the Company will pay the Participant an additional "gross-up" amount so that his after-tax benefits are the same as if no excise tax had applied. The Company must continue indemnification and officers' and directors' liability insurance during employment and for up to six years thereafter, and reimburse a Participant for expenses incurred in good faith in enforcing the Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, Dennis S. Bookshester, A. Lorne Weil and Sir Brian G. Wolfson served on the Compensation Committee.

     William Farley, an executive officer and director of the Company, is also an executive officer and director of Acme Boot and establishes compensation for executive officers of Acme Boot.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Class A Common Stock and Class B Common Stock, the percentage of each class and the percentage of total voting power of the Company beneficially owned as of February 28, 1998 by
(i) each director, (ii) each of the Named Officers (as defined on page 59),
(iii) all directors and executive officers as a group, and, to the knowledge of the Board of Directors, (iv) each person owning more than 5% of a class of the Company's voting securities. Except as otherwise indicated, each beneficial owner has sole voting and investment power. This table reflects shares issuable upon the exercise of options which are exercisable within 60 days of February 28, 1998.

                                           CLASS A COMMON STOCK           CLASS B COMMON STOCK         PERCENT
                                         ------------------------       ------------------------       OF TOTAL
                                                         PERCENT                        PERCENT         VOTING
                                          NUMBER         OF CLASS        NUMBER         OF CLASS       POWER(1)
                                          ------         --------        ------         --------       --------
Farley Inc...........................           --(2)       --          3,176,764         55.9%          16.8%
  5000 Sears Tower
  233 South Wacker Drive
  Chicago, IL 60606
Franklin Resources, Inc..............    5,112,221(3)      7.7%                --           --            5.4%
  777 Mariners Island Blvd.
  San Mateo, CA 94404
Goldman, Sachs & Co..................    5,229,218(4)      7.9%                --           --            5.5%
  85 Broad Street
  New York, NY 10004
William Farley.......................    1,274,200(5)      1.9%         5,684,276(6)       100%          31.4%
  5000 Sears Tower
  Chicago, IL 60606
Omar Al Askari.......................       21,000(7)        *                 --           --              *
Dennis S. Bookshester................       16,500(8)        *                 --           --              *
Bernhard Hansen......................       13,034(9)        *                 --           --              *
Henry A. Johnson.....................       18,500(10)       *                 --           --              *
Richard C. Lappin....................      428,245(11)       *                 --           --              *
Mark McCormack.......................            0           *                 --           --              *
Burgess D. Ridge.....................       66,855(12)       *                 --           --              *
Larry K. Switzer.....................      181,686(13)       *                 --           --              *
A. Lorne Weil........................       14,500(10)       *                 --           --              *
Sir Brian Wolfson....................       13,500(10)       *                 --           --              *
All directors and executive officers
  as a group (17 persons)............    2,163,596(14)     3.5%         5,684,276         32.5%          32.5%

-------------------------
* Less than 1%
                                                   (Footnotes on following page)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- (CONTINUED)
(Footnotes from preceding page)

 (1) Each share of Class A Common Stock has one vote and each share of Class B Common Stock has five votes. This column shows the combined voting power of all Class A Common Stock and Class B Common Stock beneficially owned by each of the listed persons. The percentages shown assume no conversion of Class B Common Stock into Class A Common Stock. On February 28, 1998, there were 66,100,394 shares of Class A Common Stock and 5,684,276 shares of Class B Common Stock outstanding.

 (2) Excludes 3,176,764 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock.

 (3) As reported on a Schedule 13G filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Templeton Global Advisors Limited on February 3, 1998. According to such Schedule 13G, Templeton Global Advisors Limited, Templeton Investment Counsel, Inc. and Templeton Management Limited have sole power and dispositive power over 4,205,368, 564,453 and 342,400 shares, respectively.

 (4) As reported on a Schedule 13G filed by Goldman, Sachs & Co. and The Goldman Sachs Group, L.P. on February 17, 1998. According to such Schedule 13G, Goldman, Sachs & Co. and The Goldman Sachs Group, L.P. each have shared voting power over 4,887,418 shares and shared dispositive power over 5,229,218 shares.

 (5) Excludes 5,684,276 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. Includes 1,221,095 shares of Class A Common Stock currently issuable upon exercise of options granted to Mr. Farley under the Company's stock option plans. Excludes 995,864 shares of Class A Common Stock held by a master trust, which includes the assets of the pension plans of substantially all affiliated companies managed by Mr. Farley, the voting of which shares is controlled or managed by Mr. Farley in his capacity as the investment committee with respect to such trust. Mr. Farley disclaims beneficial ownership of the shares held in the master trust.

 (6) Includes 3,176,764 shares of Class B Common Stock owned by Farley Inc. Mr. Farley owns 100% of the common stock of Farley Inc.

 (7) Includes 10,000 shares of Class A Common Stock held by United Technical Services, 1,000 shares of Class A Common Stock held by United Eastern Investment Corp., both companies are controlled by Mr. Al Askari and 10,000 shares of Class A Common Stock currently issuable upon exercise of options granted by the Company.

 (8) Includes 3,000 shares of Class A Common Stock held as custodian for a minor child and 12,500 shares of Class A Common Stock currently issuable upon exercise of options granted by the Company

 (9) Represents 13,034 shares of Class A Common Stock currently issuable upon exercise of options granted by the Company.

(10) Includes 12,500 shares of Class A Common Stock currently issuable upon exercise of options granted by the Company, and, in the case of Mr. Johnson, also includes 1,000 shares owned by Mr. Johnson's spouse, the beneficial ownership of which is disclaimed by Mr. Johnson.

(11) Mr. Lappin holds 31,700 shares of Class A Common Stock jointly with his wife. Includes 396,545 shares of Class A Common Stock currently issuable upon the exercise of options granted to him by the Company.

(12) Includes 65,855 shares of Class A Common Stock currently issuable upon exercise of options granted by the Company.

(13) Represents 181,686 shares of Class A Common Stock currently issuable upon exercise of options granted by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- (CONCLUDED)
(14) Includes 2,122,636 shares of Class A Common Stock currently issuable upon the exercise of options granted by the Company and 1,000 shares of Class A Common Stock owned by the spouse of a director, beneficial ownership of which is disclaimed by such director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely on a review of the forms it has received and on representations from certain reporting persons that no such forms were required for them, the Company believes that, except as set forth below, during 1997 all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

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

     Under the terms of the management agreement, the Company paid a fee to FII based on FII's cost of providing management services. The Company paid management fees to FII of approximately $8,100,000 in 1995.

     As part of the Company's normal executive relocation policy and in connection with the transition of certain executive functions from Chicago, Illinois to Bowling Green, Kentucky, the Company made an interest free bridge loan, to Mr. Ridge, the Company's Senior Vice President -- Administration and Secretary, of $325,500 in 1996 for the purchase of a home in Alvaton, Kentucky. The Company purchased Mr. Ridge's home in Chicago, Illinois in 1997 for $662,000 based on independent appraisals, at which time the loan was repaid. In 1997, the Company made an interest free bridge loan of $100,000 to Mr. Wendler, the Company's Senior Vice President of Marketing, which amount is outstanding as of March 1, 1998.

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

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. In connection with the 1993 transaction, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under the Acme Boot Credit Facility and the New Acme Credit Agreement. Other expense-net includes charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively, related to the Company's evaluation of its exposure under the guarantee. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in January 1998. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock. The Company has fully reserved for the amount of such Junior Preferred Stock. At December 31, 1997, approximately $36,700,000 remains outstanding under the New Acme Credit Agreement.

     As a result of the Acme Boot operating performance and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company increased its reserve relating to the

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- (CONCLUDED) Company's guarantee of debt secured under the Acme Boot guarantees from $35 million to $67 million in the third quarter of 1997 related to the Company's evaluation of its exposure under the Acme Boot guarantees.

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of FI held by non-affiliated third parties. In consideration of the guarantee, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Shares of the Company held by Mr. Farley and the assets held for the benefit of Mr. Farley under the Company's Senior Executive Officer Deferred Compensation Trust. The loan matures on November 19, 1998. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

        1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 22 are filed as part of this Annual Report.

        2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 22 is filed as part of this Annual Report.

        3. Exhibits

     The exhibits listed in the Index to Exhibits on pages 73 and 74 are filed as part of this Annual Report.

(b) Reports on Form 8-K

     In October 1997, the Company filed a Current Report on Form 8-K dated October 27, 1997, reporting the Company's October 22, 1997 press release announcing its earnings for the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 31, 1998.

                                          FRUIT OF THE LOOM, INC.

                                          By:     /s/ LARRY K. SWITZER
                                              ----------------------------------
                                                     (Larry K. Switzer
                                            Senior Executive Vice President and
                                                  Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1998.

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

                /s/ LARRY K. SWITZER                     Senior Executive Vice President and Chief
-----------------------------------------------------    Financial Officer (Principal Financial and
                 (Larry K. Switzer)                      Accounting Officer) and Director

                                                         Director
-----------------------------------------------------
                 (Richard C. Lappin)

                /s/ OMAR Z. AL ASKARI                    Director
-----------------------------------------------------
                 (Omar Z. Al Askari)

              /s/ DENNIS S. BOOKSHESTER                  Director
-----------------------------------------------------
               (Dennis S. Bookshester)

                /s/ HENRY A. JOHNSON                     Director
-----------------------------------------------------
                 (Henry A. Johnson)

                /s/ MARK H. MCCORMACK                    Director
-----------------------------------------------------
                 (Mark H. McCormack)

                  /s/ A. LORNE WEIL                      Director
-----------------------------------------------------
                   (A. Lorne Weil)

              /s/ SIR BRIAN G. WOLFSON                   Director
-----------------------------------------------------
               (Sir Brian G. Wolfson)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                                              ADDITIONS
                                 BALANCE AT   -----------------------------------------                    BALANCE
                                 BEGINNING        CHARGED TO            CHARGED TO                         AT END
         DESCRIPTION:            OF PERIOD    COSTS AND EXPENSE    OTHER ACCOUNTS(1)(2)   DEDUCTIONS(3)   OF PERIOD
         ------------            ----------   -----------------    --------------------   -------------   ---------

YEAR ENDED DECEMBER 31, 1997:
Reserves deducted from assets
  to which they apply:
Accounts receivable
  allowances:
  Doubtful accounts...........    $ 9,100          $ 2,300               $ (2,300)           $ 3,400       $ 5,700
  Sales discounts, returns,
     and allowances...........     11,500           52,200                (17,400)            40,100         6,200
                                  -------          -------               --------            -------       -------
                                  $20,600          $54,500               $(19,700)           $43,500       $11,900
                                  =======          =======               ========            =======       =======
Reserves included in Other
  accounts payable and accrued
  expenses....................    $20,900          $    --               $(20,900)           $    --       $    --
                                  =======          =======               ========            =======       =======
YEAR ENDED DECEMBER 31, 1996:
Reserves deducted from assets
  to which they apply:
Accounts receivable
  allowances:
  Doubtful accounts...........    $15,200          $ 5,900               $ (1,100)           $10,900       $ 9,100
  Sales discounts, returns,
     and allowances...........     11,400           51,200                (15,500)            35,600        11,500
                                  -------          -------               --------            -------       -------
                                  $26,600          $57,100               $(16,600)           $46,500       $20,600
                                  =======          =======               ========            =======       =======
Reserves included in Other
  accounts payable and accrued
  expenses....................    $    --          $    --               $ 20,900            $    --       $20,900
                                  =======          =======               ========            =======       =======
YEAR ENDED DECEMBER 31, 1995:
Reserves deducted from assets
  to which they apply:
Accounts receivable
  allowances:
  Doubtful accounts...........    $12,000          $13,200               $  2,700            $12,700       $15,200
  Sales discounts, returns,
     and allowances...........      8,700           38,200                     --             35,500        11,400
                                  -------          -------               --------            -------       -------
                                  $20,700          $51,400               $  2,700            $48,200       $26,600
                                  =======          =======               ========            =======       =======

-------------------------
(1) Reserves included in Other accounts payable and accrued expenses represents a recourse liability retained in connection with Sale of Accounts Receivable in December 1996. Corresponding amounts of $5,400 and $15,500 were deducted from accounts receivable allowances at time of sale.

(2) Recoveries of bad debts and foreign currency translation.

(3) Bad debts written off and allowances and discounts taken by customers.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(A)(3) AND 14(C))

                                     DESCRIPTION
                                     -----------
 3(a)*  --   Restated Certificate of Incorporation of the Company and
             Certificate of Amendment of the Restated Certificate of
             Incorporation of the Company (incorporated herein by
             reference to Exhibit 3 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1993).
 3(b)*  --   By-Laws of the Company (incorporated herein by reference to
             Exhibit 4(b) to the Company's Registration Statement on Form
             S-2, Reg. No. 33-8303 (the "S-2")).
 4(a)*  --   $900,000,000 Credit Agreement dated as of September 19,
             1997, among the several banks and other financial
             institutions from time to time parties thereto (the
             "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers Trust
             Company, The Bank of New York and the Bank of Nova Scotia,
             as co-agents (incorporated herein by reference to Exhibit
             4(a) to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1997).
 4(b)*  --   Rights Agreement, dated as of March 8, 1996 between Fruit
             the Loom, Inc. and Chemical Mellon Shareholder Services,
             L.L.C., Rights Agent (incorporated herein by reference to
             Exhibit 4(c) to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1995).
10(a)*  --   Fruit of the Loom 1989 Stock Grant Plan dated January 1,
             1989 (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1988).
10(b)*  --   Fruit of the Loom 1987 Stock Option Plan (incorporated
             herein by reference to Exhibit 10(b) to the S-2).
10(c)*  --   Fruit of the Loom Stock Option Agreement for Richard C.
             Lappin (incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991).
10(d)*  --   Fruit of the Loom 1992 Executive Stock Option Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 33-57472).
10(e)*  --   Fruit of the Loom, Inc. Directors' Stock Option Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 33-50499).
10(f)*  --   Fruit of the Loom, Inc. 1995 Non-Employee Directors' Stock
             Plan (incorporated by reference to Exhibit B to the
             Company's Proxy Statement for its annual meeting on May 16,
             1995 (the "1995 Proxy Statement").
10(g)*  --   Fruit of the Loom, Inc. 1995 Executive Incentive
             Compensation Plan (incorporated herein by reference to
             Exhibit A to the 1995 Proxy Statement).
10(h)*  --   Fruit of the Loom, Inc. Executive Incentive Compensation
             Plan (incorporated herein by reference to Exhibit A to the
             Company's Proxy Statement for its annual meeting on May 17,
             1994).
10(i)*  --   Guarantee of Payment dated as of June 27, 1994 by Fruit of the Loom, Inc. and NationsBank of Florida N.A. (incorporated herein by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1994 (the "10-Q")).
10(j)*  --   Guarantee of Corporation dated as of January 15, 1996 by
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(A)(3) AND 14(C))

                                     DESCRIPTION
                                     -----------
10(k)*  --   Stock Pledge Agreement dated as of June 27, 1994 between
             William F. Farley and Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the 10-Q).
10(l)*  --   Asset Purchase and Transitional Services Agreement between
             Farley Industries, Inc. and Fruit of the Loom, Inc.
             (incorporated herein by reference to Exhibit 10(l) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).
10(m)*  --   Employment Agreement between Fruit of the Loom, Inc. and
             William Farley (incorporated herein by reference to Exhibit
             10(j) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994 (the "1994 10-K")).
10(n)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Richard C. Lappin (incorporated herein by reference to Exhibit 10(l) to the Company's 1994 Form
             10-K).
10(o)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Larry K. Switzer (incorporated herein by reference to Exhibit 10(o) to the Company's 1994 10-K).
10(p)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Burgess D. Ridge.
10(q)*  --   Credit Agreement among Acme Boot Company, Inc., as borrower,
             Fruit of the Loom, Inc., Acme Boot Retail Co., Inc. and Acme
             Footwear Company, Inc., as guarantors, the Lenders
             identified herein and NationsBank, N.A., (Carolinas), as
             agent, dated as of April 19, 1995 (incorporated herein by
             reference to Exhibit 10(r) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995).
10(r)*  --   Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 333-09203).
10(s)*  --   Purchase and Contribution Agreement dated as of December 18,
             1996 among Union Underwear Company, Inc., Pro Player, Inc.
             and Salem Sportswear, Inc., as the Originators and FTL
             Receivables Company, as the Purchaser (incorporated herein by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10(t)*  --   Receivables Purchase Agreement dated as of December 18, 1996 among FTL Receivables Company, as Seller, Union Underwear
             Company, Inc., as initial Servicer, Barton Capital
             Corporation, as Purchaser, and Societe Generale, as Agent
             (incorporated herein by reference to Exhibit 10(u) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).
18      --   Letter re change in accounting principle.
21      --   Subsidiaries of the Company.
23      --   Consent of Ernst & Young LLP.
27      --   Financial Data Schedule.

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