Form 10-Q
period 1998-03-28
FRUIT OF THE LOOM INC /DE/
filed 1998-05-12
CIK 771298

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 1998

                                      OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ____________

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

                                 Yes   X       No
                                      ----         -----

Common shares outstanding at April 30, 1998: 66,248,942 shares of Class A Common Stock, $.01 par value, and 5,684,276 shares of Class B Common Stock, $.01 par value.

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                    INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.


Item 1.      Financial Statements

Condensed Consolidated Balance Sheet; March 28, 1998 (Unaudited) and
   December 31, 1997                                                       2




Condensed Consolidated Statement of Earnings (Unaudited); Three Months
   Ended March 28, 1998 and March 31, 1997                                 3

Condensed Consolidated Statement of Cash Flows (Unaudited); Three Months
   Ended March 28, 1998 and March 31, 1997                                 4

Notes to Condensed Consolidated Financial Statements (Unaudited)           5



Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             10


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  15

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                          (In thousands of dollars)



                                                                             MARCH 28,     DECEMBER 31,
                                                                               1998           1997
                                                                           ------------    -----------
                                                                            (UNAUDITED)
ASSETS
------
Current Assets
   Cash and cash equivalents (including restricted cash)                   $   16,300       $   16,100
   Notes and accounts receivable (less allowance for possible
       losses of $11,800 and $11,900, respectively)                           114,900           98,100
   Inventories
      Finished goods                                                          632,100          570,400
      Work in process                                                         251,300          212,300
      Materials and supplies                                                   70,400           64,800
                                                                           ----------       ----------
            Total inventories                                                 953,800          847,500
   Other                                                                       57,000           53,900
                                                                           ----------       ----------
            Total current assets                                            1,142,000        1,015,600
                                                                           ----------       ----------
Property, Plant and Equipment                                               1,209,300        1,232,200
   Less accumulated depreciation                                              728,900          717,800
                                                                           ----------       ----------
            Net property, plant and equipment                                 480,400          514,400
                                                                           ----------       ----------
Other Assets
   Goodwill (less accumulated amortization of
      $318,000 and $311,400, respectively)                                    706,300          712,900
   Deferred income taxes                                                       30,200           30,300
   Other                                                                      214,800          209,900
                                                                           ----------       ----------
            Total other assets                                                951,300          953,100
                                                                           ----------       ----------
                                                                           $2,573,700       $2,483,100
                                                                           ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Current maturities of  long-term debt                                   $   28,400       $   28,200
   Trade accounts payable                                                     116,000          234,100
   Other accounts payable and accrued expenses                                274,500          262,900
                                                                           ----------       ----------
            Total current liabilities                                         418,900          525,200
                                                                           ----------       ----------
Noncurrent Liabilities
   Long-term debt                                                           1,372,800        1,192,800
   Other                                                                      341,500          343,000
                                                                           ----------       ----------
            Total noncurrent liabilities                                    1,714,300        1,535,800
                                                                           ----------       ----------
Common Stockholders' Equity                                                   440,500          422,100
                                                                           ----------       ----------
                                                                           $2,573,700       $2,483,100
                                                                           ==========      ===========

                            See accompanying notes.


                                     (2)

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                    (In thousands, except per share data)



                                                              THREE MONTHS ENDED
                                                       --------------------------------
                                                          MARCH  28,         MARCH 31,
                                                             1998               1997
                                                        --------------     ------------
Net sales..........................................       $457,200            $501,000
Cost of sales......................................        309,500             358,200
                                                          --------            --------
   Gross earnings..................................        147,700             142,800
Selling, general and administrative expenses.......         83,100              83,700
Goodwill amortization..............................          6,600               6,700
                                                          --------            --------
   Operating earnings..............................         58,000              52,400
Interest expense...................................        (24,700)            (18,900)
Other income (expense) - net.......................          4,300              (1,800)
                                                          --------            --------
   Earnings before income tax expense..............         37,600              31,700
Income tax expense.................................          6,400               9,100
                                                          --------            --------
   Net earnings....................................       $ 31,200            $ 22,600
                                                          ========            ========
Earnings per common share - Basic .................           $.43                $.30
                                                          ========            ========
Earnings per common share - Diluted ...............           $.43                $.29
                                                          ========            ========
Average common shares outstanding:
  Basic ...........................................         71,800              76,400
                                                          ========            ========
  Diluted  .......................................          72,300              77,600
                                                          ========            ========


                            See accompanying notes


                                     (3)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES


          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                          (In thousands of dollars)


                                                                               THREE MONTHS ENDED
                                                                          ----------------------------
                                                                            MARCH 28,        MARCH 31,
                                                                              1998             1997
                                                                            ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings.......................................................      $  31,200       $  22,600
   Adjustments to reconcile net cash
     used for operating activities:
         Depreciation and amortization................................         32,000          37,600
         Deferred income tax expense (benefit)........................           (100)          2,200
         Increase in working capital..................................       (231,300)       (157,900)
         Other-net....................................................        (24,600)        (20,000)
                                                                            ---------       ---------
            Net cash used for operating activities.....................      (192,800)       (115,500)
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...............................................         (6,400)        (25,500)
   Other-net..........................................................         21,700          (2,100)
                                                                            ---------       ---------
            Net cash provided by (used for) investing activities.......        15,300         (27,600)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds under line-of-credit agreements...........................        284,100         306,500
   Payments under line-of-credit agreements...........................        (96,400)       (137,900)
   Principal payments on long-term debt and capital leases............         (8,400)         (3,000)
   Common stock issued................................................          1,400           7,200
   Common stock repurchased...........................................         (3,000)        (30,000)
                                                                            ---------       ---------
           Net cash provided by financing activities..................        177,700         142,800
                                                                            ---------       ---------
   Net increase (decrease) in Cash and cash equivalents (including
       restricted cash)...............................................            200            (300)
   Cash and cash equivalents (including restricted cash)
       at beginning of period.........................................         16,100          18,700
                                                                            ---------       ---------
   Cash and cash equivalents (including restricted cash)
       at end of period...............................................      $  16,300       $  18,400
                                                                            =========       =========


                            See accompanying notes.




                                     (4)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Fruit of the Loom, Inc. (the "Company") for the year ended December 31, 1997. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three months ended March 28, 1998 are not necessarily indicative of results that may be expected for the full year.

     Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

2. No dividends were declared on the Company's common stock for the three-month periods ended March 28, 1998 and March 31, 1997.

3. The Company's effective income tax rate of 17.0% and 29.0% for the first three months of 1998 and 1997, respectively, differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

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

     During the first quarter of 1997, the Company finalized certain of the estimates recorded in connection with the above noted charges. As a result of finalizing these estimates, earnings before income tax expense for the first quarter of 1997 were increased by $7,500,000; these amounts were recorded as a reduction to selling, general and administrative expenses.


                                     (5)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at March 28, 1998 related to discontinued operations consist primarily of certain environmental reserves of approximately $43,500,000 and product liability reserves of approximately $16,900,000. The Company has recorded receivables related to these liabilities of approximately $13,800,000, which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

     Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 1998 and future years.

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

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. Mr. Farley owns 100% of Farley Inc. In consideration of the guarantee, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Shares of the Company held by Mr. Farley and other assets. The loan matures on November 19, 1998. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.



                                     (6)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At March 28, 1998 the Company has a contingent liability to repay, in whole or in part, grants received of approximately $63,300,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

     In connection with the Company's transaction with Acme Boot Company, Inc. ("Acme Boot") during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). Farley Inc. owns 100% of the common stock of Acme Boot. At March 28, 1998, the Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit. The Acme Boot Credit Facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries. At March 28, 1998, approximately $28,900,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facility.

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock"). The Company has fully reserved for the amount of the Junior Preferred Stock. The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Preferred Stock is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot. At March 28, 1998, approximately $36,700,000 remains available and outstanding under the New Acme Credit Agreement which expires in July 1998. In addition, the Company loaned Acme Boot $8,000,000 in August 1997 to provide Acme Boot with supplemental working capital. This loan was made in the form of a demand note payable and is senior to all indebtedness of Acme Boot. At March 28, 1998, $8,000,000 remains outstanding under the senior note.


                                     (7)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):

CONDENSED BALANCE SHEET


                                       MARCH 28,      DECEMBER 31,
                                         1998             1997
                                      ----------      -----------

Current assets                          $30,100            $29,900
Noncurrent assets                         3,300              3,400
                                        -------            -------
                                        $33,400            $33,300
                                        =======            =======
Current liabilities                     $85,200            $81,500
Noncurrent liabilities                   11,400             11,800
Preferred stock                           4,600              4,300
Common stockholders' deficit            (67,800)           (64,300)
                                        -------            -------
                                        $33,400            $33,300
                                        =======            =======

CONDENSED STATEMENT OF OPERATIONS


                                     THREE MONTHS ENDED
                           MARCH 28, 1998         MARCH 31, 1997
                           --------------         --------------


Net sales                       $8,800                 $11,100
                              ========                ========
Gross earnings                  $1,400                  $2,000
                              ========                ========
Operating loss                 $(1,800)                $(1,400)
                              ========                ========
Net loss                       $(3,200)                $(2,900)
                              ========                ========

     As a result of the operating performance of Acme Boot and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company increased its reserve by $32,000,000 from $35,000,000 to $67,000,000 during the third quarter of 1997 to fully reserve the Company's exposure under the Acme Boot guarantees.

     In April 1998, Farley Inc. signed a letter of intent to sell certain assets and liabilities of Acme Boot. In order to adequately capitalize Acme Boot until this transaction can be completed, the Company intends to increase the amount of its direct loan to Acme Boot from $8,000,000 to $10,000,000 in May of 1998. The sale is expected to allow the Company to recover the $10,000,000 loan.



                                     (8)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000 including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation up to a maximum of $47,100,000, based in part on the attainment of certain levels of operating performance by the acquired entity in 1998 and 1999. In the fourth quarter of 1997, the Company recorded a $22,000,000 charge related to this compensation agreement, based on its assessment of the probability that Pro Player's operating performance would result in such amount being earned.

6. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130 had no impact on the Company's Net earnings or Stockholders' Equity. Rather, FAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities, all of which were reported separately in Stockholders' Equity prior to adoption, to be included in new disclosures related to comprehensive income.

     For the first quarter of 1998 and 1997, comprehensive income totaled $19,300,000 and $8,900,000, respectively. The principal difference from reported net income was reductions of $11,900,000 in 1998 and $12,900,000 in 1997 related to foreign currency translation adjustments resulting from the financial statement translation of the accounts of certain of the Company's foreign operations from local currencies to the U.S. dollar. These adjustments reflect the strengthening of the U.S. dollar with respect to the currencies of a number of Western European countries where the Company has made long-term operating commitments.

7. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):


                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH  28,           MARCH 31,
                                                      1998                  1997
                                                    ----------            --------
NUMERATOR
Net earnings                                          $31,200              $22,600
                                                      =======              =======
DENOMINATOR
For basic earnings per common share -
   weighted average shares outstanding                 71,800               76,400
Effect of dilutive employee stock options                 500                1,200
                                                      -------              -------
For diluted earnings per common share -
   weighted average shares outstanding
      and assumed conversions                          72,300               77,600
                                                      =======              =======
Earnings per common share:
   Basic                                                 $.43                 $.30
                                                      =======              =======
   Diluted                                               $.43                 $.29
                                                      =======              =======




                                     (9)

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended March 28, 1998 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.


                            THREE MONTHS ENDED
                    -------------------------------
                    MARCH 28, 1998    MARCH 31, 1997
                   ---------------    --------------

Net sales                   $457.2          $501.0
Gross earnings              $147.7          $142.8
Gross margin                  32.3%           28.5%
Operating earnings           $58.0           $52.4
Operating margin              12.7%           10.5%



                                     (10)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



NET SALES

Net sales decreased $43,800,000 or 8.7% in the first quarter of 1998 compared with the first quarter of 1997. Principal factors were lower volume in retail and activewear lines. Retail sales were impacted by reduced shipments of men's and boys' underwear, casualwear fleece and women's and girls' underwear. Activewear sales declined on lower shipments of T-shirts and fleece for the screenprint market. In addition, activewear sales declined due to a reduction in list prices in December 1997, offset partially by the elimination of promotional programs in the first quarter of 1998. Sports & Licensing sales improved slightly due to increased sales of close-outs which were partially offset by unfavorable mix. European sales declined slightly as unfavorable currency translation adjustments due to the strong dollar more than offset increased volume.

GROSS EARNINGS

Gross earnings increased $4,900,000 or 3.4% in the first quarter of 1998 compared with the first quarter of 1997. Gross margin improved 3.8 percentage points to 32.3% for the quarter. The most significant factor in the margin improvement was cost savings from the Company's offshore sewing and other cost reduction initiatives. In addition, no activewear promotional programs were offered in the first quarter of 1998, benefiting both gross earnings and margin in the period. Volume decreases and reductions in list prices on activewear products in December 1997, however, reduced the rate of improvement in consolidated gross earnings and margin in the first quarter of 1998. Retail gross earnings and margin improved substantially despite lower sales. Although activewear gross earnings declined modestly on lower volume, gross margin increased 3.4 percentage points. Sports & Licensing results were slightly behind last year, and gross earnings and margin from European operations were significantly better, principally due to cost reductions.

OPERATING EARNINGS

Operating earnings increased $5,600,000 in the first quarter of 1998 compared with the corresponding 1997 period. Operating margin improved 2.2 percentage points to 12.7%. Gross earnings and margin improved as noted above, while selling, general and administrative expense declined $600,000 or .7%. This decline in expenses reflected the recording of compensation expense related to a performance share compensation plan for certain executive officers in the first quarter of 1997, along with reductions in personnel, distribution center depreciation and sales commissions (due to a higher sales mix of products which carry no commission) in the first quarter of 1998. These favorable variances were substantially offset by changes in estimates recorded in connection with the special charges taken in 1995 which were finalized in the first quarter of 1997 (reducing selling, general and administrative expense by $7,500,000 in the first quarter of 1997) and increases in advertising and promotion expenses in the first quarter of 1998. Selling, general and administrative expense was 18.2% of sales in the first quarter of 1998 compared with 16.7% of sales in the first quarter of 1997.

                                     (11)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



INTEREST EXPENSE

Interest expense increased $5,800,000 or 30.7% for the first quarter of 1998 compared with the first quarter of 1997. The increase was largely due to a significantly higher average debt level resulting principally from purchases of the Company's common stock ($146,600,000 since March 31, 1997), the LMP settlement ($102,200,000 in the second half of 1997) and a greater investment in working capital needed to better service customers while the Company completes the offshore movement of its sewing and finishing operations and realigns its domestic manufacturing and distribution facilities.

OTHER INCOME (EXPENSE) - NET

The favorable variance in other income (expense) - net compared with the first quarter of 1997 reflected gains of $6,400,000 on the sale of two corporate airplanes in the first quarter of 1998. Other income (expense) - net included losses totaling $3,100,000 and $2,500,000 in the first quarter of 1998 and 1997, respectively, from sales of accounts receivable pursuant to its receivables purchase agreement. In addition, other income (expense) - net in the first quarter of 1998 and 1997 included translation gains of $1,400,000 and $800,000.

INCOME TAXES

The Company's effective income tax rate of 17.0% and 29.0%, respectively, for the first three months of 1998 and 1997 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

EARNINGS PER COMMON SHARE

Earnings per common share - basic were $0.43 and $0.30 and earnings per common share - diluted were $0.43 and $0.29 in the first quarter of 1998 and 1997, respectively. Average common shares were reduced compared with the first quarter of 1997 by the repurchase of approximately 4,700,000 shares between March 31, 1997 and March 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets including bank facilities. The Company has available for the funding of its operations approximately $819,100,000 of revolving lines of credit. As of May 8, 1998, approximately $135,100,000 was available and unused under these facilities.




                                     (12)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used for operating activities was $192,800,000 in the first quarter of 1998 compared with $115,500,000 in the first quarter of 1997. The primary factor in the unfavorable comparison with 1997 was the reduction in trade accounts payable which included advances of $83,100,000 at December 31, 1997, owed to the ultimate purchaser of the Company's receivables under its receivables purchase agreement. Other changes in working capital were consistent from year to year. In addition to the repayment of advances, the working capital increases in 1998 and 1997 were primarily driven by higher inventories ($106,300,000 and $101,300,000, respectively), higher accounts receivable ($16,800,000 and $12,600,000, respectively) and lower accounts payable ($35,000,000 and $30,500,000, respectively). The increases in working capital in 1998 and 1997 reflect the seasonality of the Company's business as it enters its peak selling season.

Investing activities generated $15,300,000 in the 1998 period compared with net cash uses totaling $27,600,000 in the same 1997 period. Capital expenditures in 1998 were $6,400,000 or $19,100,000 lower than the same 1997 period and corporate airplane sales in 1998 added $21,600,000 in proceeds. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $57,000,000 in 1998.

Net cash provided by financing activities totaled $177,700,000 in the first quarter of 1998 compared with $142,800,000 in the first quarter of 1997. The Company borrowed $19,100,000 more under its revolving credit facilities in 1998 and paid $27,000,000 less toward stock repurchases. Offsetting factors were higher payments on long-term debt and capital leases ($5,400,000) and lower proceeds from issuance of common stock ($5,800,000).

In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through March 28, 1998 were 5,890,000 shares at an aggregate cost of $193,200,000.

In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can currently sell up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $221,000,000 of receivables at March 28, 1998 and $183,000,000 of receivables at December 31, 1997 were sold to the Company's unconsolidated, wholly-owned special purpose entity, reducing consolidated notes and accounts receivable. Proceeds of approximately $171,500,000 and $214,500,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce amounts outstanding under the Company's revolving lines of credit.


                                     (13)

                  FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997. Management has not completed its review of FAS 131.



                                     (14)

                   FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS

4(a)* $900,000,000 Credit Agreement dated as of September 19, 1997, among the several banks and other financial institutions from time to time parties thereto (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers Trust Company, The Bank of New York and the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4(b)* Rights Agreement, dated as of March 8, 1996 between Fruit of the Loom, Inc. and Chase Mellon Shareholder Services, L.L.C., Rights Agent (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

27     Financial Data Schedule.
______________________________
* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D. C. 20549 (Commission file No. 1-8941).

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

b.  REPORTS ON FORM 8-K
In February, 1998, the Company filed a Current Report on Form 8-K dated February 11, 1998, reporting the Company's February 11, 1998 press release announcing that the Company had filed a registration statement and preliminary proxy material with the Securities and Exchange Commission regarding a reorganization of the Company.

In February, 1998, the Company filed a Current Report on Form 8-K dated February 12, 1998 reporting the Company's February 12, 1998 press release announcing its earnings for the three months and years ended December 31, 1997 and 1996. The financial statements attached to the press release consisted of a condensed consolidated balance sheet as of December 31, 1997 and 1996, a condensed consolidated statement of operations for the three months and years ended December 31, 1997 and 1996 and a condensed consolidated statement of cash flows for the years ended December 31, 1997 and 1996.

In February, 1998, the Company filed a Current Report on Form 8-K/A dated February 23, 1998, reporting the Company's February 12, 1998 press release announcing its earnings for the three months and years ended December 31, 1997 and 1996. The financial statements attached to the press release consisted of a condensed consolidated balance sheet as of December 31, 1997 and 1996, a condensed consolidated statement of operations for the three months and years ended December 31, 1997 and 1996 and a condensed consolidated statement of cash flows for the years ended December 31, 1997 and 1996.



                                     (15)

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

                                               FRUIT OF THE LOOM, INC.
                                               -----------------------
                                                         (Registrant)




Date: May 12, 1998                                    LARRY K. SWITZER
                                     ----------------------------------
                                                      Larry K. Switzer
                                       Senior Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer
                                           and duly authorized to sign
                                               on behalf of Registrant)



                                     (16)