Form 10-K405/A
period 1997-12-31
FRUIT OF THE LOOM INC /DE/
filed 1998-08-07
CIK 771298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-K/A
                           -------------------------

                                AMENDMENT NO. 1

[X]            AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FRUIT OF THE LOOM, INC.
                         1997 FORM 10-K/A ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item  1.    Business....................................................      1
Item  2.    Properties..................................................      7
Item  3.    Legal Proceedings...........................................      7
Item  4.    Submission of Matters to a Vote of Security Holders
            (None)......................................................      7

PART II
Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      8
Item  6.    Selected Financial Data.....................................      9
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
Item  8.    Financial Statements and Supplementary Data.................     23
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure (None).............................     62

PART III
Item 10.    Directors and Executive Officers of the Registrant..........     62
Item 11.    Executive Compensation......................................     66
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     73
Item 13.    Certain Relationships and Related Transactions..............     75

PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     77

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

ITEM 6. SELECTED FINANCIAL DATA
        (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                        1997             1996             1995             1994          1993
                                        ----             ----             ----             ----          ----
OPERATIONS STATEMENT DATA(1)(2):
Net sales........................     $2,139.9         $2,447.4         $2,403.1         $2,297.8      $1,884.4
Gross earnings...................        495.5(4)         722.9            516.6(9)         683.2         644.3
Operating earnings (loss)........       (287.7)(5)        318.2           (108.9)(10)       271.7(12)     378.4
Interest expense.................         84.7            103.6            116.9             95.4          72.7
Earnings (loss) from continuing
  operations before income tax
  expense (benefit),
  extraordinary items and
  cumulative effect of change in
  accounting principles..........       (451.7)(6)        178.2(7)        (247.5)(11)       170.2         364.0
Earnings (loss) from continuing
  operations before extraordinary
  items and cumulative effect of
  change in accounting
  principles.....................       (385.4)           146.6(8)        (227.8)            84.2         210.8(13)
Earnings (loss) per common share
  from continuing operations
  before extraordinary items and
  cumulative effect of change in
  accounting principles(3):
    Basic........................        (5.18)            1.92            (3.00)            1.11          2.78
    Diluted......................        (5.18)            1.90            (3.00)            1.11          2.77
Average common shares
  outstanding:
    Basic........................         74.4             76.4             75.9             75.8          75.7
    Diluted......................         74.4             77.1             75.9             76.1          76.2

                                                                   DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                        1997             1996             1995             1994          1993
                                        ----             ----             ----             ----          ----
BALANCE SHEET DATA(1)(2):
Total assets.....................     $2,483.1         $2,593.4         $2,973.1         $3,217.9      $2,751.7
Long-term debt, excluding current
  maturities.....................      1,192.8            867.4          1,427.2          1,440.2       1,194.0
Other noncurrent liabilities.....        343.0            271.2            292.9            222.3         191.5
Common stockholders' equity......        422.1          1,093.8            929.2          1,159.9       1,057.2

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

ITEM 6. SELECTED FINANCIAL DATA -- (CONCLUDED)
 (4) Includes pretax charges of $49.8 related to inventory valuation write downs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                     1997           1996           1995
                                                     ----           ----           ----
Net sales......................................    $2,139.9       $2,447.4       $2,403.1
Gross earnings.................................       495.5          722.9          516.6
Gross margin...................................        23.2%          29.5%          21.5%
Operating earnings (loss)......................      (287.7)         318.2         (108.9)
Operating margin...............................       (13.4)%         13.0%          (4.5)%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
     As part of its review of its manufacturing, distribution, and logistics organization, facilities and costs beginning in the third quarter of 1997, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe where industry trends similar to those in the U.S. (such as movement of certain operations to low cost countries) were emerging. This review indicated that certain of the Company's European manufacturing and distribution assets to be held and continued to be used might be impaired. Estimates of undiscounted cash flows indicated that the carrying amounts of these assets were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, less estimated selling costs, resulting in charges of approximately $44,100,000 in the fourth quarter of 1997 (of which $42,800,000 are non-cash charges).

     The Company recorded charges for other asset write downs and reserves totalling $103,600,000 (of which $64,400,000 are non-cash charges) comprised of the following (in millions of dollars).

                                                                                OTHER
                                                     TOTAL       ASSET       RESERVES AND
                                                    CHARGES    WRITE DOWN      ACCRUALS
                                                    -------    ----------    ------------
Inventory obsolescence..........................    $ 10.1       $10.1          $  --
Inventory shrinkage.............................      19.5        19.5             --
Inventory markdown..............................      20.2        20.2             --
Software costs..................................       7.1          --            7.1
Severance.......................................       6.1          --            6.1
Professional fees...............................       6.6          --            6.6
Various contract commitments....................      12.1          --           12.1
Other charges...................................      21.9         8.3           13.6
                                                    ------       -----          -----
                                                    $103.6       $58.1          $45.5
                                                    ======       =====          =====

     Provisions to inventory reserves largely resulted from conditions associated with the acceleration of the offshore movement of the Company's sewing and finishing operations which began late in the third quarter of 1997. Provisions for inventory obsolescence reflected made in U.S.A. labels and polybags and other supplies on hand that were made obsolete because remaining planned domestic production would be insufficient to utilize them.

     The provision for inventory shrinkage reflected the greatly extended pipeline for the Company's in-transit inventories, new freight channels and the difficulty of accounting for inventories at contractor facilities, as well as start-up operations at Company-owned facilities, in foreign locations. The estimated inventory shrinkage provision was based on analyses of in-transit inventory reconciliations, and in the fourth quarter of 1997, the Company identified book to physical adjustments related to inventories at foreign contractor locations. The Company is in the process of upgrading its inventory control system including computer software, analytical procedures, documentation and physical controls. These improvements began in mid 1997 and efforts were intensified with the acceleration of the offshore movement of the Company's sewing and finishing operations and are expected to be completed before the end of 1998. Inventory shrinkage experienced in 1997 was $26,000,000, compared with $18,900,000 in 1996 and $17,600,000 in 1995.

     The inventory markdown provision reflected quality issues related to start-up operations resulting from acceleration of the offshore movement of sewing and finishing operations and, unrelated to the offshore move, a shift in customer demand to upsized garments as opposed to more traditional sizing.

     The Company incurred software costs during 1997 related to business process reengineering and information technology transformation. Substantially all of these costs were incurred and expensed in the fourth quarter in accordance with EITF 97-13 issued November 20, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
     Severance costs were accrued for the termination of certain executive officers with employment agreements as well as other corporate executives.

     Legal, accounting and consulting fees were incurred in connection with the proposed recapitalization of the Company announced February 11, 1998. The Company also incurred costs associated with a proposed new venture that was cancelled in the fourth quarter of 1997 and other matters.

     Contract commitment charges consist of lease commitments on office space no longer occupied, minimum liabilities under royalty agreements whose sales minimums will not be met, a loss on a firm commitment to purchase cloth in 1998, estimated fees to amend certain debt and lease covenants and, as a result of the European restructuring, estimated obligations to repay employment grants in Europe.

     Other charges totalling $21,900,000 consist of an impairment writedown of goodwill along with accruals related to various asset valuation, state and local tax, financing and other issues related to the Company's world-wide restructuring efforts.

     In the fourth quarter of 1997, the Company recorded a $22,000,000 charge for incentive compensation anticipated to be earned at its Pro Player subsidiary (none of which was paid in 1997). The Company recorded charges totalling $20,600,000 related to changes in estimates of environmental and other retained liabilities of former subsidiaries (of which $8,000,000 are non-cash charges).

     The above charges were recorded as $49,800,000 of increases to cost of sales, $354,900,000 of increases to selling, general and administrative expenses, $4,600,000 of impairment write down of goodwill and $32,400,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the Special Charges, cash charges totalled approximately $151,000,000 to be paid in 1998 and future years, $10,900,000 of which relate to restructuring charges as defined by EITF No. 94-3. The Company expects that proceeds from the disposition of assets identified for sale will aggregate approximately $100,000,000 through the first half of 1999. Anticipated cost savings from restructuring activities are estimated by management to approximate $90,000,000 in 1998, of which $70,000,000 are anticipated cash savings, and $120,000,000 annually thereafter, of which $100,000,000 are anticipated cash savings. However, there can be no assurance that such cost savings will be realized. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

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

     Gross earnings decreased 31.5% in 1997 compared to 1996. Gross margin was 23.2% compared with 29.5% in 1996. Major factors were the special charges taken in the fourth quarter of 1997, lower volume and increased promotional activity and price reductions, primarily in activewear, men's and boys' underwear and women's and girls' underwear, and unfavorable currency translation rates compared with 1996. These negative

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 COMPARED TO 1996 -- (CONTINUED)
factors more than offset savings achieved from moving labor intensive operations to lower cost offshore locations.

     The Company had an operating loss of $287,700,000 in 1997 compared with operating earnings of $318,200,000 in 1996. Operating margin dropped 26.4 percentage points to a negative 13.4% of sales. The unfavorable comparison to 1996 reflected lower gross earnings combined with higher selling, general and administrative expenses, largely from special charges in the fourth quarter of 1997. The selling, general and administrative expense increase combined with lower sales resulted in an increase in the ratio of selling, general and administrative expense to sales from 15.4% in 1996 to 24.5% in 1997. Before special charges selling, general and administrative expense increased 5% in 1997 due mainly to higher advertising and promotion, market research and royalty expense, offset partially by lower compensation and benefits related expenses. In addition, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997.

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

     As a result of the migration of certain of its operations to offshore locations and the planned reorganization of the Company, future operations may not generate sufficient U.S. sourced income to utilize

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 COMPARED TO 1996 -- (CONCLUDED)
all of the net deferred tax benefits generated by operations through December 31, 1997. Consequently, the Company recorded a deferred tax asset valuation provision of $64,100,000 in the fourth quarter of 1997.

     In August 1997, the Court of Appeal of the State of California upheld a 1994 judgement of $96,000,000 in the LMP litigation against Universal Manufacturing Corporation ("Universal"), a former subsidiary of the Company, and MagneTek, Inc. ("MagneTek"). In accordance with an agreement between the Company and the plaintiffs, the Company paid $28,600,000 to the plaintiffs on August 18, 1997. The Company's petition for review with the California Supreme Court was denied and the Company paid an additional $73,600,000 including interest to the plaintiffs on November 24, 1997. As a result, a charge of $102,200,000 was recorded in 1997 which is classified as discontinued operations in the accompanying Consolidated Statement of Operations. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

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

     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 (of which $28,400,000 were non-cash charges) related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased manufacturing and distribution facilities, the write-off

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1995 RESTRUCTURING AND SPECIAL CHARGES -- (CONCLUDED) of fixed assets related to these facilities and changes in estimates of the cost of certain of the Company's insurance obligations. The detail of these charges is presented below (in millions of dollars):

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

     The Company recorded charges in the fourth quarter of 1995 of approximately $5,800,000 (of which approximately $1,100,000 was paid during 1995) related to the cost of providing severance and benefits to employees at the closed facilities as well as certain related administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 (of which $70,600,000 are non-cash charges) related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities of former subsidiaries. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements. Also, management adopted a plan to realign certain of the corporate headquarters functions and to terminate the Company's agreement regarding management services with Farley Industries, Inc. ("FII") and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. See "RELATED PARTY TRANSACTIONS" in the Notes to Consolidated Financial Statements.

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

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling, general and administrative expenses and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $4,800,000 and $33,300,000 were paid in 1997 and 1996 and $43,400,000 remain to be paid in 1998 and future years, $900,000, of which relate to restructuring charges as defined by EITF No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

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

     Included in other expense-net in 1996 is a $35,000,000 charge relating to the Company's evaluation of its exposure under the guarantee of debt incurred by Acme Boot under Acme Boot's credit facilities. See "OTHER EXPENSE-NET" in the Notes to Consolidated Financial Statements. Included in other expense-net in 1995 are charges of $20,700,000 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements. See "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. In addition, other expense-net in 1996 and 1995 included approximately $5,300,000 and $5,700,000, respectively, of deferred debt amortization and bank fees. Other expense-net in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONCLUDED)
  1996 COMPARED TO 1995 -- (CONCLUDED)
1996 and 1995 included $700,000 and $5,700,000, respectively, of gains related to the settlement of certain foreign currency denominated transactions. Included in other expense-net in 1996 is $1,700,000 related to the loss on the sale of accounts receivable in December 1996. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

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

     Operating activities in 1997 included payments aggregating of $102,200,000 to settle the LMP litigation. Excluding these payments cash provided by operating activities aggregated $7,300,000 and $513,700,000 in 1997 and 1996. Primary factors in reconciling from the $385,400,000 loss from continuing operations to $7,300,000 of cash provided by operating activities before LMP payments in 1997 were addbacks for non-cash special charges related to long-term items of $261,300,000, the non-cash Acme Boot charge of $32,000,000, depreciation and amortization of $154,200,000, impairment write down of goodwill of $4,600,000 and a decrease in working capital of $94,500,000, along with deductions for a non-cash deferred income tax benefit of $64,600,000 and other deductions of $89,300,000. In 1997, a decrease in notes and accounts receivable of $69,200,000, increases in trade accounts payable of $122,200,000 and other decreases in working capital of $86,100,000 more than offset the increase in inventories of $183,000,000. The decrease in notes and accounts receivable principally reflects the adoption of FAS 125 effective January 1, 1997. The increase in trade accounts payable includes excess amounts advanced to the Company of $83,100,000 by the ultimate purchaser of the receivables. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements. The increase in inventories reflects additional lead time required related to the offshore movement of production. The primary components of cash provided by operating activities in 1996 were net earnings plus depreciation and amortization (totalling $302,300,000) plus a decrease in working capital of $198,000,000. In 1996, decreases in notes and accounts receivable of $93,700,000 and inventories of $60,200,000 and increases in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED) trade accounts payable of $51,800,000 more than offset other working capital uses of $7,700,000. The decrease in notes and accounts receivable in 1996 reflects the Sale of Accounts Receivable of $200,000,000, partially offset by an increase in sales in the fourth quarter over 1995, increased sales allowances and an increase of reserves included in other accounts payable and accrued expenses related to the Receivables sold. The decrease in inventory in 1996 resulted from the implementation of management's plans to reduce inventories and the 1995 decision to eliminate a number of product offerings.

     Net cash used for investing activities was $89,300,000 in 1997 compared with net cash provided by investing activities of $31,300,000 in 1996. The unfavorable year-to-year comparison largely resulted from higher capital expenditures in 1997 ($55,400,000 as compared to $44,500,000 in 1996) and proceeds from the sale of the Hosiery Division in 1996 of $73,800,000. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $57,000,000 in 1998.

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

     On July 11, 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 (the "Registration Statement") to register under the Securities Act of 1933, as amended, the sale of up to $850,000,000 of its debt securities, preferred stock and Class A Common Stock (collectively, the "Securities"). The Registration Statement does not relate to any particular offering of Securities; rather, the Registration Statement was filed to provide the Company with the flexibility to engage

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED) in future offerings without the delay which could result from the filing of new registration statements at that time. The types of Securities offered, and their terms, will be determined prior to any particular offering. The Company anticipates that the net proceeds from any future sale of the Securities would be used for general corporate purposes, including, but not limited to, working capital, capital expenditures, expansion of existing properties, development of new projects, prepayment of outstanding indebtedness, common stock repurchases investments and acquisitions.

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

YEAR 2000

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the Year 2000 Problem. The Company has initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components -- business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers whose Year 2000 problems could potentially impact the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONCLUDED)
YEAR 2000 -- (CONCLUDED)
Company. The equipment component relates to micro-processors with the power of small computers that are embedded within operating equipment such as spinning, knitting and bleach and dye equipment. The Company currently expects the project to be substantially completed by mid 1999 and that it will cost between $5,000,000 and $10,000,000, which will be expensed as incurred.

     BUSINESS APPLICATIONS. In 1996 the Company began a worldwide business systems redesign and implementation project which is expected to be completed in 1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace approximately 60% of the Company's business computer programs. An additional 20% of business application programs will be made compliant through the Year 2000 Project, and 20% will be retired. The remaining non-compliant programs are to be brought into compliance by the vendors that will supply the programs. The majority of the business applications Year 2000 Project is scheduled to be completed by June 1999, with a few software programs scheduled to be replaced near the end of the year. The Company is also identifying and prioritizing critical suppliers and customers and will follow up with them concerning their plans and progress in addressing the Year 2000 as part of routine maintenance.

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

     The Company had $342,600,000 of variable rate debt outstanding at December 31, 1997. At this borrowing level, a hypothetical 10% adverse change in interest rates would have a $2,100,000 unfavorable

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK --
         (CONCLUDED)
INTEREST RATES -- (CONCLUDED)
impact on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. and European interbank rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors...........     24

Consolidated Balance Sheet -- December 31, 1997 and 1996....     25

Consolidated Statement of Operations for Each of the Years
  Ended December 31, 1997, 1996 and 1995....................     26

Consolidated Statement of Cash Flows for Each of the Years
  Ended December 31, 1997, 1996 and 1995....................     27

Notes to Consolidated Financial Statements..................     28

Supplementary Data (Unaudited)..............................     61

Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........     79

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................    $2,139,900    $2,447,400    $2,403,100
Cost of sales............................................     1,644,400     1,724,500     1,886,500
                                                             ----------    ----------    ----------
  Gross earnings.........................................       495,500       722,900       516,600
Selling, general and administrative expenses.............       751,800       378,000       429,700
Goodwill amortization....................................        26,800        26,700        37,300
Impairment write down of goodwill........................         4,600            --       158,500
                                                             ----------    ----------    ----------
  Operating earnings (loss)..............................      (287,700)      318,200      (108,900)
Interest expense.........................................       (84,700)     (103,600)     (116,900)
Other expense-net........................................       (79,300)      (36,400)      (21,700)
                                                             ----------    ----------    ----------
  Earnings (loss) from continuing operations before
     income tax expense (benefit) and cumulative effect
     of change in accounting principle...................      (451,700)      178,200      (247,500)
Income tax expense (benefit).............................       (66,300)       31,600       (19,700)
                                                             ----------    ----------    ----------
  Earnings (loss) from continuing operations before
     cumulative effect of change in accounting
     principle...........................................      (385,400)      146,600      (227,800)
  Discontinued operations -- LMP litigation..............      (102,200)           --            --
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --            --        (5,200)
                                                             ----------    ----------    ----------
  Net earnings (loss)....................................    $ (487,600)   $  146,600    $ (233,000)
                                                             ==========    ==========    ==========
Earnings (loss) per common share:
  Continuing operations..................................        $(5.18)        $1.92        $(3.00)
  Discontinued operations -- LMP litigation..............         (1.37)           --            --
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --            --         (0.07)
                                                             ----------    ----------    ----------
  Net earnings (loss)                                            $(6.55)        $1.92        $(3.07)
                                                             ==========    ==========    ==========
Earnings (loss) per common share -- assuming dilution:
  Continuing operations..................................        $(5.18)        $1.90        $(3.00)
  Discontinued operations -- LMP litigation..............         (1.37)           --            --
  Cumulative effect of change in accounting for
     pre-operating costs.................................            --            --         (0.07)
                                                             ----------    ----------    ----------
  Net earnings (loss)....................................        $(6.55)        $1.90        $(3.07)
                                                             ==========    ==========    ==========
Average common shares outstanding
  Basic..................................................        74,400        76,400        75,900
                                                             ==========    ==========    ==========
  Diluted................................................        74,400        77,100        75,900
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

     EMPLOYEE BONUS PLANS AND OTHER INCENTIVE COMPENSATION. The Company has a performance based management incentive plan for officers and key employees of the Company based upon performance related

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED) criteria determined at the discretion of the Compensation Committee of the Board of Directors. The Company accrues amounts based on anticipated performance for the current year and awards are made in the first quarter of the succeeding year. In addition, in connection with the acquisition of Pro Player, the principals may be entitled to receive specified amounts of incentive compensation based on achievement of certain Pro Player sales and earnings targets in 1998 and 1999. Amounts are earned over the period from August 1994 through December 1999 which represents the period the services are being rendered. Each quarter, the Company assesses whether it is probable that the compensation will be earned. If probable, the Company accrues the proportion earned.

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

                                                              FUTURE                  TOTAL
                                                               CASH      NONCASH     CHARGES
                                                             --------    --------    --------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Loss on sale of facilities, improvements and equipment:
     Sewing and finishing..................................  $     --    $ 30,500    $ 30,500
     Distribution facilities...............................        --      36,100      36,100
     Impairment of mills to be sold........................        --      75,400      75,400
     Lease residual guarantees.............................    61,000          --      61,000
     Other equipment.......................................        --      29,600      29,600
                                                             --------    --------    --------
                                                               61,000     171,600     232,600
  Severance costs..........................................     8,400          --       8,400
  Other accruals...........................................     6,500       3,900      10,400
                                                             --------    --------    --------
                                                               75,900     175,500     251,400
                                                             --------    --------    --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Impairment of long lived assets..........................        --      42,800      42,800
  Other accruals...........................................     1,300          --       1,300
                                                             --------    --------    --------
                                                                1,300      42,800      44,100
                                                             --------    --------    --------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT................    22,000          --      22,000
                                                             --------    --------    --------
OTHER ASSET WRITE DOWNS AND RESERVES
  Inventory valuation provisions...........................        --      49,800      49,800
  Other accruals...........................................    39,200      14,600      53,800
                                                             --------    --------    --------
                                                               39,200      64,400     103,600
                                                             --------    --------    --------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF FORMER
  SUBSIDIARIES.............................................    12,600       8,000      20,600
                                                             --------    --------    --------
          Total pretax charges.............................  $151,000    $290,700    $441,700
                                                             ========    ========    ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     Each of these categories is discussed below.

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing and finishing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and requires the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. Management committed to dispose of these sewing and finishing facilities in late November and December 1997 and expects to cease production at eight of nine facilities by mid-1998. Equipment will be sold or scrapped and real estate will be sold. The Company expects to complete these asset sales in 1998 and 1999. Impairment charges related to sewing and finishing facilities that the Company had not ceased operating at December 31, 1997 totalled $7,000,000. The redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. Management committed to dispose of certain distribution assets in December 1997. The Company expects to cease operating five of seven locations by mid-1998 and the remaining two locations in the second half of 1998. The Company expects to complete the asset sales in 1998 and 1999. Impairment charges related to distribution assets that the Company had not ceased operating at December 31, 1997 totalled $34,000,000. The Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of three of its U.S. based yarn mills. Management committed to dispose of these assets in December 1997. To avoid further impairment, the Company continues to operate these impaired mills as going concerns as efforts to sell them progress. Management expects to complete these asset sales in 1998. Impairment charges related to these yarn mills totalled $75,400,000. FAS 121 requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. It is the Company's intention to dispose of the facilities and equipment for which impairment charges have been recorded and the Company believes it has the ability to dispose of the assets in less than 30 days from the time a buyer agrees to purchase the assets and still meet production and distribution needs. The assets to be disposed of as of the end of 1997 relate to manufacturing and distribution assets which the Company's accounting systems treat as cost centers and do not track results of operations beyond cost. Costs incurred in producing products in the yarn mills and sewing and finishing facilities to be disposed of, excluding raw material costs, and costs of distribution facilities to be disposed of totalled approximately $501,600,000, $503,900,000 and $475,600,000 in 1997, 1996 and 1995,
respectively, including depreciation of $43,500,000, $43,500,000 and $40,800,000, respectively. Similar costs will be incurred in future years at other locations (company owned or through contract arrangements). As a result of the offshore migration of its sewing and finishing operations and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. See "LEASE COMMITMENTS." Charges related to loss on disposal of facilities, improvements and equipment totalled $232,600,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 1997 as required by FAS 121, EITF 94-3 or other authoritative literature. Assets held for sale included in other noncurrent assets in the accompanying Consolidated Balance Sheet totalled $104,700,000 at December 31, 1997.

     As part of its review of its manufacturing, distribution, and logistics organization, facilities and costs beginning in the third quarter of 1997, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe where industry trends similar to those in the U.S. (such as movement of certain operations to low cost countries) were emerging. This review indicated that certain of the Company's European manufacturing and distribution assets to be held and continued to be used might be impaired. Estimates of undiscounted cash flows indicated that the carrying amounts of these assets were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, less estimated selling costs.

     The Company recorded charges for other asset write downs and reserves totalling $103,600,000 comprised of the following (in millions of dollars).

                                                                                OTHER
                                                     TOTAL       ASSET       RESERVES AND
                                                    CHARGES    WRITE DOWN      ACCRUALS
                                                    -------    ----------    ------------
Inventory obsolescence..........................    $ 10.1       $10.1          $  --
Inventory shrinkage.............................      19.5        19.5             --
Inventory markdown..............................      20.2        20.2             --
Software costs..................................       7.1          --            7.1
Severance.......................................       6.1          --            6.1
Professional fees...............................       6.6          --            6.6
Various contract commitments....................      12.1          --           12.1
Other charges...................................      21.9         8.3           13.6
                                                    ------       -----          -----
                                                    $103.6       $58.1          $45.5
                                                    ======       =====          =====

     Provisions to inventory reserves largely resulted from conditions associated with the acceleration of the offshore movement of the Company's sewing and finishing operations which began late in the third quarter of 1997. Provisions for inventory obsolescence reflected made in U.S.A. labels and polybags and other supplies on hand that were made obsolete because remaining planned domestic production would be insufficient to utilize them.

     The provision for inventory shrinkage reflected the greatly extended pipeline for the Company's in-transit inventories, new freight channels and the difficulty of accounting for inventories at contractor facilities, as well as start-up operations at Company-owned facilities, in foreign locations. The estimated inventory shrinkage provision was based on analyses of in-transit inventory reconciliations, and in the fourth quarter of 1997, the Company identified book to physical adjustments related to inventories at foreign contractor locations. Inventory shrinkage experienced in 1997 was $26,000,000, compared with $18,900,000 in 1996 and $17,600,000 in 1995.

     The inventory markdown provision reflected quality issues related to start-up operations resulting from acceleration of the offshore movement of sewing and finishing operations and, unrelated to the offshore move, a shift in customer demand to upsized garments as opposed to more traditional sizing.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     The Company incurred software costs during 1997 related to business process reengineering and information technology transformation. Substantially all of these costs were incurred and expensed in the fourth quarter in accordance with EITF 97-13 issued November 20, 1997.

     Severance costs were accrued for the termination of certain executive officers with employment agreements as well as other corporate executives.

     Legal, accounting and consulting fees were incurred in connection with the proposed recapitalization of the Company announced February 11, 1998. The Company also incurred costs associated with a proposed new venture that was cancelled in the fourth quarter of 1997 and other matters.

     Contract commitment charges consist of lease commitments on office space no longer occupied, minimum liabilities under royalty agreements whose sales minimums will not be met, a loss on a firm commitment to purchase cloth in 1998, estimated fees to amend certain debt and lease covenants and, as a result of the European restructuring, estimated obligations to repay employment grants in Europe.

     Other charges totalling $21,900,000 consist of an impairment writedown of goodwill along with accruals related to various asset valuation, state and local tax, financing and other issues related to the Company's world-wide restructuring efforts.

     In the fourth quarter of 1997, the Company recorded a $22,000,000 charge for incentive compensation anticipated to be earned at its Pro Player subsidiary (none of which was paid in 1997). The Company recorded charges totalling $20,600,000 related to changes in estimates of environmental and other retained liabilities of former subsidiaries. Environmental charges reflected an increase in estimated environmental costs of $8,600,000 and a reduction in expected recoveries of $8,000,000. See "CONTINGENT LIABILITIES." The remaining $4,000,000 reflects the projected costs to the Company of pension obligations of certain former subsidiaries as estimated based on settlement negotiations begun with the Pension Benefit Guarantee Corporation in late December 1997.

     The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

                                                      SELLING,      IMPAIRMENT
                                                    GENERAL AND        WRITE
                                         COST OF   ADMINISTRATIVE      DOWN        OTHER
                                          SALES       EXPENSE       OF GOODWILL   EXPENSE    TOTAL
                                         -------   --------------   -----------   -------   --------
Closing and disposal of U.S.
  manufacturing and distribution
  facilities...........................  $    --      $251,400        $   --      $    --   $251,400
Impairment of European manufacturing
  and distribution facilities..........       --        44,100            --           --     44,100
Pro Player incentive compensation
  agreement............................       --        22,000            --           --     22,000
Other asset write downs and reserves...   49,800        37,400         4,600       11,800    103,600
Changes in estimates of retained
  liabilities of former subsidiaries...       --            --            --       20,600     20,600
                                         -------      --------        ------      -------   --------
                                         $49,800      $354,900        $4,600      $32,400   $441,700
                                         =======      ========        ======      =======   ========

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the Special Charges, cash charges totalled approximately $151,000,000

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Concluded)
to be paid in 1998 and future years, $10,900,000 of which relate to restructuring charges as defined by EITF No. 94-3. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

     Following is a summary of the 1997 special charges and related reserve balances at December 31, 1997 (in thousands of dollars):

                                                                                        RESERVE
                                                    1997        CASH       OTHER       BALANCE AT
                                                  SPECIAL     PAYMENTS    ACTIVITY    DECEMBER 31,
                                                  CHARGES     IN 1997     IN 1997         1997
                                                  --------    --------    --------    ------------
CLOSING AND DISPOSAL OF U.S.
  MANUFACTURING AND DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements and
     equipment:
     Sewing, finishing and distribution
       facilities...............................    66,600     $   --     $    --       $ 66,600
     Impairment of mills to be sold.............    75,400         --          --         75,400
     Lease residual guarantees..................    61,000         --          --         61,000
     Other equipment............................    29,600         --      22,100          7,500
                                                  --------     ------     -------       --------
                                                   232,600         --      22,100        210,500
  Severance costs...............................     8,400         --          --          8,400
  Other accruals................................    10,400         --          --         10,400
                                                  --------     ------     -------       --------
                                                   251,400         --      22,100        229,300
                                                  --------     ------     -------       --------
IMPAIRMENT OF EUROPEAN
  MANUFACTURING AND DISTRIBUTION FACILITIES
  Impairment of long lived assets...............    42,800         --      42,800             --
  Other accruals................................     1,300         --          --          1,300
                                                  --------     ------     -------       --------
                                                    44,100         --      42,800          1,300
                                                  --------     ------     -------       --------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT.....    22,000         --          --         22,000
                                                  --------     ------     -------       --------
OTHER ASSET WRITE DOWNS AND RESERVES
  Inventory valuation provisions................    49,800         --          --         49,800
  Other accruals................................    53,800      7,400       9,200         37,200
                                                  --------     ------     -------       --------
                                                   103,600      7,400       9,200         87,000
                                                  --------     ------     -------       --------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF
  FORMER SUBSIDIARIES...........................    20,600         --       8,000         12,600
                                                  --------     ------     -------       --------
          Total pretax charges..................  $441,700     $7,400     $82,100       $352,200
                                                  ========     ======     =======       ========

-------------------------
Other activity in 1997 represents assets written off.

1995 Special Charges

     In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. Accordingly, the Company identified for termination 194 salaried and 5,926 production personnel related to closed operations. Terminated personnel were notified of their separation in 1995 and the plant closings and attendant personnel reductions were substantially completed in 1995. Of the terminated personnel, all production and 180 of the salaried personnel were terminated in 1995; the remaining 14 salaried personnel were terminated in 1996. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1995 Special Charges -- (Continued)
facilities and attendant personnel reductions and charges related to inventory write downs and valuations, foreign operations and other corporate issues. These actions were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. The Company realigned its operations by shifting production at the remaining domestic operations in order to balance its production capabilities.

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
                                                                -------
                                                                $82,800
                                                                =======

     These charges were recorded in the fourth quarter of 1995 as required by EITF No. 94-3 or other authoritative literature. All facilities, improvements and equipment closed in 1995 were sold to third parties or relinquished in settlement of lease terminations. Transactions to dispose of substantially all of these assets occurred in 1995 and 1996.

     The Company recorded charges of approximately $5,800,000 related to the cost of providing severance and benefits to employees affected by the facility closings as well as certain administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities of former subsidiaries. Also, the Company adopted a plan to realign certain of its corporate headquarters functions and to terminate its relationship for management services with FII and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1995 Special Charges -- (Continued)
and other costs. These charges included certain valuation reserves and the impact of license agreements which relate specifically to the SALEM and GITANO brands. The total impact of the charges in 1995 (including the write down of goodwill) pertaining to the SALEM and GITANO brands was $164,100,000. See "RELATED PARTY TRANSACTIONS."

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling general and administrative expenses and $20,700,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $4,800,000 and $33,300,000 were paid in 1997 and 1996 and $43,400,000 remain to be paid in 1998 and future years, $900,000 of which relate to restructuring charges as defined by EITF No. 94-3.

     A rollforward of the 1995 special charges by year through December 31, 1997 is presented below (in thousands of dollars):

                                                                                        RESERVE
                                                       1995       CASH      OTHER      BALANCE AT
                                                     SPECIAL    PAYMENTS   ACTIVITY   DECEMBER 31,
                                                     CHARGES    IN 1995    IN 1995        1995
                                                     --------   --------   --------   ------------
Impairment write down of goodwill..................  $158,500   $    --    $156,400     $  2,100
                                                     --------   -------    --------     --------
Closing or realignment of manufacturing operations:
  Loss on disposal of closed facilities,
     improvements and equipment....................    29,000        --      27,200        1,800
  Changes in estimates of insurance liabilities....    21,800        --          --       21,800
  Costs related to expected increases in workers'
     compensation and health and welfare costs.....     8,000        --          --        8,000
  Costs related to termination of certain lease
     obligations...................................     7,300       900          --        6,400
  Costs related to severance of the hourly
     workforce.....................................     6,700     6,700          --           --
  Other............................................    10,000       300          --        9,700
                                                     --------   -------    --------     --------
                                                       82,800     7,900      27,200       47,700
Severance..........................................     5,800     1,100          --        4,700
Other asset write downs, valuation reserves and
  other reserves...................................    91,100     8,600      19,400       63,100
Changes in estimates of certain retained
  liabilities of former subsidiaries...............    19,200        --          --       19,200
Termination of management agreement................    15,500        --          --       15,500
                                                     --------   -------    --------     --------
                                                     $372,900   $17,600    $203,000     $152,300
                                                     ========   =======    ========     ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1995 Special Charges -- (Continued)

                                             RESERVE                                          RESERVE
                                            BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                           DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                               1995       IN 1996     IN 1996    IN 1996        1996
                                           ------------   --------   ---------   --------   ------------
Impairment write down of goodwill........    $  2,100     $    --     $    --    $ 2,100      $    --
                                             --------     -------     -------    -------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment..........       1,800         300          --        200        1,300
  Changes in estimates of insurance
     liabilities.........................      21,800       7,800          --         --       14,000
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs.......................       8,000       1,800         300         --        5,900
  Costs related to termination of certain
     lease obligations...................       6,400       5,500      (1,200)        --        2,100
  Costs related to severance of the
     hourly workforce....................          --          --          --         --           --
  Other..................................       9,700       2,000       4,700         --        3,000
                                             --------     -------     -------    -------      -------
                                               47,700      17,400       3,800        200       26,300
Severance................................       4,700       4,400          --         --          300
Other asset write downs, valuation
  reserves and other reserves............      63,100       2,800       6,600     44,500        9,200
Changes in estimates of certain retained
  liabilities of former subsidiaries.....      19,200          --       3,000         --       16,200
Termination of management agreement......      15,500       8,700          --         --        6,800
                                             --------     -------     -------    -------      -------
                                             $152,300     $33,300     $13,400    $46,800      $58,800
                                             ========     =======     =======    =======      =======

                                              RESERVE                                          RESERVE
                                             BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                            DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                                1996       IN 1997     IN 1997    IN 1997        1997
                                            ------------   --------   ---------   --------   ------------
Impairment write down of goodwill.........    $    --       $   --     $   --      $   --      $    --
                                              -------       ------     ------      ------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment...........      1,300          700         --         400          200
  Changes in estimates of insurance
     liabilities..........................     14,000           --         --          --       14,000
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs........................      5,900          700         --          --        5,200
  Costs related to termination of certain
     lease obligations....................      2,100        1,100         --          --        1,000
  Costs related to severance of the hourly
     workforce............................         --           --         --          --           --
  Other...................................      3,000          300         --          --        2,700
                                              -------       ------     ------      ------      -------
                                               26,300        2,800         --         400       23,100
Severance.................................        300          100         --          --          200
Other asset write downs, valuation
  reserves and other reserves.............      9,200          600      2,000       2,700        3,900
Changes in estimates of certain retained
  liabilities of former subsidiaries......     16,200           --         --          --       16,200
Termination of management agreement.......      6,800        1,300      5,500          --           --
                                              -------       ------     ------      ------      -------
                                              $58,800       $4,800     $7,500      $3,100      $43,400
                                              =======       ======     ======      ======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONCLUDED)
1995 Special Charges -- (Concluded)
     Other activity principally consisted of goodwill and fixed asset write offs and sales of inventory which had been written down as part of the special charges. In 1996 and 1997, other activity of $46,800,000 and $3,100,000 principally related to inventory reserves established which were relieved as the inventory was sold.

     During 1996, the Company finalized certain of the estimates recorded in connection with the special charges taken in 1995 which reduced cost of sales by $3,400,000, selling, general and administrative expenses by $6,400,000 and other expense by $3,600,000. Of this amount, $3,800,000 related to closing or realignment of manufacturing operations, principally reflecting the favorable settlement from subletting leased facilities and decreases in actual Cobra costs incurred over amounts estimated. The favorable settlement from subletting leased facilities and decreases in actual COBRA costs incurred over amounts estimated are included in "other" within "Closing or realignment of manufacturing operations" in the rollforward for the year ended December 31, 1996. In addition, estimates of other asset writedowns and reserves were reduced by $6,600,000 and primarily resulted from favorable renegotiation of royalty contracts. Further, changes in estimates of certain retained liabilities of former subsidiaries were reduced by $3,000,000, reflecting favorable settlement of product liability lawsuits.

     During 1997, the Company finalized certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997. The adjustments to reserves consisted of $5,500,000 resulting from a favorable lease renegotiation and $2,000,000 related to a reduction in bad debt reserves due to improvement in customer financial performance. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

     The remaining reserve balance of $43,400,000 at December 31, 1997 will be relieved as costs are incurred and consists principally of insurance liabilities of $14,000,000 and environmental charges of $16,200,000, both of which are expected to be utilized in 1998 and 1999. The remaining reserve balance is expected to be completely utilized by the end of 1998.

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

ACQUISITIONS

     In March 1994, the Company acquired certain assets of Gitano for approximately $91,400,000. In August 1994, the Company acquired Pro Player for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation of varying amounts up to a maximum of $47,100,000 based in part on the attainment of certain levels of operating performance by the acquired entity. Level one compensation bonuses aggregating $31,400,000 ($15,400,000 for 1998 and $16,000,000 for 1999) and level two compensation bonuses aggregating $15,700,000 ($7,700,000 for 1998 and $8,000,000 for 1999) are attainable if certain outerwear sales and gross earnings targets are met for each respective year. The level one minimum bonus levels set for 1998 and 1999 were met in both 1996 and 1997. Because the minimums were met in two consecutive years and due to Company projections which indicated the minimums would continue to be met in 1998 and 1999, the Company concluded for the first time that

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ACQUISITIONS -- (CONCLUDED)
payment of the level one bonuses was probable. The compensation charge was recognized as a cumulative catch-up since the services were being rendered over the entire period from August 1994 though the end of 1999. Therefore, the proportion of the total level one bonus earned though December 31, 1997 ($22,000,000) was recorded in the fourth quarter of 1997. Based upon the historical performance and company projections for 1998 and 1999, attainment of level-two compensation targets was not probable as of the end of 1997, and, therefore, no level two compensation expense has been recorded. In November 1993, the Company acquired Salem for approximately $157,600,000, including approximately $23,900,000 of Salem debt which was repaid by the Company. The aforementioned acquisitions (collectively, the "Acquisitions") were accounted for using the purchase method of accounting. Accordingly, the purchase prices were allocated to assets and liabilities based on their estimated fair values as of the date of the Acquisitions. The cost in excess of the net assets acquired in the Acquisitions was approximately $215,000,000 and was originally being amortized over periods ranging from 15 to 20 years. In 1995, the Company wrote-off the remaining balance of all goodwill related to the acquisitions of Salem and Gitano. See "SPECIAL CHARGES."

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

     Prior to January 1, 1997, the Company accounted for these sales in accordance with FAS 77 "Reporting by Transferors for Transfers of Receivables with Recourse," under which accounts of the SPE were consolidated. Effective January 1, 1997, the Company adopted FAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for sales of trade accounts receivable. Adoption of FAS 125 had no impact on net income in 1997. Under FAS 125 and EITF 97-6, however, the Company no longer consolidates the SPE. Rather, the SPE is reflected as an equity basis investment as of December 31, 1997, in the accompanying Consolidated Balance Sheet.

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

     The full amount of the allowance for possible losses has been retained by the SPE and classified as a recourse liability because the SPE, as agent for the purchaser, retains the same risk of credit loss, including collection and administrative responsibilities, as if the receivables had not been sold. The fair value of the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SALE OF ACCOUNTS RECEIVABLE -- (CONCLUDED) recourse liability of $20,900,000 included in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 1996 approximated the allocated allowance for possible losses given the short-term nature of the transferred receivables.

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

 (8) The obligations of the Company under the Bank Credit Agreement, the Canadian Debt (as hereinafter defined), the Foreign Credit Facilities and the Irish Term Loan are guaranteed by certain of the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONTINUED)
     Company's subsidiaries and such debt effectively ranks ahead of this fixed rate debt with respect to such guarantees.

 (9) Net of unamortized discount of $800 and $900 in 1997 and 1996, respectively (nominal rate 6.5%).

(10) Net of unamortized discount of $49,600 and $50,900 in 1997 and 1996, respectively (nominal rate 7%). This fixed rate obligation ranks pari passu with the Company's Bank Credit Agreement.

(11) Net of unamortized discount of $2,000 in 1997 and 1996 (nominal rate
     7.375%).

     In September 1997, the Company entered into a Bank Credit Agreement maturing September 2002, replacing the prior Credit Agreement, maturing June 1999. The Bank Credit Agreement provides the Company with an $900,000,000 line of credit which consists of a $600,000,000 revolving line of credit, a $200,000,000 364-day facility and a $100,000,000 Term Loan. At December 31, 1997, no borrowings were outstanding under the $200,000,000 364-day facility. At December 31, 1997, $22,200,000 of letters of credit were issued under the Bank Credit Agreement. The letters of credit were issued to secure various insurance, debt and other obligations. At December 31, 1996, approximately $73,000,000 of letters of credit were issued under the Credit Agreement. In 1996, the letters of credit were issued to secure a bond posted in connection with the appeal of the LMP Litigation. Borrowings under the Bank Credit Agreement bear interest at a rate approximating the prime rate (8.50% at December 31, 1997) or, at the election of the Company, at rates approximating LIBOR (6.00% at December 31, 1997) plus 30 basis points. The Company also pays a facility fee (the "Facility Fee") under the Bank Credit Agreement equal to 15 basis points on the aggregate commitments thereunder. Interest rates and the Facility Fee are subject to increase or decrease based upon the Company's unsecured debt ratings. The weighted average interest rate for borrowings outstanding under the Bank Credit Agreement at December 31, 1997 was approximately 6.53%. Borrowings under the Bank Credit Agreement are guaranteed by certain of the Company's subsidiaries.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONCLUDED)
     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $28,200,000 in 1998; $295,000,000 in 1999;
$20,800,000 in 2000; $21,000,000 in 2001; and $332,200,000 in 2002.

     Cash payments of interest on debt were $86,700,000, $101,600,000 and $114,600,000 in 1997, 1996 and 1995, respectively. These amounts exclude amounts capitalized.

FINANCIAL INSTRUMENTS

     During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company is party to interest rate swap contracts for $50,000,000 expiring in 1998 and $50,000,000 expiring in 1999 that have the effect of converting floating rate debt based on three month LIBOR rates into fixed rate debt. The average annual variable rate received in 1997 and 1996 was 5.70% and 5.53%, respectively. The average annual fixed rate paid in 1997 and 1996 was 5.05% for both years.

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

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain operations. The Company's retained liability reserves at December 31, 1997 consist primarily of certain environmental and product liability reserves of approximately $49,100,000 and $16,900,000, respectively. The Company has recorded receivables related to these liabilities of approximately $13,800,000 which management believes will be recovered from insurance and other sources.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
Management and outside environmental consultants evaluate, on a site-by-site or a claim-by-claim basis, the extent of environmental damage, the type of remediation that will be required and the Company's proportionate share of those costs as well as the Company's liability in each case. During 1997, special charges of $16,600,000 were recorded related to an increase in estimated environmental costs of $8,600,000 and a reduction in expected recoveries of $8,000,000. The increase in the estimated costs primarily relates to $2,700,000 of expected costs related to maintenance at the Company's closed site in St. Louis, Michigan as a result of the Company's evaluation of site conditions concluded in October 1997, $5,900,000 of expected increase in cost of operations and maintenance at several closed sites and in expected other remedial costs at multiple sites, resulting from the Company's evaluation, in October 1997, of its cost to complete a remedial action plan at one of its sites. As a result of this evaluation, estimates of costs of operation and maintenance at other sites were reevaluated and adjusted in the fourth quarter of 1997. The $8,000,000 reduction in recoveries primarily relates to the amount estimated to be recovered from insurance carriers against whom the Company filed suit on October 28, 1997. The reduction was made after reevaluating its probable recoveries against insurance carriers subsequent to the filing of such lawsuit and after the settlement of a lawsuit for contribution in the fourth quarter of 1997 in the amount of $2,600,000 less than previously estimated. The Company's retained liability reserves principally pertain to 10 specifically identified environmental sites and the aforementioned product liabilities. Three sites and the total product liabilities each individually represent more than 10% of the net reserve and in the aggregate represent approximately 58% of the net reserve. Management believes they have adequately estimated the impact of remediating identified sites, the expected contribution from other potentially responsible parties and recurring costs for managing sites as well as the ultimate resolution of the product liability claims. The Company is not aware of any unasserted claims and therefore none have been reflected in the reserves established. Management currently estimates actual payments before recoveries by year for the next five years and thereafter as noted below (in thousands of dollars):

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
     In February 1986, the Company completed the sale of stock of its then wholly-owned subsidiary, Universal, to MagneTek. At the time of the sale, there was a suit pending against Universal and Northwest Industries, Inc. by L.M.P. Corporation ("LMP"). The suit alleged that Universal and Northwest Industries, Inc. fraudulently induced LMP to sell its business to Universal and then suppressed the development of certain electronic lighting ballasts in breach of the agreement of sale, which required Universal to pay to LMP a percentage of the net profits from such business from 1982 through 1986. In accordance with an agreement between the Company and the plaintiffs (the "Settlement Agreement"), the Company paid $28,600,000 to the plaintiffs on August 18, 1997 and paid an additional $73,600,000 including interest on November 24, 1997. The Company took a charges of $101,200,000 in the third quarter 1997 and $1,000,000 in the fourth quarter of 1997 to reflect these costs which are classified as discontinued operations in the accompanying Consolidated Statement of Operations.

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

     In connection with the Company's transaction with Acme Boot during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). FI owns 100% of the common stock of Acme Boot. Mr. Farley holds

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
100% of the common stock of FI. See "OTHER EXPENSE-NET" and "RELATED PARTY TRANSACTIONS." At December 31, 1997 the Acme Boot Credit Facility provides for up to $30,000,000 of loans and letters of credit. The Acme Boot Credit Facility is secured by first liens on substantially all of the assets of Acme Boot and its subsidiaries. At December 31, 1997 approximately $27,000,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facility.

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in January 1998. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. The independent members of the Board of Directors of the Company determined that it was in the best interest of the Company to guarantee, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement in exchange for the Company's receipt of $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock") in order to minimize the Company's financial exposure related to the guarantee of the Acme Boot Credit Facility and other contingent liabilities related to the repayment by the Company of proceeds received by it in connection with Acme Boot's issuance to third parties of subordinated debt and preferred stock in 1993, which had declined in market value since issuance. By April 1995, the downturn in the cyclical western wear and boot industry and the resulting operating earnings caused a significant discount in the market prices of the Acme Boot securities issued in December 1993. At that time, the Company was concerned that a further deterioration in Acme Boot's performance, while believed to be short-term and cyclical in nature, might give rise to legal and financial exposure to the Company as a result of the Company's receipt of substantially all of the cash proceeds from the December 1993 Acme Boot offering. The Company became aware that Acme Boot's management had the opportunity to buy back its securities at a substantial discount to face value, thereby reducing Acme Boot's annual interest costs from approximately $6,900,000 to approximately $2,600,000 and eliminating the burden of approximately $2,500,000 of annual cumulative preferred cash dividends. As a result, Acme Boot's management requested the Company to guarantee up to an additional $40,000,000 of bank debt necessary to finance the repurchase of essentially all of the Acme Boot securities outstanding for $40,000,000. In making their determination, the independent directors reviewed Acme Boot's historical financial performance, current financial condition and Acme Boot's business plan and business forecast, historical trends in the cyclical western wear and boot industry, and interviewed Acme Boot's senior management. The independent Directors' decision to guarantee the New Acme Credit Agreement was based upon their consideration of the contingent liability to the Company related to the further potential deterioration of Acme Boot's financial condition, the value of Acme Boot's assets securing the guarantee, the expected improvement of Acme Boot's financial condition after the refinancing, the favorable outlook at the time of Acme Boot's business and its industry, and the value of Acme Boot's preferred stock to be received by the Company as consideration for the guarantee. The Company has fully reserved for the amount of the Junior Preferred Stock. The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Series B Preferred Stock (the "Acme 12 1/2% Preferred Stock") is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot. At December 31, 1997, approximately $36,700,000 remains outstanding under the New Acme Credit Agreement. In addition, the Company loaned

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONCLUDED)
Acme Boot $8,000,000 in August 1997 to provide Acme Boot with supplemental working capital during Acme Boot's peak selling season. The loan was made in the form of a demand note payable and is senior to all indebtedness of Acme Boot.

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

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At December 31, 1997 and 1996, approximately $30,400,000 was available and unused under this facility. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LEASE COMMITMENTS -- (CONCLUDED)
exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges.

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

STOCK PLANS

     The Company has a number of compensation plans that provide a variety of stock-based incentive awards to Directors, officers and key employees. Various plans provide for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock awards in lieu of obligations, dividend equivalents, other stock-based awards and performance or annual incentive awards that may be settled in cash, stock or other property. As of December 31, 1997 a total of 11,190,700 shares of the Company's Class A

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
Common Stock were reserved for issuance under these plans, including option and other awards outstanding totalling 6,037,600 shares. Each plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)
     In 1997, the Company granted 88,900 shares of performance units with a fair value of $41 per share. These units conferred upon the participants the right to receive one share of Class A Common Stock or the corresponding cash equivalent or a combination thereof for each unit earned at the end of a performance and service period. No performance units were earned based on 1997 performance, and all 88,900 performance units were cancelled.

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

     In 1994, the Company granted performance shares to eligible employees of the Company, its subsidiaries and FII. The Compensation Committee set performance goals to be achieved over an initial performance period of two years. In September 1995, the Compensation Committee extended the initial performance period two years to December 31, 1997. In 1996, 92,000 performance shares were earned in full, and each performance share was valued at the market price of the Class A Common Stock on the date the performance shares were earned.

     At December 31, 1997 and 1996, approximately 94,000 and 131,400 shares, respectively, of Class A Common Stock were reserved for issuance under the Company's 1989 Stock Grant Plan. Under the terms of this plan, eligible employees of the Company and its subsidiaries are awarded shares, subject to forfeitures or certain restrictions which generally expire three years from the date of the grant. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to the above mentioned restrictions. The

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONCLUDED)
Company canceled 4,000 previously issued shares during 1997. The Company granted approximately 41,300 shares to eligible employees during 1997.

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

     In March 1996 the Company adopted a stockholder rights plan (the "Rights Plan") by which preferred stock purchase rights were distributed for each outstanding share of the Company's Class A Common Stock and Class B Common Stock. The Rights Plan provides for Series A Rights and Series B Rights. Each

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY -- (CONCLUDED)
Series A Right entitles holders of the Company's common stock to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $90. The Series A Rights will be exercisable only if a person or entity acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or entity would own 15% or more of the common stock.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               1997             1996             1995
                                                               ----             ----             ----
NUMERATOR:
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting
  principle............................................      $(385,400)       $146,600         $(227,800)
Discontinued operations -- LMP litigation..............       (102,200)             --                --
Cumulative effect of change in accounting for
  pre-operating costs..................................             --              --            (5,200)
                                                             ---------        --------         ---------
Net earnings (loss)....................................      $(487,600)       $146,600         $(233,000)
                                                             =========        ========         =========
DENOMINATOR:
Denominator for basic earnings per share -- weighted
  average shares outstanding...........................         74,400          76,400            75,900
Effect of dilutive employee stock options..............             --             700                --
                                                             ---------        --------         ---------
Denominator for diluted earnings per share -- weighted
  average shares outstanding and assumed conversions...         74,400          77,100            75,900
                                                             =========        ========         =========
Earnings (loss) per common share:
  Continuing operations................................          $(5.18)           $1.92            $(3.00)
  Discontinued operations -- LMP litigation............          (1.37)             --                --
  Cumulative effect of change in accounting for
     preoperating costs................................             --              --             (0.07)
                                                             ---------        --------         ---------
     Net earnings (loss)...............................         $(6.55)            $1.92            $(3.07)
                                                             =========        ========         =========
Earnings (loss) per common share -- assuming dilution:
  Continuing operations................................         $(5.18)            $1.90            $(3.00)
  Discontinued operations -- LMP litigation............          (1.37)             --                --
  Cumulative effect of change in accounting for
     preoperating costs................................             --              --             (0.07)
                                                             ---------        --------         ---------
     Net earnings (loss)...............................         $(6.55)            $1.90            $(3.07)
                                                             =========        ========         =========

     Because diluted EPS increases in 1997 from a loss of $6.55 to a loss of $6.49 and in 1995 from a loss of $3.07 to a loss of $3.06, the effect of employee stock options (700,000 and 300,000 shares in 1997 and 1995, respectively) are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as a loss of $6.55 and a loss of $3.07 in 1997 and 1995, respectively.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Pursuant to a determination by the non-management members of the Board of Directors, the Company agreed to pay $3,500,000 to FII in consideration of FII's transfer of its personnel and settlement of all obligations the Company owed to FII. The non-management members of the Board of Directors determined that such payment was fair and reasonable to the Company, basing their determination, in part, upon the anticipated cost savings to the Company in 1996 and beyond from the integration of FII functions into the Company, the cost of otherwise creating the workforce necessary to provide the management services previously provided by FII and the assistance of FII in effecting the transition of functions and personnel (including certain executive officers) to the Company. The Company agreed to pay up to approximately $4,000,000 to FII in 1996 ($3,600,000 was actually paid in 1996), all of which relates to the severance of certain FII employees who were not re-employed by the Company, including severance payments under certain employment agreements to which the Company was a party. The Company also agreed to reimburse FII for any direct ordinary and reasonable costs and expenses associated with the transition of management functions from FII into the Company in 1996. The severance and asset purchase amounts were included in the Company's special charge accrued in the fourth quarter of 1995. See "SPECIAL CHARGES."

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

RELATED PARTY TRANSACTIONS -- (CONTINUED) pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. In connection with the 1993 transaction the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme under the Acme Boot Credit Facility and the New Acme Credit Agreement. FI owns 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of FI. Other expense-net includes charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively, related to the Company's evaluation of its exposure under the guarantee. See "CONTINGENT LIABILITIES." In addition, the Company loaned Acme Boot $8,000,000 in August 1997 to provide Acme Boot with supplemental working capital during Acme Boot's peak selling season. The loan was made in the form of a demand note payable and is senior to all indebtedness of Acme Boot.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                         QUARTER
                                 -------------------------------------------------------          TOTAL
                                 FIRST        SECOND          THIRD            FOURTH             YEAR
                                 -----        ------          -----            ------             -----
1997
Net sales......................  $501.0       $640.7         $ 569.7           $ 428.5          $2,139.9
Gross earnings (loss)(3).......   142.8        166.2           163.7              22.8             495.5
Operating earnings (loss)......    52.4         52.3            40.2            (432.6)           (287.7)
Earnings (loss) from continuing
  operations...................    22.6         20.0           (24.1)(1)        (403.9)(4)        (385.4)(1,4)
Net earnings (loss)............    22.6         20.0          (125.3)(2)        (404.9)           (487.6)(2)
Earnings per common share from
  continuing operations(7):
  Basic........................     .30          .27            (.33)            (5.56)            (5.18)
  Assuming Dilution............     .29          .26            (.33)            (5.56)            (5.18)
1996
Net sales......................  $506.2       $732.2         $ 628.0           $ 581.0          $2,447.4
Gross earnings(3)..............   173.0        200.4           194.2             155.3             722.9
Operating earnings.............    86.0         93.3            87.8              51.1             318.2
Net earnings...................    35.9         42.3            43.7              24.7(5)(6)       146.6
Earnings per common share(7):
  Basic........................     .47          .56             .57               .32              1.92
  Assuming Dilution............     .47          .55             .57               .32              1.90

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 1998.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(A)(3) AND 14(C))

                                     DESCRIPTION
                                     -----------
10(l)*  --   Asset Purchase and Transitional Services Agreement between
             Farley Industries, Inc. and Fruit of the Loom, Inc.
             (incorporated herein by reference to Exhibit 10(l) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).
10(m)*  --   Employment Agreement between Fruit of the Loom, Inc. and
             William Farley (incorporated herein by reference to Exhibit
             10(j) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994 (the "1994 10-K")).
10(n)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Richard C. Lappin (incorporated herein by reference to Exhibit 10(l) to the Company's 1994 Form
             10-K).
10(o)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Larry K. Switzer (incorporated herein by reference to Exhibit 10(o) to the Company's 1994 10-K).
10(p)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Burgess D. Ridge (incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997
             10-K")).
10(q)*  --   Credit Agreement among Acme Boot Company, Inc., as borrower,
             Fruit of the Loom, Inc., Acme Boot Retail Co., Inc. and Acme
             Footwear Company, Inc., as guarantors, the Lenders
             identified herein and NationsBank, N.A., (Carolinas), as
             agent, dated as of April 19, 1995 (incorporated herein by
             reference to Exhibit 10(r) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995).
10(r)*  --   Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 333-09203).
10(s)*  --   Purchase and Contribution Agreement dated as of December 18,
             1996 among Union Underwear Company, Inc., Pro Player, Inc.
             and Salem Sportswear, Inc., as the Originators and FTL
             Receivables Company, as the Purchaser (incorporated herein by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10(t)*  --   Receivables Purchase Agreement dated as of December 18, 1996 among FTL Receivables Company, as Seller, Union Underwear
             Company, Inc., as initial Servicer, Barton Capital
             Corporation, as Purchaser, and Societe Generale, as Agent
             (incorporated herein by reference to Exhibit 10(u) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).
18*     --   Letter re change in accounting principle (incorporated
             herein by reference to Exhibit 18 to the Company's 1997
             10-K).
21*     --   Subsidiaries of the Company (incorporated herein by
             reference to Exhibit 21 to the Company's 1997 10-K).
23*     --   Consent of Ernst & Young LLP (incorporated herein by
             reference to Exhibit 23 to the Company's 1997 10-K).
27*     --   Financial Data Schedule (incorporated herein by reference to
             Exhibit 27 to the Company's 1997 10-K).

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