Form 10-Q/A
period 1998-03-28
FRUIT OF THE LOOM INC /DE/
filed 1998-08-07
CIK 771298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                            ------------------------
[X]   AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
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

                                5000 SEARS TOWER
                             233 SOUTH WACKER DRIVE
                            CHICAGO, ILLINOIS 60606
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (312) 876-1724
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common shares outstanding at April 30, 1998: 66,248,942 shares of Class A Common Stock, $.01 par value, and 5,684,276 shares of Class B Common Stock, $.01 par value.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet; March 28, 1998
          (Unaudited) and
          December 31, 1997...........................................     3
          Condensed Consolidated Statement of Earnings (Unaudited);
          Three Months Ended March 28, 1998 and March 31, 1997........     4
          Condensed Consolidated Statement of Cash Flows (Unaudited);
          Three Months Ended March 28, 1998 and March 31, 1997........     5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13
                         PART II. OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................    17

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                     ASSETS

                                                               MARCH 28,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Current Assets
  Cash and cash equivalents (including restricted cash).....  $   16,300     $   16,100
  Notes and accounts receivable (less allowance for possible
     losses of $11,800 and $11,900, respectively)...........     114,900         98,100
  Inventories
     Finished goods.........................................     632,100        570,400
     Work in process........................................     251,300        212,300
     Materials and supplies.................................      70,400         64,800
                                                              ----------     ----------
          Total inventories.................................     953,800        847,500
  Other.....................................................      57,000         53,900
                                                              ----------     ----------
          Total current assets..............................   1,142,000      1,015,600
                                                              ----------     ----------
Property, Plant and Equipment...............................   1,209,300      1,232,200
  Less accumulated depreciation.............................     728,900        717,800
                                                              ----------     ----------
          Net property, plant and equipment.................     480,400        514,400
                                                              ----------     ----------
Other Assets
  Goodwill (less accumulated amortization of $318,000 and
     $311,400, respectively)................................     706,300        712,900
  Deferred income taxes.....................................      30,200         30,300
  Other.....................................................     214,800        209,900
                                                              ----------     ----------
          Total other assets................................     951,300        953,100
                                                              ----------     ----------
                                                              $2,573,700     $2,483,100
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................  $   28,400     $   28,200
  Trade accounts payable....................................     116,000        234,100
  Other accounts payable and accrued expenses...............     274,500        262,900
                                                              ----------     ----------
          Total current liabilities.........................     418,900        525,200
                                                              ----------     ----------
Noncurrent Liabilities
  Long-term debt............................................   1,372,800      1,192,800
  Other.....................................................     341,500        343,000
                                                              ----------     ----------
          Total noncurrent liabilities......................   1,714,300      1,535,800
                                                              ----------     ----------
Common Stockholders' Equity.................................     440,500        422,100
                                                              ----------     ----------
                                                              $2,573,700     $2,483,100
                                                              ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 28,    MARCH 31,
                                                                1998         1997
                                                              ---------    ---------
Net sales...................................................  $457,200     $501,000
Cost of sales...............................................   309,500      358,200
                                                              --------     --------
     Gross earnings.........................................   147,700      142,800
Selling, general and administrative expenses................    83,100       83,700
Goodwill amortization.......................................     6,600        6,700
                                                              --------     --------
     Operating earnings.....................................    58,000       52,400
Interest expense............................................   (24,700)     (18,900)
Other income (expense) -- net...............................     4,300       (1,800)
                                                              --------     --------
     Earnings before income tax expense.....................    37,600       31,700
Income tax expense..........................................     6,400        9,100
                                                              --------     --------
     Net earnings...........................................  $ 31,200     $ 22,600
                                                              ========     ========
Earnings per common share -- Basic..........................  $    .43     $    .30
                                                              ========     ========
Earnings per common share -- Diluted........................  $    .43     $    .29
                                                              ========     ========
Average common shares outstanding:
  Basic.....................................................    71,800       76,400
                                                              ========     ========
  Diluted...................................................    72,300       77,600
                                                              ========     ========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 28,    MARCH 31,
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..............................................  $  31,200    $  22,600
  Adjustments to reconcile net cash used for operating
     activities:
     Depreciation and amortization..........................     32,000       37,600
     Deferred income tax expense (benefit)..................       (100)       2,200
     Increase in working capital............................   (231,300)    (157,900)
     Other -- net...........................................    (24,600)     (20,000)
                                                              ---------    ---------
          Net cash used for operating activities............   (192,800)    (115,500)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (6,400)     (25,500)
  Other -- net..............................................     21,700       (2,100)
                                                              ---------    ---------
          Net cash provided by (used for) investing
            activities......................................     15,300      (27,600)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds under line-of-credit agreements..................    284,100      306,500
  Payments under line-of-credit agreements..................    (96,400)    (137,900)
  Principal payments on long-term debt and capital leases...     (8,400)      (3,000)
  Common stock issued.......................................      1,400        7,200
  Common stock repurchased..................................     (3,000)     (30,000)
                                                              ---------    ---------
          Net cash provided by financing activities.........    177,700      142,800
                                                              ---------    ---------
  Net increase (decrease) in Cash and cash equivalents
     (including restricted cash)............................        200         (300)
  Cash and cash equivalents (including restricted cash) at
     beginning of period....................................     16,100       18,700
                                                              ---------    ---------
  Cash and cash equivalents (including restricted cash) at
     end of period..........................................  $  16,300    $  18,400
                                                              =========    =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended by a Form 10-K/A, of Fruit of the Loom, Inc. (the "Company") for the year ended December 31, 1997. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three months ended March 28, 1998 are not necessarily indicative of results that may be expected for the full year.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    A rollforward of the 1995 special charges from December 31, 1997 through March 28, 1998 is presented below (in thousands of dollars):

                                                       RESERVE                                          RESERVE
                                                      BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                                     DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY    MARCH 28,
                                                         1997       Q1 1998     Q1 1998    Q1 1998        1998
                                                     ------------   --------   ---------   --------   ------------
     Impairment write down of goodwill.............    $    --        $ --        $--         $--       $    --
     Closing or realignment of manufacturing
       operations:
       Loss on disposal of closed facilities,
         improvements and equipment................        200         200        --          --             --
       Changes in estimates of insurance
         liabilities...............................     14,000          --        --          --         14,000
       Costs related to expected increases in
         workers' compensation and health and
         welfare costs.............................      5,200          --        --          --          5,200
       Costs related to termination of certain
         lease obligations.........................      1,000          --        --          --          1,000
       Costs related to severance of the hourly
         workforce.................................         --          --        --          --             --
       Other.......................................      2,700          --        --          --          2,700
                                                       -------        ----        --          --        -------
                                                        23,100         200        --          --         22,900
                                                       -------        ----        --          --        -------
     Severance.....................................        200         200        --          --             --
     Other asset write downs, valuation reserves
       and other reserves..........................      3,900          --        --          --          3,900
     Changes in estimates of certain retained
       liabilities of former subsidiaries..........     16,200          --        --          --         16,200
     Termination of management agreement...........         --          --        --          --             --
                                                       -------        ----        --          --        -------
                                                       $43,400        $400        $--         $--       $43,000
                                                       =======        ====        ==          ==        =======

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    These and other special charges totalled $441,700,000 ($372,200,000 after tax). Following is a summary of the 1997 special charges and related reserve balances at December 31, 1997 (in thousands of dollars):

                                                                                        RESERVE
                                                    1997        CASH       OTHER       BALANCE AT
                                                  SPECIAL     PAYMENTS    ACTIVITY    DECEMBER 31,
                                                  CHARGES     IN 1997     IN 1997         1997
                                                  --------    --------    --------    ------------
    CLOSING AND DISPOSAL OF U.S MANUFACTURING
      AND DISTRIBUTION FACILITIES
      Loss on sale of facilities, improvements
         and equipment:
         Sewing, finishing and distribution
           facilities...........................  $ 66,600     $   --     $    --       $ 66,600
         Impairment of mills to be sold.........    75,400         --          --         75,400
         Lease residual guarantees..............    61,000         --          --         61,000
         Other equipment........................    29,600         --      22,100          7,500
                                                  --------     ------     -------       --------
                                                   232,600         --      22,100        210,500
      Severance costs...........................     8,400         --          --          8,400
      Other accruals............................    10,400         --          --         10,400
                                                  --------     ------     -------       --------
                                                   251,400         --      22,100        229,300
                                                  --------     ------     -------       --------
    IMPAIRMENT OF EUROPEAN MANUFACTURING AND
      DISTRIBUTION FACILITIES
      Impairment of long lived assets...........    42,800         --      42,800             --
      Other accruals............................     1,300         --          --          1,300
                                                  --------     ------     -------       --------
                                                    44,100         --      42,800          1,300
                                                  --------     ------     -------       --------
    PRO PLAYER INCENTIVE COMPENSATION
      AGREEMENT.................................    22,000         --          --         22,000
                                                  --------     ------     -------       --------
    OTHER ASSET WRITE DOWNS AND RESERVES
      Inventory valuation provisions............    49,800         --          --         49,800
      Other accruals............................    53,800      7,400       9,200         37,200
                                                  --------     ------     -------       --------
                                                   103,600      7,400       9,200         87,000
                                                  --------     ------     -------       --------
    CHANGES IN ESTIMATES OF RETAINED LIABILITIES
      OF FORMER SUBSIDIARIES....................    20,600         --       8,000         12,600
                                                  --------     ------     -------       --------
              Total pretax charges..............  $441,700     $7,400     $82,100       $352,200
                                                  ========     ======     =======       ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    A rollforward of the 1997 special charges from December 31, 1997 through March 28, 1998 is presented below (in thousands of dollars):

                                        RESERVE
                                       BALANCE AT       CASH       INCOME       OTHER      BALANCE AT
                                      DECEMBER 31,    PAYMENTS    (EXPENSE)    ACTIVITY    MARCH 28,
                                          1997        Q1 1998      Q1 1998     Q1 1998        1998
                                      ------------    --------    ---------    --------    ----------
    CLOSING AND DISPOSAL OF U.S
      MANUFACTURING AND DISTRIBUTION
      FACILITIES
      Loss on sale of facilities,
         improvements and equipment:
         Sewing, finishing and
           distribution
           facilities...............    $ 66,600       $   --      $   --      $    --      $ 66,600
         Impairment of mills to be
           sold.....................      75,400           --          --          100        75,300
         Lease residual
           guarantees...............      61,000           --          --           --        61,000
         Other equipment............       7,500           --          --           --         7,500
                                        --------       ------      ------      -------      --------
                                         210,500           --          --          100       210,400
      Severance costs...............       8,400        1,200          --           --         7,200
      Other accruals................      10,400        2,100          --           --         8,300
                                        --------       ------      ------      -------      --------
                                         229,300        3,300          --          100       225,900
                                        --------       ------      ------      -------      --------
    IMPAIRMENT OF EUROPEAN
      MANUFACTURING AND DISTRIBUTION
      FACILITIES
      Impairment of long lived
         assets.....................          --           --          --           --            --
      Other accruals................       1,300           --          --           --         1,300
                                        --------       ------      ------      -------      --------
                                           1,300           --          --           --         1,300
                                        --------       ------      ------      -------      --------
    PRO PLAYER INCENTIVE
      COMPENSATION AGREEMENT........      22,000           --          --           --        22,000
                                        --------       ------      ------      -------      --------
    OTHER ASSET WRITE DOWNS AND
      RESERVES
      Inventory valuation
         provisions.................      49,800           --       4,900       11,000        33,900
      Other accruals................      37,200        2,900          --          300        34,000
                                        --------       ------      ------      -------      --------
                                          87,000        2,900       4,900       11,300        67,900
                                        --------       ------      ------      -------      --------
    CHANGES IN ESTIMATES OF RETAINED
      LIABILITIES OF FORMER
      SUBSIDIARIES..................      12,600           --          --           --        12,600
                                        --------       ------      ------      -------      --------
              Total pretax
                charges.............    $352,200       $6,200      $4,900      $11,400      $329,700
                                        ========       ======      ======      =======      ========

    Other activity in 1997 represents assets written off. Other activity in the first quarter of 1998 principally consisted of sales of inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $4,900,000 in the first quarter of 1998.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

    Summarized unaudited financial information for Acme Boot follows (in thousands of dollars):

                            CONDENSED BALANCE SHEET

                                                         MARCH 28,   DECEMBER 31,
                                                           1998          1997
                                                         ---------   ------------
Current assets.........................................  $ 30,100      $ 29,900
Noncurrent assets......................................     3,300         3,400
                                                         --------      --------
                                                         $ 33,400      $ 33,300
                                                         ========      ========
Current liabilities....................................  $ 85,200      $ 81,500
Noncurrent liabilities.................................    11,400        11,800
Preferred stock........................................     4,600         4,300
Common stockholders' deficit...........................   (67,800)      (64,300)
                                                         --------      --------
                                                         $ 33,400      $ 33,300
                                                         ========      ========

                       CONDENSED STATEMENT OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                    -------------------------------
                                                    MARCH 28, 1998   MARCH 31, 1997
                                                    --------------   --------------
Net sales.........................................     $ 8,800          $11,100
                                                       =======          =======
Gross earnings....................................     $ 1,400          $ 2,000
                                                       =======          =======
Operating loss....................................     $(1,800)         $(1,400)
                                                       =======          =======
Net loss..........................................     $(3,200)         $(2,900)
                                                       =======          =======

    As a result of the operating performance of Acme Boot and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company increased its reserve by $32,000,000

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

 7. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 31,
                                                             1998        1997
                                                           ---------   ---------
NUMERATOR
Net earnings.............................................   $31,200     $22,600
                                                            =======     =======
DENOMINATOR
For basic earnings per common share -- weighted average
  shares outstanding.....................................    71,800      76,400
Effect of dilutive employee stock options................       500       1,200
                                                            -------     -------
For diluted earnings per common share -- weighted average
  shares outstanding and assumed conversions.............    72,300      77,600
                                                            =======     =======
Earnings per common share:
  Basic..................................................   $   .43     $   .30
                                                            =======     =======
  Diluted................................................   $   .43     $   .29
                                                            =======     =======

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

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended March 28, 1998 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                         THREE MONTHS ENDED
                                  --------------------------------
                                  MARCH 28, 1998    MARCH 31, 1997
                                  --------------    --------------
Net sales.......................      $457.2            $501.0
Gross earnings..................      $147.7            $142.8
Gross margin....................        32.3%             28.5%
Operating earnings..............      $ 58.0            $ 52.4
Operating margin................        12.7%             10.5%

SPECIAL CHARGES

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $4,900,000 in the first quarter of 1998.

     The 1995 and 1997 restructuring activities are progressing as expected and management currently anticipates completion of these activities by the end of 1999.

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

OTHER INCOME (EXPENSE) -- NET

     The favorable variance in other income (expense) -- net compared with the first quarter of 1997 reflected gains of $6,400,000 on the sale of two corporate airplanes in the first quarter of 1998. Other income (expense) -- net included losses totaling $3,100,000 and $2,500,000 in the first quarter of 1998 and 1997, respectively, from sales of accounts receivable pursuant to its receivables purchase agreement. In addition, other income (expense) -- net in the first quarter of 1998 and 1997 included translation gains of $1,400,000 and $800,000.

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

EARNINGS PER COMMON SHARE

     Earnings per common share -- basic were $0.43 and $0.30 and earnings per common share -- diluted were $0.43 and $0.29 in the first quarter of 1998 and 1997, respectively. Average common shares were reduced compared with the first quarter of 1997 by the repurchase of approximately 4,700,000 shares between March 31, 1997 and March 28, 1998.

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

                                          FRUIT OF THE LOOM, INC.
                                          (Registrant)

                                          By:     /s/ LARRY K. SWITZER
                                            ------------------------------------
                                                      Larry K. Switzer
                                              Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer
                                                and duly authorized to sign
                                                  on behalf of Registrant)

Date: August 7, 1998