Form 10-Q
period 1998-06-27
FRUIT OF THE LOOM INC /DE/
filed 1998-08-07
CIK 771298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------
                            ------------------------
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

                                 (312) 876-1724
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     Common shares outstanding at July 24, 1998: 66,408,559 shares of Class A Common Stock, $.01 par value, and 5,684,276 shares of Class B Common Stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheet --
                   June 27, 1998 (Unaudited) and December 31, 1997.............      2
                   Condensed Consolidated Statement of Earnings (Unaudited) for
                   the   Three and Six Months Ended June 27, 1998 and June 30,
                   1997........................................................      3
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                   for the   Six Months Ended June 27, 1998 and June 30,
                   1997........................................................      4
                   Notes to Condensed Consolidated Financial Statements
                   (Unaudited).................................................      5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and
                   Results of Operations.......................................     12
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................     17
          Item 6.  Exhibits and Reports on Form 8-K............................     17

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                               JUNE 27,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....  $    8,000      $   16,100
  Notes and accounts receivable (less allowance for possible
     losses of $11,800 and $11,900, respectively)...........     134,200          98,100
  Inventories
     Finished goods.........................................     607,900         570,400
     Work in process........................................     235,300         212,300
     Materials and supplies.................................      69,800          64,800
                                                              ----------      ----------
          Total inventories.................................     913,000         847,500
  Due from receivable financing subsidiary..................      59,300              --
  Other.....................................................      63,700          53,900
                                                              ----------      ----------
          Total current assets..............................   1,178,200       1,015,600
                                                              ----------      ----------
Property, Plant and Equipment...............................   1,183,800       1,232,200
  Less accumulated depreciation.............................     734,900         717,800
                                                              ----------      ----------
          Net property, plant and equipment.................     448,900         514,400
                                                              ----------      ----------
Other Assets
  Goodwill (less accumulated amortization of $324,700 and
     $311,400, respectively)................................     699,600         712,900
  Deferred income taxes.....................................      31,200          30,300
  Other.....................................................     228,600         209,900
                                                              ----------      ----------
          Total other assets................................     959,400         953,100
                                                              ----------      ----------
                                                              $2,586,500      $2,483,100
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................  $   21,600      $   28,200
  Trade accounts payable....................................      98,900         234,100
  Other accounts payable and accrued expenses...............     274,800         262,900
                                                              ----------      ----------
          Total current liabilities.........................     395,300         525,200
                                                              ----------      ----------
Noncurrent Liabilities
  Long-term debt............................................   1,343,800       1,192,800
  Other.....................................................     334,500         343,000
                                                              ----------      ----------
          Total noncurrent liabilities......................   1,678,300       1,535,800
                                                              ----------      ----------
Common Stockholders' Equity.................................     512,900         422,100
                                                              ----------      ----------
                                                              $2,586,500      $2,483,100
                                                              ==========      ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                               --------------------    ------------------------
                                               JUNE 27,    JUNE 30,     JUNE 27,      JUNE 30,
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
Net sales....................................  $628,000    $640,700    $1,085,200    $1,141,700
Cost of sales................................   421,400     474,500       730,900       832,700
                                               --------    --------    ----------    ----------
          Gross earnings.....................   206,600     166,200       354,300       309,000
Selling, general and administrative
  expenses...................................    97,200     107,200       180,300       190,900
Goodwill amortization........................     6,700       6,700        13,300        13,400
                                               --------    --------    ----------    ----------
          Operating earnings.................   102,700      52,300       160,700       104,700
Interest expense.............................   (26,800)    (21,100)      (51,500)      (40,000)
Other expense -- net.........................    (4,600)     (4,200)         (300)       (6,000)
                                               --------    --------    ----------    ----------
          Earnings before income tax
            expense..........................    71,300      27,000       108,900        58,700
Income tax expense...........................     6,000       7,000        12,400        16,100
                                               --------    --------    ----------    ----------
          Net earnings.......................  $ 65,300    $ 20,000    $   96,500    $   42,600
                                               ========    ========    ==========    ==========
Earnings per common share....................  $    .91    $    .27    $     1.34    $      .56
                                               ========    ========    ==========    ==========
Earnings per common share-assuming
  dilution...................................  $    .90    $    .26    $     1.33    $      .55
                                               ========    ========    ==========    ==========
Average common shares........................    72,000      75,200        71,900        75,800
                                               ========    ========    ==========    ==========
Average common shares-assuming dilution......    72,800      76,100        72,500        76,900
                                               ========    ========    ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 27,     JUNE 30,
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..............................................  $  96,500    $  42,600
  Adjustments to reconcile to net cash used for operating
     activities:
     Depreciation and amortization..........................     57,000       76,700
     Deferred income tax expense (benefit)..................       (900)       3,000
     Increase in working capital............................   (309,700)    (224,400)
     Other-net..............................................    (30,500)     (28,100)
                                                              ---------    ---------
          Net cash used for operating activities............   (187,600)    (130,200)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (16,100)     (34,500)
  Proceeds from sale of denim production facility...........     35,400           --
  Other-net.................................................     13,300       (2,500)
                                                              ---------    ---------
          Net cash provided by (used for) investing
            activities......................................     32,600      (37,000)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds under line-of-credit agreements..................    639,600      525,100
  Payments under line-of-credit agreements..................   (380,200)    (223,600)
  Principal payments on long-term debt and capital leases...   (116,100)      (4,100)
  Common stock issued.......................................      6,600       10,900
  Common stock repurchased..................................     (3,000)    (138,000)
                                                              ---------    ---------
          Net cash provided by financing activities.........    146,900      170,300
                                                              ---------    ---------
Net increase (decrease) in Cash and cash equivalents
  (including restricted cash)...............................     (8,100)       3,100
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................     16,100       18,700
                                                              ---------    ---------
Cash and cash equivalents (including restricted cash) at end
  of period.................................................  $   8,000    $  21,800
                                                              =========    =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended by a Form 10-K/A, of Fruit of the Loom, Inc. (the "Company") for the year ended December 31, 1997. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and six months ended June 27, 1998 are not necessarily indicative of results that may be expected for the full year.

   Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

2. No dividends were declared on the Company's common stock for the six-month periods ended June 27, 1998 and June 30, 1997.

3. The Company's effective income tax rate of 11.4% and 27.4%, respectively, for the first six months of 1998 and 1997 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   A rollforward of the 1995 special charges from December 31, 1997 through June 27, 1998 is presented below (in thousands of dollars):

                                          RESERVE                                          RESERVE
                                          BALANCE                                          BALANCE
                                       DECEMBER 31,        CASH      INCOME      OTHER     JUNE 27,
                                           1997          PAYMENTS   (EXPENSE)   ACTIVITY     1998
                                     -----------------   --------   ---------   --------   --------
Impairment write-down of
  goodwill.........................       $    --         $   --     $   --      $   --    $    --
Closing or realignment of
  manufacturing operations:
  Loss on disposal of closed
     facilities, improvements and
     equipment.....................           200            200         --          --         --
  Changes in estimates of insurance
     liabilities...................        14,000             --         --          --     14,000
  Costs related to expected
     increases in workers'
     compensation and health and
     welfare costs.................         5,200          4,900         --          --        300
  Costs related to termination of
     certain lease obligations.....         1,000             --         --          --      1,000
  Costs related to severance of the
     hourly workforce..............            --             --         --          --         --
  Other............................         2,700             --         --          --      2,700
                                          -------         ------     ------      ------    -------
                                           23,100          5,100         --          --     18,000
Severance..........................           200            200         --          --         --
Other asset write-downs, valuation
  reserves and other reserves......         3,900             --         --          --      3,900
Changes in estimates of certain
  retained liabilities of former
  subsidiaries.....................        16,200          1,400         --          --     14,800
Termination of management
  agreement........................            --             --         --          --         --
                                          -------         ------     ------      ------    -------
                                          $43,400         $6,700     $   --      $   --    $36,700
                                          =======         ======     ======      ======    =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                                                                                     RESERVE
                                                 1997       CASH        OTHER        BALANCE
                                               SPECIAL    PAYMENTS    ACTIVITY     DECEMBER 31,
                                               CHARGES    IN 1997      IN 1997         1997
                                               --------   --------   -----------   ------------
Closing and disposal of U.S manufacturing and
  distribution facilities
  Loss on sale of facilities, improvements
     and equipment:
     Sewing, finishing and distribution
       facilities............................  $ 66,600    $   --      $    --       $ 66,600
     Impairment of mills to be sold..........    75,400        --           --         75,400
     Lease residual guarantees...............    61,000        --           --         61,000
     Other equipment.........................    29,600        --       22,100          7,500
                                               --------    ------      -------       --------
                                                232,600        --       22,100        210,500
  Severance costs............................     8,400        --           --          8,400
  Other accruals.............................    10,400        --           --         10,400
                                               --------    ------      -------       --------
                                                251,400        --       22,100        229,300
                                               --------    ------      -------       --------
Impairment of European manufacturing and
  distribution facilities
  Impairment of long lived assets............    42,800        --       42,800             --
  Other accruals.............................     1,300        --           --          1,300
                                               --------    ------      -------       --------
                                                 44,100        --       42,800          1,300
                                               --------    ------      -------       --------
Pro Player incentive compensation
  agreement..................................    22,000        --           --         22,000
                                               --------    ------      -------       --------
Other asset write-downs and reserves
  Inventory valuation provisions.............    49,800        --           --         49,800
  Other accruals.............................    53,800     7,400        9,200         37,200
                                               --------    ------      -------       --------
                                                103,600     7,400        9,200         87,000
                                               --------    ------      -------       --------
Changes in estimates of certain retained
  liabilities of former subsidiaries.........    20,600        --        8,000         12,600
                                               --------    ------      -------       --------
          Total pretax charges...............  $441,700    $7,400      $82,100       $352,200
                                               ========    ======      =======       ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   A rollforward of the 1997 special charges from December 31, 1997 through June 27, 1998 is presented below (in thousands of dollars):

                                        RESERVE                                        RESERVE
                                        BALANCE                                        BALANCE
                                      DECEMBER 31,     CASH      INCOME      OTHER     JUNE 27,
                                          1997       PAYMENTS   (EXPENSE)   ACTIVITY     1998
                                      ------------   --------   ---------   --------   --------
Closing and disposal of U.S.
  manufacturing and distribution
  facilities
  Loss on sale of facilities,
     improvements and equipment:
     Sewing, finishing and
       distribution facilities......    $ 66,600     $    --     $   --     $   600    $ 66,000
     Impairment of mills to be
       sold.........................      75,400          --         --         200      75,200
     Lease residual guarantees......      61,000          --         --          --      61,000
     Other equipment................       7,500          --         --          --       7,500
                                        --------     -------     ------     -------    --------
                                         210,500          --         --         800     209,700
Severance costs.....................       8,400       3,200         --          --       5,200
Other accruals......................      10,400       4,300         --          --       6,100
                                        --------     -------     ------     -------    --------
                                         229,300       7,500         --         800     221,000
                                        --------     -------     ------     -------    --------
Impairment of European manufacturing
  and distribution facilities
  Impairment of long lived assets...          --          --         --          --          --
  Other accruals....................       1,300          --         --          --       1,300
                                        --------     -------     ------     -------    --------
                                           1,300          --         --          --       1,300
                                        --------     -------     ------     -------    --------
Pro Player incentive compensation
  agreement.........................      22,000          --         --          --      22,000
                                        --------     -------     ------     -------    --------
Other asset write-downs and reserves
  Inventory valuation provisions....      49,800         600      5,100      13,800      30,300
  Other accruals....................      37,200      12,500         --         400      24,300
                                        --------     -------     ------     -------    --------
                                          87,000      13,100      5,100      14,200      54,600
                                        --------     -------     ------     -------    --------
Changes in estimates of certain
  retained liabilities of former
  subsidiaries......................      12,600          --         --          --      12,600
                                        --------     -------     ------     -------    --------
          Total pretax charges......    $352,200     $20,600     $5,100     $15,000    $311,500
                                        ========     =======     ======     =======    ========

   The Other Activity in 1997 represents assets written off. The Other Activity in the first six months of 1998 principally consisted of sales of inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $5,100,000 in the first six months of 1998, substantially all of which occurred in the first quarter of 1998.

5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at June 27, 1998 related to discontinued operations consist primarily of certain environmental reserves of approximately $41,300,000 and product liability

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   reserves of approximately $16,400,000. The Company has recorded receivables related to these liabilities of approximately $13,800,000, which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

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

   The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At June 27, 1998, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $61,500,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

   In connection with the Company's transaction with Acme Boot Company, Inc. ("Acme Boot") during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility (the "Acme Boot Credit Facility"). Farley Inc. owns 100% of the common stock of Acme Boot. At June 27, 1998, the Acme Boot Credit Facility provided for up to $30,000,000 of loans and letters of credit. The Acme Boot Credit Facility is secured by first liens on substantially all of the assets of Acme Boot and it subsidiaries. At June 27, 1998, approximately $28,900,000 in loans and letters of credit were outstanding under the Acme Boot Credit Facility.

   Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in August 1998. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock (the "Junior Preferred Stock"). The Company has fully reserved for the amount of the Junior Preferred Stock. The Acme Boot Credit Facility and the New Acme Credit Agreement provide that no dividends may be paid in cash on the Junior Preferred Stock subject to certain tests. The Junior Preferred Stock carries voting rights representing 5% of the total voting power of Acme Boot so long as any of Acme Boot's 12 1/2% Preferred Stock is outstanding. The Acme 12 1/2% Preferred Stock currently carries voting rights representing in the aggregate 25% of the total voting power of Acme Boot. If none of the Acme 12 1/2% Preferred Stock is outstanding, the Junior Preferred Stock will carry voting rights representing 25% of the total voting power of Acme Boot. At June 27, 1998, approximately $36,700,000 remained outstanding under the New Acme Credit Agreement. In addition, through June 27, 1998, the Company has loaned Acme Boot $9,000,000 to provide Acme Boot with supplemental working capital. These loans were made in the form of demand notes payable and are senior to all other outstanding indebtedness of Acme Boot.

   As a result of the operating performance of Acme Boot and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company increased its reserve by $32,000,000 from $35,000,000 to $67,000,000 at the end of the third quarter of 1997 to fully reserve the Company's exposure under the Acme Boot guarantees.

   In June 1998, Acme Boot entered into agreements with unrelated parties for the sale of certain assets and its business. Financing for the sale of the business was completed in July 1998, at which time the Company satisfied the Acme Boot guarantees. As a result of the aforementioned transaction, the Company had the ability to more precisely estimate its probable liability under the Acme Boot guarantees. Therefore, the Company reduced its estimate of the probable liability by $6,400,000 to $60,600,000. Accordingly, Other expense -- net for the three and six months ended June 27, 1998 in the accompanying condensed consolidated statement of earnings includes income of $6,400,000 related to this reduction in expected liability.

   On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky. The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, during the Class Period, the Company, with the knowledge and assistance of the individual defendants, issued misleading positive public statements about the Company's condition and prospects, causing the plaintiff and the class to buy Company stock at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse affect on the financial condition or results of the operations of the Company, but the ultimate resolution of the suit, if unfavorable, could be material to the results of operations of a particular future period.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The principals of Pro Player, who are also key employees of that business, may also be entitled to receive compensation up to a maximum of $47,100,000, based in part on the attainment of certain levels of operating performance by the acquired entity in 1998 and 1999. In the fourth quarter of 1997, the Company recorded a $22,000,000 charge related to this compensation agreement, based on its assessment of the probability that Pro Player's operating performance would result in such amount being earned. During the three and six months ended June 27, 1998, the Company recorded an additional $1,700,000 and $3,300,000, respectively, representing the amount earned during these periods. These charges are included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of earnings.

6. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130 had no impact on the Company's Net earnings or Common stockholders' equity. Rather, FAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities, all of which were reported separately in Common stockholders' equity prior to adoption, to be included in new disclosures related to comprehensive income.

   For the second quarter of 1998 and 1997, comprehensive income totalled $64,900,000 and $17,900,000, respectively. For the first six months of 1998 and 1997, comprehensive income totalled $84,200,000 and $26,800,000, respectively. The principal differences from reported net income were second quarter reductions of $400,000 in 1998 and $2,300,000 in 1997 and six-month reductions of $12,300,000 in 1998 and $15,200,000 in 1997 related to foreign currency translation adjustments resulting from the financial statement translation of the accounts of certain of the Company's foreign operations from local currencies to the U.S. dollar. These adjustments reflect the strengthening of the U.S. dollar with respect to the currencies of a number of Western European countries where the Company has made long-term operating commitments.

7. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    -------------------   -------------------
                                                    JUNE 27,   JUNE 30,   JUNE 27,   JUNE 30,
                                                      1998       1997       1998       1997
                                                    --------   --------   --------   --------
NUMERATOR
Net earnings......................................  $65,300    $20,000    $96,500    $42,600
                                                    =======    =======    =======    =======
DENOMINATOR
For basic earnings per common share --
  Weighted average shares outstanding.............   72,000     75,200     71,900     75,800
Effect of dilutive employee stock options.........      800        900        600      1,100
                                                    -------    -------    -------    -------
For diluted earnings per common share --
  Weighted average shares outstanding and assumed
     conversions..................................   72,800     76,100     72,500     76,900
                                                    =======    =======    =======    =======
Earnings per common share:
  Basic...........................................  $   .91    $   .27    $  1.34    $   .56
                                                    =======    =======    =======    =======
  Diluted.........................................  $   .90    $   .26    $  1.33    $   .55
                                                    =======    =======    =======    =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward Looking Information

     The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company, based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's effective income tax rate, the Company's ability to successfully move labor-intensive segments of the manufacturing process outside of the United States, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

  Results of Operations

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended June 27, 1998 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K, as amended by a Form 10-K/A, for the year ended December 31, 1997.

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                              --------------------    --------------------
                                              JUNE 27,    JUNE 30,    JUNE 27,    JUNE 30,
                                                1998        1997        1998        1997
                                              --------    --------    --------    --------
Net sales...................................   $628.0      $640.7     $1,085.2    $1,141.7
Gross earnings..............................    206.6       166.2        354.3       309.0
Gross margin................................     32.9%       25.9%        32.6%       27.1%
Operating earnings..........................    102.7        52.3        160.7       104.7
Operating margin............................     16.4%        8.2%        14.8%        9.2%

SPECIAL CHARGES

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $5,100,000 in the first six months of 1998, substantially all of which occurred in the first quarter of 1998.

     In connection with the transfer of substantially all of its sewing operations to offshore locations, and the related increase in the use of foreign contract manufacturers, the Company is in the process of completing enhanced inventory control procedures. Until such time as such procedures are completed, the Company remains subject to increased risks regarding the management of its inventory. These risks, such as inventory shrinkage and obsolescence, could result in the Company incurring additional write-downs, however, the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
Company believes it has adequate reserves for these potential write-downs. Although the Company is not currently aware of any facts that would require any substantial write-down of its inventory, there can be no assurance that write-downs will not be recognized in the future.

     The 1995 and 1997 restructuring activities are progressing as expected and management currently anticipates completion of these activities by the end of 1999. There can be no assurance, however, that all activities will be completed by the end of 1999.

NET SALES

     Net sales decreased $12,700,000 or 2% in the second quarter and $56,500,000 or 5% in the first six months due to lower volume in retail (down 4% and 6%, respectively) and activewear (down 2% and 7%, respectively). Retail comparisons were unfavorable overall, but casualwear fleece sales were sharply higher in both periods. In activewear, lower fleece sales were offset substantially in the quarter and to a lesser extent in the first six months by improved T-shirt sales. The impact on activewear sales of the December 1997 list price reduction was essentially offset by the elimination of promotional programs. Second quarter sales of sports licensed products improved slightly, while improved sales in the six-month period included first quarter closeout sales. Volume gains in Europe continued in the second quarter but were offset by the translation impact of a stronger dollar in the first quarter.

GROSS EARNINGS

     Gross earnings increased $40,400,000 or 24% in the second quarter and $45,300,000 or 15% in the first six months. Gross margin improved 7.0 percentage points to 32.9% for the quarter and 5.5 percentage points to 32.6% for the first six months. Retail and activewear gross earnings and margin improved substantially despite lower sales. The most significant factor in the margin improvement was cost savings from the Company's offshore sewing and other cost reduction initiatives. In addition, no activewear promotional programs were offered in the first half of 1998, benefiting both gross earnings and gross margin. Retail and activewear volume decreases and reductions in list prices on activewear products in December 1997, however, reduced the rate of improvement in consolidated gross earnings and margin. Sports & Licensing gross earnings were slightly ahead of 1997, although gross margin declined slightly for the first six months, and gross earnings and margin from European operations improved principally due to cost reductions.

OPERATING EARNINGS

     Operating earnings increased $50,400,000 or 96% in the second quarter and $56,000,000 or 53% in the first six months. Operating margin improved 8.2 percentage points to 16.4% for the second quarter and 5.6 percentage points to 14.8% for the first six months. Gross earnings and margin improved as noted above, while selling, general and administrative expense declined $10,000,000 or 9.3% in the second quarter and $10,600,000 or 5.6% for the first six months. The decrease in selling, general and administrative expense in the second quarter and six months represents reductions in advertising expense and personnel, reduced distribution center depreciation, travel, samples and package design costs, offset partially by the Pro Player incentive compensation charge and increased costs for management information systems and communications resulting from the shift of the Company's sewing and finishing operations to offshore facilities from domestic facilities. In addition, the decrease in selling, general and administrative expense for the six months reflected the recording of compensation expense related to a performance share compensation plan for certain executive officers in the first quarter of 1997. For the six months, these favorable variances were partially offset by

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
changes in estimates recorded in connection with the special charges taken in 1995 which were finalized in the first quarter of 1997 (reducing selling, general and administrative expense by $7,500,000 in the first quarter of 1997). Selling, general and administrative expense was 15.5% and 16.6% of sales in the second quarter and first six months of 1998, respectively, compared with 16.7% of sales for both periods in 1997.

INTEREST EXPENSE

     Interest expense increased $5,700,000 or 27.0% in the second quarter and $11,500,000 or 28.8% in the first six months. The increases were largely due to a significantly higher average debt level, resulting principally from the LMP settlement ($102,200,000 in the second half of 1997), purchases of the Company's common stock, and a greater investment in working capital needed to better service customers while the Company consolidates the offshore movement of its sewing and finishing operations and realigns its domestic manufacturing and distribution facilities.

OTHER EXPENSE -- NET

     The unfavorable variance of $400,000 in other expense -- net compared with the second quarter of 1997 largely reflected a loss on the sale of the Company's denim manufacturing operation, a write-off of fees related to debt refinanced and currency translation losses, substantially offset in total by the reduction recorded in the liability related to the Acme Boot guarantees, all of which occurred in the second quarter of 1998. Other expense -- net included losses totalling $3,000,000 and $2,900,000 from sales of accounts receivable pursuant to the Company's receivables purchase agreement in the second quarter of 1998 and 1997, respectively. The favorable variance of $5,700,000 in other expense -- net compared with the first six months of 1997 also reflected gains on the sale of two corporate airplanes in the first quarter of 1998. Other expense -- net included losses totalling $6,100,000 and $5,500,000 from sales of accounts receivable pursuant to the Company's receivables purchase agreement in the first six months of 1998 and 1997, respectively.

INCOME TAXES

     The Company's effective income tax rate of 11.4% and 27.4%, respectively, for the first six months of 1998 and 1997 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. The Company's estimated annual effective tax rate for 1998 declined from 17.0% for the first quarter to 11.4% for the first six months, reflecting the impact of a higher proportion of foreign earnings.

EARNINGS PER COMMON SHARE

     Earnings per common share were $0.91 and $0.27 and earnings per common share, assuming dilution, were $0.90 and $0.26 in the second quarter of 1998 and 1997, respectively. Earnings per common share were $1.34 and $0.56 and earnings per common share, assuming dilution, were $1.33 and $0.55 in the first six months of 1998 and 1997, respectively. Average common shares were reduced compared with the second quarter and first six months of 1997 by the repurchase of approximately 5,400,000 shares since January 1, 1997.

Liquidity and Capital Resources

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
of its operations approximately $819,000,000 of revolving lines of credit. As of August 7, 1998, approximately $205,400,000 was available and unused under these facilities. A portion of the Company's revolving lines of credit totalling approximately $200,000,000 will expire in September 1998. The Company expects to pursue debt or equity capital market transactions in the near future in order to reduce outstanding indebtedness under these facilities and provide additional liquidity.

     Net cash used for operating activities was $187,600,000 in the first six months of 1998 compared with $130,200,000 in the first six months of 1997. The primary factor in each period was the seasonal increase in working capital ($309,200,000 and $224,400,000 in 1998 and 1997, respectively) as the Company prepared to enter its peak selling season. The increase in working capital in the 1998 period also reflected a reduction in trade payables for advances of $83,100,000 at December 31, 1997, owed to the ultimate purchaser of the Company's receivables under its receivables purchase agreement. In addition, the increase in working capital in the first six months of 1998 reflected $59,300,000 due from the Company's unconsolidated receivable financing subsidiary.

     Investing activities generated $32,600,000 in the first six months of 1998 compared with net cash uses totalling $37,000,000 in the same 1997 period. Capital expenditures in 1998 were $16,100,000, or $18,400,000 lower, and 1998 asset sales added $56,600,000 more in proceeds, than the same period last year. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $35,000,000 in 1998.

     Net cash provided by financing activities totalled $146,900,000 in the first six months of 1998 compared with $170,300,000 in the first six months of 1997. The Company borrowed $42,100,000 less under its bank credit facilities in the first six months of 1998, at the same time payments on long-term debt and capital leases were higher ($112,000,000), and proceeds from issuance of common stock were lower ($4,300,000). Payments on long-term debt and capitalized leases included repayment of a senior unsecured note of the Company's wholly-owned subsidiary, Fruit of the Loom Canada, Inc., for $102,600,000 principal value. Substantially offsetting these variances that reflected reductions in Net cash provided by financing activities was a decrease of $135,000,000 in common stock repurchases.

     In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through June 27, 1998 were 5,890,000 shares at an aggregate cost of $193,200,000.

     In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can currently sell up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $353,000,000 of receivables at June 27, 1998 and $183,000,000 of receivables at December 31, 1997 were sold to the Company's unconsolidated receivable financing subsidiary reducing consolidated notes and accounts receivable. Proceeds of approximately $250,000,000 and $214,500,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce amounts outstanding under the Company's revolving lines of credit.

     On July 11, 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 (the "S-3 Registration Statement") to register under the Securities Act of 1933, as amended, the sale of up to $850,000,000 of its debt securities, preferred stock and Class A Common Stock (collectively, the "Securities"). The S-3 Registration Statement does not relate to any particular offering of Securities; rather, the S-3 Registration Statement was filed to provide the Company with the flexibility to engage in future offerings without the delay which could result from the filing of new registration statements at that time. The types of Securities offered, and their terms, will be determined prior to any particular offering.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
The Company anticipates that the net proceeds from any future sale of the Securities would be used for general corporate purposes, including, but not limited to, working capital, capital expenditures, expansion of existing properties, development of new projects, prepayment of outstanding indebtedness, investments and acquisitions. The Board of Directors of the Company has unanimously approved, and recommended that the stockholders of the Company adopt, a proposed reorganization pursuant to which a Cayman Islands company ("FTL-Cayman") will become the parent holding company of the Company (the "Reorganization"). After consummation of the Reorganization, FTL-Cayman will continue to conduct the businesses (through direct and indirect subsidiaries, including the Company) in which the Company is now engaged, and substantially all of the businesses and subsidiaries of the Company located outside the United States will be transferred to FTL-Cayman (or direct or indirect foreign subsidiaries of FTL-Cayman), other than certain interests of the Company in Canada, Germany, Italy and Mexico, along with the beneficial ownership of certain trademarks. In connection with the Reorganization, FTL-Cayman has filed a registration statement on Form S-4, File No. 333-46007, with the Securities and Exchange Commission, which has not yet been declared effective. Until the Reorganization is consummated, the Company does not anticipate the utilization of the S-3 Registration Statement for purposes of meeting its liquidity needs and instead anticipates using other means of financing, including the private placement of debt securities, for such purposes.

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

     In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management has not completed its review of FAS 133.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry
K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky. The plaintiff claims that the defendants engaged in conduct violating
Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, during the Class Period, the Company, with the knowledge and assistance of the individual defendants, issued misleading positive public statements about the Company's condition and prospects causing the plaintiff and the class to buy Company stock at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse affect on the financial condition or results of the operations of the Company, but the ultimate resolution of the suit, if unfavorable, could be material to the results of operations of a particular future period.

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

B. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 27, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRUIT OF THE LOOM, INC.

  ------------------------------------------------------------------------------
                                                       (Registrant)

                                                     LARRY K. SWITZER

  ------------------------------------------------------------------------------
                                                     Larry K. Switzer
                                             Senior Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer
                                               and duly authorized to sign
                                                 on behalf of Registrant)

Date: August 7, 1998

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FRUIT OF THE LOOM, INC.

                                               -------------------------
                                                     (Registrant)

                                               -------------------------
                                                   Larry K. Switzer
                                                 Senior Executive Vice
                                                       President
                                                  and Chief Financial
                                                        Officer
                                                 (Principal Financial
                                                        Officer
                                                and duly authorized to
                                                         sign
                                               on behalf of Registrant)

Date: August 7, 1998