Form 10-K405/A
period 1997-12-31
FRUIT OF THE LOOM INC /DE/
filed 1998-08-10
CIK 771298

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

                                AMENDMENT NO. 2

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 10, 1998.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(A)(3) AND 14(C))

                                     DESCRIPTION
                                     -----------
10(l)*  --   Asset Purchase and Transitional Services Agreement between
             Farley Industries, Inc. and Fruit of the Loom, Inc.
             (incorporated herein by reference to Exhibit 10(l) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).
10(m)*  --   Employment Agreement between Fruit of the Loom, Inc. and
             William Farley (incorporated herein by reference to Exhibit
             10(j) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994 (the "1994 10-K")).
10(n)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Richard C. Lappin (incorporated herein by reference to Exhibit 10(l) to the Company's 1994 Form
             10-K).
10(o)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Larry K. Switzer (incorporated herein by reference to Exhibit 10(o) to the Company's 1994 10-K).
10(p)*  --   Employment Agreement between Farley Industries, Inc., Fruit of the Loom, Inc. and Burgess D. Ridge (incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997
             10-K")).
10(q)*  --   Credit Agreement among Acme Boot Company, Inc., as borrower,
             Fruit of the Loom, Inc., Acme Boot Retail Co., Inc. and Acme
             Footwear Company, Inc., as guarantors, the Lenders
             identified herein and NationsBank, N.A., (Carolinas), as
             agent, dated as of April 19, 1995 (incorporated herein by
             reference to Exhibit 10(r) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995).
10(r)*  --   Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 333-09203).
10(s)*  --   Purchase and Contribution Agreement dated as of December 18,
             1996 among Union Underwear Company, Inc., Pro Player, Inc.
             and Salem Sportswear, Inc., as the Originators and FTL
             Receivables Company, as the Purchaser (incorporated herein by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10(t)*  --   Receivables Purchase Agreement dated as of December 18, 1996 among FTL Receivables Company, as Seller, Union Underwear
             Company, Inc., as initial Servicer, Barton Capital
             Corporation, as Purchaser, and Societe Generale, as Agent
             (incorporated herein by reference to Exhibit 10(u) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).
18*     --   Letter re change in accounting principle (incorporated
             herein by reference to Exhibit 18 to the Company's 1997
             10-K).
21*     --   Subsidiaries of the Company (incorporated herein by
             reference to Exhibit 21 to the Company's 1997 10-K).
23*     --   Consent of Ernst & Young LLP (incorporated herein by
             reference to Exhibit 23 to the Company's 1997 10-K).
27      --   Financial Data Schedule

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