Form 10-Q
period 1998-09-26
FRUIT OF THE LOOM INC /DE/
filed 1998-11-10
CIK 771298

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

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

                                Yes [X]  No [ ]

     Common shares outstanding at October 30, 1998: 66,415,163 shares of Class A Common Stock, $.01 par value, and 5,684,276 shares of Class B Common Stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.
          FINANCIAL INFORMATION
          Item 1.  Financial Statements
                     Condensed Consolidated Balance Sheet --
                     September 26, 1998 (Unaudited) and December 31, 1997......      2
                   Condensed Consolidated Statement of Operations (Unaudited)
                     for the Three and Nine Months Ended September 26, 1998
                     and September 30, 1997....................................      3
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                     for the Nine Months Ended September 26, 1998 and September
                     30, 1997..................................................      4
                   Notes to Condensed Consolidated Financial Statements
                     (Unaudited)...............................................      5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     13
PART II.
          OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................     20
          Item 6.  Exhibits and Reports on Form 8-K............................     21

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                              SEPTEMBER 26,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....    $   11,100      $   16,100
  Notes and accounts receivable (less allowance for possible losses
     of $13,500 and $11,900, respectively)..................       123,200          98,100
  Inventories
     Finished goods.........................................       582,400         570,400
     Work in process........................................       217,400         212,300
     Materials and supplies.................................        62,200          64,800
                                                                ----------      ----------
          Total inventories.................................       862,000         847,500
  Other.....................................................        53,500          53,900
                                                                ----------      ----------
          Total current assets..............................     1,049,800       1,015,600
                                                                ----------      ----------
Property, Plant and Equipment...............................     1,198,500       1,232,200
  Less accumulated depreciation.............................       753,100         717,800
                                                                ----------      ----------
          Net property, plant and equipment.................       445,400         514,400
                                                                ----------      ----------
Other Assets
  Goodwill (less accumulated amortization of $331,300 and
     $311,400, respectively)................................       693,000         712,900
  Deferred income taxes.....................................            --          30,300
  Other.....................................................       227,400         209,900
                                                                ----------      ----------
          Total other assets................................       920,400         953,100
                                                                ----------      ----------
                                                                $2,415,600      $2,483,100
                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................    $   20,600      $   28,200
  Trade accounts payable....................................        87,800         234,100
  Other accounts payable and accrued expenses...............       271,300         262,900
                                                                ----------      ----------
          Total current liabilities.........................       379,700         525,200
                                                                ----------      ----------
Noncurrent Liabilities
  Long-term debt............................................     1,195,300       1,192,800
  Other.....................................................       266,800         343,000
                                                                ----------      ----------
          Total noncurrent liabilities......................     1,462,100       1,535,800
                                                                ----------      ----------
Common Stockholders' Equity.................................       573,800         422,100
                                                                ----------      ----------
                                                                $2,415,600      $2,483,100
                                                                ==========      ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ------------------------------    ------------------------------
                                              SEPTEMBER 26,    SEPTEMBER 30,    SEPTEMBER 26,    SEPTEMBER 30,
                                                  1998             1997             1998             1997
                                              -------------    -------------    -------------    -------------

Net sales...................................    $593,700         $ 569,700       $1,678,900       $1,711,400
Cost of sales...............................     414,600           406,000        1,145,500        1,238,700
                                                --------         ---------       ----------       ----------
          Gross earnings....................     179,100           163,700          533,400          472,700
Selling, general and administrative
  expenses..................................     100,800           116,800          281,100          307,700
Goodwill amortization.......................       6,600             6,700           19,900           20,100
                                                --------         ---------       ----------       ----------
          Operating earnings................      71,700            40,200          232,400          144,900
Interest expense............................     (23,100)          (22,500)         (74,600)         (62,500)
Other expense -- net........................      (2,800)          (36,400)          (3,100)         (42,400)
                                                --------         ---------       ----------       ----------
          Earnings (loss) before income tax
            provision.......................      45,800           (18,700)         154,700           40,000
Income tax provision........................      (4,600)            5,400            7,800           21,500
                                                --------         ---------       ----------       ----------
          Earnings (loss) from continuing
            operations......................      50,400           (24,100)         146,900           18,500
          Discontinued operations -- LMP
            litigation......................          --          (101,200)              --         (101,200)
                                                --------         ---------       ----------       ----------
          Net earnings (loss)...............    $ 50,400         $(125,300)      $  146,900       $  (82,700)
                                                ========         =========       ==========       ==========
Earnings (loss) per common share:
          Continuing operations.............    $   0.70         $   (0.33)      $     2.04       $     0.25
          Discontinued operations -- LMP
            litigation......................          --             (1.38)              --            (1.35)
                                                --------         ---------       ----------       ----------
          Net earnings (loss)...............    $   0.70         $   (1.71)      $     2.04       $    (1.10)
                                                ========         =========       ==========       ==========
Earnings (loss) per common share-assuming
  dilution:
          Continuing operations.............    $   0.70         $   (0.33)      $     2.03       $     0.25
          Discontinued operations -- LMP
            litigation......................          --             (1.38)              --            (1.35)
                                                --------         ---------       ----------       ----------
          Net earnings (loss)...............    $   0.70         $   (1.71)      $     2.03       $    (1.10)
                                                ========         =========       ==========       ==========
Average common shares.......................      72,100            73,200           72,000           74,900
                                                ========         =========       ==========       ==========
Average common shares-assuming dilution.....      72,400            73,200           72,500           74,900
                                                ========         =========       ==========       ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 26,    SEPTEMBER 30,
                                                                  1998             1997
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................    $ 146,900        $ (82,700)
  Adjustments to reconcile to net cash provided by (used
     for) operating activities:
     Depreciation and amortization..........................       84,900          116,500
     Deferred income tax provision..........................       (4,900)           8,500
     Increase in working capital............................     (189,100)        (212,200)
     Loss on LMP litigation -- net of $28,600 paid..........           --           72,600
     Other-net..............................................        3,300           (6,200)
                                                                ---------        ---------
          Net cash provided by (used for) operating
            activities......................................       41,100         (103,500)
                                                                ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (25,000)         (41,800)
  Proceeds from sale of denim production facility...........       35,400               --
  Payment on Acme Boot debt guarantee.......................      (60,800)              --
  Other-net.................................................       11,800             (800)
                                                                ---------        ---------
          Net cash used for investing activities............      (38,600)         (42,600)
                                                                ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................           --           98,300
  Proceeds under line-of-credit agreements..................      754,300          975,000
  Payments under line-of-credit agreements..................     (643,400)        (785,800)
  Principal payments on long-term debt and capital leases...     (122,200)         (11,800)
  Common stock issued.......................................        6,800           11,100
  Common stock repurchased..................................       (3,000)        (141,200)
                                                                ---------        ---------
          Net cash provided by (used for) financing
            activities......................................       (7,500)         145,600
                                                                ---------        ---------
Net decrease in Cash and cash equivalents (including
  restricted cash)..........................................       (5,000)            (500)
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................       16,100           18,700
                                                                ---------        ---------
Cash and cash equivalents (including restricted cash) at end
  of period.................................................    $  11,100        $  18,200
                                                                =========        =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended by a Form 10-K/A, of Fruit of the Loom, Inc. (the "Company") for the year ended December 31, 1997. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and nine months ended September 26, 1998 are not necessarily indicative of results that may be expected for the full year.

   Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

2. No dividends were declared on the Company's common stock for the nine-month periods ended September 26, 1998 and September 30, 1997.

3. The Company's effective income tax rate of 5.0% for the first nine months of 1998 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

   The Company's effective income tax rate for the first nine months of 1997 was significantly impacted by the $32,000,000 charge related to the Acme Boot guarantee for which no tax benefit was recorded. The Company's effective income tax rate of 28% excluding this charge differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

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

   During the first quarter of 1997, the Company finalized certain of the estimates recorded in connection with the above noted charges. As a result of finalizing these estimates, earnings before income tax expense for the first quarter of 1997 were increased by $7,500,000. These amounts were recorded as a reduction of selling, general, and administrative expenses.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   A rollforward of the 1995 special charges from December 31, 1997 through September 26, 1998 is presented below (in thousands of dollars):

                                     RESERVE                                             RESERVE
                                     BALANCE                                             BALANCE
                                  DECEMBER 31,        CASH      INCOME      OTHER     SEPTEMBER 26,
                                      1997          PAYMENTS   (EXPENSE)   ACTIVITY       1998
                                -----------------   --------   ---------   --------   -------------
Impairment write down of
  goodwill....................       $    --        $    --     $    --    $    --       $    --
Closing or realignment of
  manufacturing operations
  Loss on disposal of closed
     facilities, improvements
     and equipment............           200            200          --         --            --
  Changes in estimates of
     insurance liabilities....        14,000          2,000          --         --        12,000
  Costs related to expected
     increases in workers'
     compensation and health
     and welfare costs........         5,200          5,200          --         --            --
  Costs related to termination
     of certain lease
     obligations..............         1,000            900          --         --           100
  Costs related to severance
     of the hourly
     workforce................            --             --          --         --            --
  Other.......................         2,700          2,500          --         --           200
                                     -------        -------     -------    -------       -------
                                      23,100         10,800          --         --        12,300
Severance.....................           200            200          --         --            --
Other asset write downs,
  valuation reserves and other
  reserves....................         3,900          3,700          --         --           200
Changes in estimates of
  certain retained liabilities
  of former subsidiaries......        16,200          3,100          --         --        13,100
Termination of management
  agreement...................            --             --          --         --            --
                                     -------        -------     -------    -------       -------
                                     $43,400        $17,800     $    --    $    --       $25,600
                                     =======        =======     =======    =======       =======

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

                                                                                     RESERVE
                                                 1997       CASH        OTHER        BALANCE
                                               SPECIAL    PAYMENTS    ACTIVITY     DECEMBER 31,
                                               CHARGES    IN 1997      IN 1997         1997
                                               --------   --------   -----------   ------------
Closing and disposal of U.S. manufacturing
  and distribution facilities
  Loss on sale of facilities, improvements
     and equipment:
     Sewing, finishing and distribution
       facilities............................  $ 66,600    $   --      $    --       $ 66,600
     Impairment of mills to be sold..........    75,400        --           --         75,400
     Lease residual guarantees...............    61,000        --           --         61,000
     Other equipment.........................    29,600        --       22,100          7,500
                                               --------    ------      -------       --------
                                                232,600        --       22,100        210,500
  Severance costs............................     8,400        --           --          8,400
  Other accruals.............................    10,400        --           --         10,400
                                               --------    ------      -------       --------
                                                251,400        --       22,100        229,300
                                               --------    ------      -------       --------
Impairment of European manufacturing and
  distribution facilities
  Impairment of long lived assets............    42,800        --       42,800             --
  Other accruals.............................     1,300        --           --          1,300
                                               --------    ------      -------       --------
                                                 44,100        --       42,800          1,300
                                               --------    ------      -------       --------
Pro Player incentive compensation
  agreement..................................    22,000        --           --         22,000
                                               --------    ------      -------       --------
Other asset write-downs and reserves
  Inventory valuation provisions.............    49,800        --           --         49,800
  Other accruals.............................    53,800     7,400        9,200         37,200
                                               --------    ------      -------       --------
                                                103,600     7,400        9,200         87,000
                                               --------    ------      -------       --------
Changes in estimates of certain retained
  liabilities of former subsidiaries.........    20,600        --        8,000         12,600
                                               --------    ------      -------       --------
          Total pretax charges...............  $441,700    $7,400      $82,100       $352,200
                                               ========    ======      =======       ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   A rollforward of the 1997 special charges from December 31, 1997 through September 26, 1998 is presented below (in thousands of dollars):

                                      RESERVE                                           RESERVE
                                      BALANCE                                           BALANCE
                                    DECEMBER 31,     CASH      INCOME      OTHER     SEPTEMBER 26,
                                        1997       PAYMENTS   (EXPENSE)   ACTIVITY       1998
                                    ------------   --------   ---------   --------   -------------
Closing and disposal of U.S.
  manufacturing and distribution
  facilities
  Loss on sale of facilities,
     improvements and equipment:
     Sewing, finishing and
       distribution facilities....    $ 66,600     $    --     $   --     $ 2,900      $ 63,700
     Impairment of mills to be
       sold.......................      75,400          --         --         200        75,200
     Lease residual guarantees....      61,000          --         --          --        61,000
     Other equipment..............       7,500          --         --          --         7,500
                                      --------     -------     ------     -------      --------
                                       210,500          --         --       3,100       207,400
Severance costs...................       8,400       5,100         --          --         3,300
Other accruals....................      10,400       5,700         --       1,200         3,500
                                      --------     -------     ------     -------      --------
                                       229,300      10,800         --       4,300       214,200
                                      --------     -------     ------     -------      --------
Impairment of European
  manufacturing and distribution
  facilities
  Impairment of long lived
     assets.......................          --          --         --          --            --
  Other accruals..................       1,300          --         --          --         1,300
                                      --------     -------     ------     -------      --------
                                         1,300          --         --          --         1,300
                                      --------     -------     ------     -------      --------
Pro Player incentive compensation
  agreement.......................      22,000          --         --          --        22,000
                                      --------     -------     ------     -------      --------
Other asset write-downs and
  reserves
  Inventory valuation
     provisions...................      49,800         600      5,100      23,700        20,400
  Other accruals..................      37,200      14,000         --         800        22,400
                                      --------     -------     ------     -------      --------
                                        87,000      14,600      5,100      24,500        42,800
                                      --------     -------     ------     -------      --------
Changes in estimates of certain
  retained liabilities of former
  subsidiaries....................      12,600       2,000         --          --        10,600
                                      --------     -------     ------     -------      --------
          Total pretax charges....    $352,200     $27,400     $5,100     $28,800      $290,900
                                      ========     =======     ======     =======      ========

   The Other Activity in 1997 represented assets written off. The Other Activity in the first nine months of 1998 principally consisted of sales of inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998.

5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   operations. The Company's retained liability reserves at September 26, 1998 related to discontinued operations consist primarily of certain environmental reserves of approximately $38,600,000 and product liability reserves of approximately $16,300,000. The Company has recorded receivables related to these liabilities of approximately $13,600,000, which management believes will be recovered from insurance and other sources. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation.

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

   In November, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. Mr. Farley owns 100% of Farley Inc. In consideration of the guarantee, which is scheduled to expire in November, 2000, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Stock of the Company held by Mr. Farley and the assets held for the benefit of Mr. Farley under the Company's Senior Executive Officer Deferred Compensation Trust. The loan is scheduled to mature on November 19, 1998. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

   The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At September 26, 1998, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $64,700,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

   In connection with the Company's transaction with Acme Boot Company, Inc. ("Acme Boot") during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility which was secured by substantially all the assets of Acme Boot and its subsidiaries and provided for up to $30,000,000 of loans and letters of credit. Farley Inc. owns 100% of the common stock of Acme Boot.

   Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank which provided for up to $37,000,000 in borrowings. The Company guaranteed, on an unsecured basis, repayment of debt incurred or created under this new credit facility. In exchange for the additional guarantee, the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   Company received $6,000,000 of initial liquidation preference of Acme Boot Series C Redeemable Junior Preferred Stock.

   As a result of the operating performance of Acme Boot and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company provided a reserve of $35,000,000 at the end of 1996 for loss on the Acme Boot debt guarantees and increased its reserve by $32,000,000 at the end of the third quarter of 1997 to fully reserve the Company's $67,000,000 exposure under the Acme Boot guarantees.

   In addition, through July, 1998, the Company loaned Acme Boot $9,000,000 to provide Acme Boot with supplemental working capital. These loans were made in the form of demand notes payable and were senior to all other outstanding indebtedness of Acme Boot. These loans were repaid by Acme Boot upon the sale of its business in the third quarter of 1998.

   In June 1998, Acme Boot entered into agreements with unrelated parties for the sale of certain assets and its business. Financing for the sale of the business was completed in the third quarter of 1998, at which time the Company paid $60,800,000 to satisfy the Acme Boot guarantees in full. Accordingly, Other expense -- net for the nine months ended September 26, 1998 in the accompanying condensed consolidated statement of operations includes income of $6,200,000 related to settlement of this liability.

   On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom are current or former officers of the Company, in the United States District Court for the Western District of Kentucky ("New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. On September 30, 1998, the defendants filed a motion to dismiss the action, which is currently being briefed. All discovery is stayed pending resolution of the motion.

   Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company, but the ultimate resolution of the suit, if unfavorable, could be material to the results of operations of a particular future period.

   On August 26, 1998, Carol Bradley filed a purported derivative action on behalf of the Company, against William Farley, Richard C. Lappin, Omar Z. Al Askari, Dennis S. Bookshester, Henry A. Johnson, Mark H. McCormack, Larry K. Switzer, A. Lorne Weil and Sir Brian Wolfson, each of whom are current or former directors of the Company, and the Company, as a nominal defendant, in the Warren Circuit Court of the State of Kentucky. The plaintiff asserts various common law claims against the individual defendants including, inter alia, breach of fiduciary duty, waste of corporate assets, breach of contract and constructive fraud claims. The plaintiff also asserts an insider trading claim against defendants Farley, Lappin and Switzer. The claims asserted against the individual defendants are based on the same alleged

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   misrepresentations and omissions which form the basis of the claims asserted by the plaintiff in the New England Action as described above. The plaintiff seeks unspecified compensatory and punitive damages, attorney's fees and costs and ancillary relief.

   On September 18, 1998, defendant Farley, with the consent of the Company, removed the action from state court to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. That motion is currently being briefed.

   In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The Company had compensation agreements with the former principals of Pro Player who became employees of the business upon the Company's acquisition. The compensation agreements provided for these former employees to receive compensation up to a maximum of $47,100,000, based in part on the attainment of certain levels of operating performance by the acquired entity in 1998 and 1999. In the fourth quarter of 1997, the Company recorded a $22,000,000 charge related to this compensation agreement, based on its assessment of the probability that Pro Player's operating performance would result in such amount being earned. During the six months ended June 27, 1998, the Company recorded an additional $3,300,000 which is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. Subsequently, the Company determined that it would not have further liability under the compensation agreements pursuant to their terms. As a result, the Company did not record additional compensation in the quarter ended September 26, 1998.

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

   For the third quarter, comprehensive income totaled $58,400,000 in 1998 compared with a loss of $131,100,000 in 1997. For the first nine months, comprehensive income totaled $142,500,000 in 1998 compared with a loss of $104,300,000 in 1997. The principal differences from reported net income were foreign currency translation adjustments resulting from the financial statement translation of the accounts of certain of the Company's foreign operations from local currencies to the U.S. dollar. These adjustments reflect changes in the value of the U.S. dollar with respect to the currencies of a number of Western European countries where the Company has made long-term operating commitments. The dollar weakened in the third quarter of 1998 after a sustained period of increasing value. Consequently, currency translation adjustments increased comprehensive income by $7,900,000 in the third quarter of 1998 but caused reductions of $5,600,000 in the third quarter of 1997, and reductions of $4,400,000 and $21,500,000 in the first nine months of 1998 and 1997, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                      ------------------------------    ------------------------------
                                      SEPTEMBER 26,    SEPTEMBER 30,    SEPTEMBER 26,    SEPTEMBER 30,
                                          1998             1997             1998             1997
                                      -------------    -------------    -------------    -------------
NUMERATOR
Earnings (loss) from continuing
  operations........................     $50,400         $ (24,100)       $146,900         $  18,500
Discontinued operations -- LMP
  litigation........................          --          (101,200)             --          (101,200)
                                         -------         ---------        --------         ---------
Net earnings (loss).................     $50,400         $(125,300)       $146,900         $ (82,700)
                                         =======         =========        ========         =========
DENOMINATOR
For basic earnings per common
  share --
  Weighted average shares
  outstanding.......................      72,100            73,200          72,000            74,900
Effect of dilutive employee stock
  options...........................         300                --             500                --
                                         -------         ---------        --------         ---------
For diluted earnings per common
  share --
  Weighted average shares
     outstanding and assumed
     conversions....................      72,400            73,200          72,500            74,900
                                         =======         =========        ========         =========
Earnings (loss) per common share:
  Continuing operations.............     $  0.70         $   (0.33)       $   2.04         $    0.25
  Discontinued operations -- LMP
     litigation.....................          --             (1.38)             --             (1.35)
                                         -------         ---------        --------         ---------
  Net earnings (loss)...............     $  0.70         $   (1.71)       $   2.04         $   (1.10)
                                         =======         =========        ========         =========
Earnings (loss) per common
  share -- assuming dilution:
  Continuing operations.............     $  0.70         $   (0.33)       $   2.03         $    0.25
  Discontinued operations -- LMP
     litigation.....................          --             (1.38)             --             (1.35)
                                         -------         ---------        --------         ---------
  Net earnings (loss)...............     $  0.70         $   (1.71)       $   2.03         $   (1.10)
                                         =======         =========        ========         =========

   Because diluted EPS increases in the third quarter of 1997 from a loss of $1.71 to a loss of $1.70 and in the first nine months of 1997 from a loss of $1.10 to a loss of $1.09, the effects of employee stock options (500,000 and 900,000 shares, respectively) are antidilutive and have been ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as a loss of $1.71 in the third quarter and a loss of $1.10 in the first nine months of 1997.

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

  Results of Operations

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended September 26, 1998 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K, as amended by a Form 10-K/A, for the year ended December 31, 1997.

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales) of the Company.

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                               --------------------------------    --------------------------------
                               SEPTEMBER 26,     SEPTEMBER 30,     SEPTEMBER 26,     SEPTEMBER 30,
                                    1998              1997              1998              1997
                               --------------    --------------    --------------    --------------
Net sales....................      $593.7            $569.7           $1,678.9          $1,711.4
Gross earnings...............       179.1             163.7              533.4             472.7
Gross margin.................        30.2%             28.7%              31.8%             27.6%
Operating earnings...........        71.7              40.2              232.4             144.9
Operating margin.............        12.1%              7.1%              13.8%              8.5%

SPECIAL CHARGES

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998.

     In connection with the transfer of substantially all of its sewing operations to offshore locations, and the related increase in the use of foreign contract manufacturers, the Company is in the process of completing enhanced inventory control procedures. Until such time as such procedures are completed, the Company remains subject to increased risks regarding the management of its inventory. These risks, such as inventory shrinkage and obsolescence, could result in the Company incurring additional write-downs; however the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
Company believes it has adequate reserves for these potential write-downs. Although the Company is not currently aware of any facts that would require any substantial write-down of its inventory, there can be no assurance that write-downs will not be recognized in the future.

     The 1995 and 1997 restructuring activities are progressing as expected, and management currently anticipates completion of these activities by the end of 1999. There can be no assurance, however, that all activities will be completed by the end of 1999.

NET SALES

     Net sales increased $24,000,000 or 4% in the third quarter and decreased $32,500,000 or 2% in the first nine months. Sales of Retail Products improved slightly in the third quarter but remained behind last year for the first nine months. Retail sales benefited from third quarter Men's & Boys' volume/mix improvement and an April 1998 men's underwear price increase, as well as third quarter Casualwear sales growth. Although improved for both the third quarter and first nine months, Casualwear Fleece sales were unfavorably affected by unusually warm September weather. Gitano sales were sharply lower. Activewear sales were significantly favorable in the third quarter on improved T-shirt volume but behind last year for the first nine months due to lower fleece volume in the first half. Sports & Licensing sales declined on lower third quarter volume due principally to the NBA lockout and lower orders for NFL licensed products. Sales improved in Europe on increased volume.

GROSS EARNINGS

     Gross earnings increased $15,400,000 or 9% in the third quarter and $60,700,000 or 13% in the first nine months. Gross margin improved 1.5 percentage points to 30.2% for the quarter and 4.2 percentage points to 31.8% for the first nine months. The most significant factor in the margin improvement was Retail and Activewear cost savings from the Company's offshore move and other cost initiatives. Earnings and margins were, however, diminished in the third quarter by production down time taken in an effort to better balance inventories, and by reductions in list prices on Activewear products in December 1997. Activewear promotions were reduced in the first six months of 1998 and substantially offset the December 1997 list price reduction during this period. In the third quarter of 1998, however, promotional programs were increased and approximated 1997 levels, resulting in lower Activewear margins in the third quarter of 1998. Sports and Licensing gross earnings declined on lower volume, but margins have been maintained. Gross earnings increased in Europe on favorable volume.

OPERATING EARNINGS

     Operating earnings increased $31,500,000 or 78% in the third quarter and $87,500,000 or 60% in the first nine months. Operating margin improved 5.0 percentage points to 12.1% for the third quarter and 5.3 percentage points to 13.8% for the first nine months. Gross earnings and margin improved as noted above, while selling, general and administrative expense declined $16,000,000 or 13.7% in the third quarter and $26,600,000 or 8.6% for the first nine months. The decrease in selling, general and administrative expense in the third quarter and first nine months represented reductions in personnel and advertising expense, distribution center depreciation, royalty expense and travel costs, offset partially by the Pro Player incentive compensation charge in the first six months of 1998 and increased costs for management information systems and communications resulting from the shift of the Company's sewing and finishing operations to offshore facilities from domestic facilities. The increased management information systems costs included $2,700,000 in the third quarter and $4,400,000 in the first nine months in "Year 2000" remediation costs. In addition, the decrease in selling, general and administrative expense for the first nine months reflected the recording of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
compensation expense related to a performance share compensation plan for certain executive officers in the first quarter of 1997. For the first nine months, these favorable variances were partially offset by changes in estimates recorded in connection with the special charges taken in 1995 which were finalized in the first quarter of 1997 (reducing selling, general and administrative expense by $7,500,000 in the first quarter of 1997). Selling, general and administrative expense was 17.0% and 16.7% of sales in the third quarter and first nine months of 1998, respectively, compared with 20.5% and 18.0% of sales for the respective periods in 1997.

INTEREST EXPENSE

     Interest expense increased $600,000 or 2.7% in the third quarter and $12,100,000 or 19.4% in the first nine months. The increases were largely due to a significantly higher average debt level, resulting principally from the LMP settlement ($73,600,000 of which occurred in the fourth quarter of 1997), and a greater average investment in working capital needed to better service customers while the Company consolidates the offshore movement of its sewing and finishing operations and realigns its domestic manufacturing and distribution facilities. The third quarter comparison benefited from a significant positive cash flow from operations in the 1998 period.

OTHER EXPENSE -- NET

     Other expense -- net included a $32,000,000 charge in the third quarter of 1997 for the estimated loss on the Acme Boot guarantees. Excluding this 1997 charge, net other expense decreased $1,600,000 for the third quarter and $7,300,000 for the first nine months of 1998. Principal favorable factors were net gains on asset sales and the second quarter reduction in the liability related to the Acme Boot guarantees. Losses from sale of accounts receivable pursuant to the Company's receivable purchase agreement totaled $2,700,000 and $2,500,000 in the third quarter of 1998 and 1997, and $8,700,000 and $8,000,000 in the first nine months of 1998 and 1997.

INCOME TAXES

     The Company's effective income tax rate of 5.0% for the first nine months of 1998 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

     The Company's effective income tax rate for the first nine months of 1997 was significantly impacted by the $32,000,000 charge related to the Acme Boot guarantee for which no tax benefit was recorded. The Company's effective income tax rate of 28% excluding this charge differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

EARNINGS PER COMMON SHARE

     Third quarter earnings (loss) per common share from continuing operations, basic and diluted, was earnings of $0.70 in 1998 and a loss of $0.33 in 1997. Nine-month basic earnings per common share from continuing operations were $2.04 in 1998 and $0.25 in 1997. Nine-month diluted earnings per common share from continuing operations were $2.03 in 1998 and $0.25 in 1997. The effects of employee stock options were

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

antidilutive and have been ignored in the 1997 periods. Average common shares, both basic and diluted, were lower in 1998 due to the repurchase of approximately 5,400,000 shares since January 1, 1997.

Liquidity and Capital Resources

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding of its operations approximately $615,000,000 of revolving lines of credit. As of November 6, 1998, approximately $164,800,000 was available and unused under these facilities.

     Operating activities provided a net of $41,100,000 in cash in the first nine months of 1998, compared with a net use of $103,500,000 by operations in the same 1997 period. Earnings from continuing operations plus depreciation and amortization was $96,800,000 higher than 1997, while the seasonal increase in working capital was $23,100,000 less than 1997, and the 1997 period included a $28,600,000 payment in connection with the LMP litigation.

     Investing activities used $38,600,000 in 1998, down from $42,600,000 in the 1997 period. Capital expenditures were $16,800,000 lower, and asset sales added $63,100,000 more in proceeds than last year. These favorable variances were substantially offset by the $60,800,000 payment to settle the Acme Boot debt guarantees. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $35,000,000 in 1998.

     The Company paid a net of $7,500,000 for financing activities in the first nine months of 1998 compared with net proceeds of $145,600,000 in 1997. The Company borrowed $100,000,000 under its bank term loan facility in 1997 along with $78,300,000 more under its other bank credit facilities in 1997 than in 1998. Payments on long-term debt and capital leases were higher in 1998 ($110,400,000), and proceeds from issuance of common stock were lower ($4,300,000). Substantially offsetting these variances that reflected reductions in net cash provided by financing activities was a decrease of $138,200,000 in common stock repurchases. Payments on long-term debt and capitalized leases in 1998 included repayment of a senior unsecured note of the Company's wholly-owned subsidiary, Fruit of the Loom Canada, Inc., for $102,600,000 principal value.

     In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through January 1998 were 5,890,000 shares at an aggregate cost of $193,200,000.

     In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can currently sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $306,000,000 of eligible receivables at September 26, 1998 and $183,000,000 of eligible receivables at December 31, 1997 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $250,000,000 and $214,500,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce borrowings outstanding under the Company's revolving lines of credit. Such proceeds as of December 31, 1997, included advances from the ultimate purchaser totalling $83,100,000 which were included in trade accounts payable.

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

(collectively, the "Securities"). The S-3 Registration Statement does not relate to any particular offering of Securities; rather, the S-3 Registration Statement was filed to provide the Company with the flexibility to engage in future offerings without the delay which could result from the filing of new registration statements at that time. The types of Securities offered, and their terms, will be determined prior to any particular offering. The Company anticipates that the net proceeds from any future sale of the Securities would be used for general corporate purposes, including, but not limited to, working capital, capital expenditures, expansion of existing properties, development of new projects, prepayment of outstanding indebtedness, investments and acquisitions. The Board of Directors of the Company has unanimously approved, and recommended that the stockholders of the Company adopt, a proposed reorganization pursuant to which a Cayman Islands company ("FTL-Cayman") will become the parent holding company of the Company (the "Reorganization"). After consummation of the Reorganization, FTL-Cayman will continue to conduct the businesses (through direct and indirect subsidiaries, including the Company) in which the Company is now engaged, and substantially all of the businesses and subsidiaries of the Company located outside the United States will be transferred to FTL-Cayman (or direct or indirect foreign subsidiaries of FTL-Cayman), other than certain interests of the Company in Canada, Germany, Italy and Mexico, along with the beneficial ownership of certain trademarks. The timing of the reorganization is subject to the receipt of all necessary third-party consents and compliance with the provisions of the indenture governing the Company's 7 7/8% Senior Notes due October 15, 1999, or the refinancing of such indebtedness. In connection with the Reorganization, FTL-Cayman has filed an S-4 registration statement with the Securities and Exchange Commission which became effective on September 16, 1998, and a Proxy statement/Prospectus has been mailed to stockholders for a November 12, 1998 special meeting of stockholders to consider the plan. Until the Reorganization is consummated, the Company does not anticipate that the Company will utilize the S-3 Registration Statement for purposes of meeting its liquidity needs and anticipates use of other means of financing, including the private placement of debt securities for such purposes.

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

     The adoption of a common currency by countries of the European Economic Community beginning January 1, 1999 may ultimately expose the Company's European operations to certain risk factors such as the resulting cross-border transparency of pricing differences. Certain system conversion costs will also necessarily be incurred. Because the Company already competes throughout Western Europe, however, the emergence of a single market in this region would not immediately expose the Company to increased competition and may present opportunities for further economies of scale. Management has not completed its study of the impact on the Company but anticipates no material adverse effect on the Company's financial position or results of operations. Sales in the affected countries totalled less than 10% of consolidated net sales in 1998 and 1997.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management has not completed its review of FAS 133.

Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all mission-critical systems. Assessments of other systems that could be significantly affected by the Year 2000 are underway. The completed assessments have indicated that most of the Company's significant information technology systems could be affected, particularly the order entry, billing, and inventory systems. Software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include technologies used in various aspects of the manufacturing and distribution process. In addition, the Company is gathering information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors and continues to monitor their compliance.

     For its information technology exposures through September 26, 1998, the Company is 20% complete on the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing phase for all significant systems is expected by August 31, 1999, with all remediated systems fully tested and implemented by September 30, 1999.

     For the Company's operating equipment, plans were completed, and the assessment phase began in the third quarter of 1998. Assessment efforts will be completed, and remediation will begin in the fourth quarter of 1998. Completion of remediation, testing and implementation is scheduled for the first half of 1999.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company's order entry system interfaces directly with significant customers. The Company is in the process of working with customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by September 30, 1999. The Company has completed its assessment phase and begun remediation efforts on these systems. Testing of all significant systems will begin in the first quarter of 1999 and is expected to be completed no later than August 31, 1999. Implementation is expected to be completed by September 30, 1999. We believe that these key customers are in the process of making their purchasing systems Year 2000 compliant.

     The Company has queried its significant suppliers and subcontractors, none of which share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $16.6 million and is being funded through operating cash flows. Through September 26, 1998, the Company has incurred costs totalling approximately $4.4 million, all of which has been expensed, related to all phases of the Year 2000 project. All remaining expenditures related to repair of hardware and software will be expensed as incurred.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to use its electronic systems to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry
K. Switzer and John D. Wigodsky, each of whom are current or former officers of the Company, in the United States District Court for the Western District of Kentucky ("New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. On September 30, 1998, the defendants filed a motion to dismiss the action, which is currently being briefed. All discovery is stayed pending resolution of the motion.

     Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company, but the ultimate resolution of the suit, if unfavorable, could be material to the results of operations of a particular future period.

     On August 26, 1998, Carol Bradley filed a purported derivative action on behalf of the Company, against William Farley, Richard C. Lappin, Omar Z. Al Askari, Dennis S. Bookshester, Henry A. Johnson, Mark H. McCormack, Larry K. Switzer, A. Lorne Weil and Sir Brian Wolfson, each of whom are current or former directors of the Company, and the Company, as a nominal defendant, in the Warren Circuit Court of the State of Kentucky. The plaintiff asserts various common law claims against the individual defendants including, inter alia, breach of fiduciary duty, waste of corporate assets, breach of contract and constructive fraud claims. The plaintiff also asserts an insider trading claim against defendants Farley, Lappin and Switzer. The claims asserted against the individual defendants are based on the same alleged misrepresentations and omissions which form the basis of the claims asserted by the plaintiff in the New England Action as described above. The plaintiff seeks unspecified compensatory and punitive damages, attorney's fees and costs and ancillary relief.

     On September 18, 1998, defendant Farley, with the consent of the Company, removed the action from state court to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. That motion is currently being briefed.

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

B. REPORTS ON FORM 8-K

     In July 1998, the Company filed a current Report on Form 8-K dated July 24, 1998 reporting that the New England Health Care Employees Pension Fund had filed a purported class action against the Company and certain of its current and former officers and directors. SEE ITEM 1, LEGAL PROCEEDINGS.

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

                                                 FRUIT OF THE LOOM, INC.
                                                 -----------------------
                                                       (Registrant)


                                                    G. WILLIAM NEWTON
                                                 -----------------------
                                                    G. William Newton
                                              Senior Vice President Finance
                                            and Acting Chief Financial Officer
                                               (Principal Financial Officer
                                               and duly authorized to sign
                                                 on behalf of Registrant)

Date: November 10, 1998