Form 10-K405
period 1999-01-02
FRUIT OF THE LOOM INC /DE/
filed 1999-04-02
CIK 771298

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

                  FOR THE FISCAL YEAR ENDED JANUARY 2, 1999 OR

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

     As of February 28, 1999, there were outstanding 66,851,070 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 5,229,421 shares of the Registrant's Class B Common Stock, par value $.01 per share. The aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates at February 28, 1999 was approximately $848,173,000. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

                      DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from the proxy statement for the
           Annual Meeting of Shareholders to be held on May 18, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FRUIT OF THE LOOM, INC.
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item  1.    Business....................................................      1
Item  2.    Properties..................................................      9
Item  3.    Legal Proceedings...........................................      9
Item  4.    Submission of Matters to a Vote of Security Holders.........      9

PART II
Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     11
Item  6.    Selected Financial Data.....................................     12
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     14
Item
   7a.      Qualitative and Quantitative Disclosure about Market Risk...     25
Item  8.    Financial Statements and Supplementary Data.................     27
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure (None).............................     71

PART III
Item 10.    Directors and Executive Officers of the Registrant..........     71
Item 11.    Executive Compensation......................................     72
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     72
Item 13.    Certain Relationships and Related Transactions..............     72

PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     75

                                     PART I

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

     The Company is a leading international, vertically integrated basic apparel company, emphasizing branded products for consumers ranging from infants to senior citizens. The Company is one of the largest producers of men's and boys' underwear, activewear for the screenprint T-shirt and fleece market, women's and girls' underwear, casualwear, women's jeanswear and childrenswear, selling products principally under the FRUIT OF THE LOOM(R), BVD(R), SCREEN STARS(R), BEST(TM), MUNSINGWEAR(R), WILSON(R), GITANO(R) and CUMBERLAND BAY(TM) brand names. In addition to undecorated products, the Company offers underwear, sportswear and T-shirts decorated with licensed characters, including STAR WARS(TM), BATMAN(TM), SUPERMAN(TM), SPIDERMAN(TM), LOONEY TUNES(TM), SESAME STREET(TM), SCOOBY-DOO(TM), WOODY WOODPECKER(TM), CURIOUS GEORGE(TM) and TELETUBBIES(TM). Under the PRO PLAYER(R) and FANS GEAR(R) brands, the Company also designs, manufactures and markets licensed sports apparel bearing the names, tradenames and logos of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, professional sports teams and many colleges and universities, as well as the likenesses of certain popular professional athletes.

     The Company is a fully integrated manufacturer, performing most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. Management considers the Company's primary strengths to be its excellent brand recognition, low cost production resulting primarily from the offshore location of substantially all of its labor-intensive manufacturing operations, and strong relationships with major discount chains and mass merchandisers. Management believes that consumer awareness of the value, quality and competitive prices of the Company products will benefit the Company in any retail environment where consumers are value conscious.

OPERATING SEGMENTS

     The Company manufactures and markets basic family apparel with vertically integrated operations in the Americas (North America, Central America and the Caribbean) and in Europe. North America is the Company's principal market, accounting for more than 80% of consolidated Net sales in each of the last three years. For the North American market, capital intensive spinning, knitting and cutting operations are located in the United States. Labor intensive sewing and finishing operations are located in Central America and the Caribbean. For the European market, manufacturing operations are concentrated in Ireland, but labor intensive operations are being relocated to lower cost North African locations.

     In North America the Company is organized into three operating segments based on the products it offers. These segments are Retail Products, Activewear and Licensed Sportswear. Management allocates promotional efforts, working capital, and manufacturing and distribution capacity based on its assessment of segment operating results and market conditions. In Europe the Company is organized into a single geographic operating segment. Employing an entirely separate management team, the Company produces a different mix of garments in Ireland and North Africa for sale in Europe.

  RETAIL PRODUCTS

     Men's and Boys' Underwear. The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and "fashion" underwear. These products are primarily sold to major discount chains and mass merchandisers. A recent survey found that the FRUIT OF THE LOOM brand was the most recognized of 90 men's apparel brands, with 97% brand awareness. The Company sells all-cotton and cotton-blend underwear under its FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are generally designed to appeal to a more premium market and are priced higher than those sold under the FRUIT OF THE LOOM brand name. Under licensing arrangements, the Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR and KANGAROO(R) trademarks in the United States and certain overseas markets. The Company is one of the market leaders in men's and boys' underwear, with a 1998 domestic market share of approximately 32%, approximately five points behind the market share of its principal competitor.

     Women's and Girls' Underwear. The Company offers a variety of women's and girls' underwear under the FRUIT OF THE LOOM brand name, including cotton, nylon and lycra panties. These products are primarily sold to major discount chains and mass merchandisers. In addition, the Company has granted a license to Warnaco Inc. for the manufacture and sale of bras, slips, camisoles and other products under the FRUIT OF THE LOOM brand name in North America. The Company also licenses the use of the FRUIT OF THE LOOM brand name to a manufacturer of sheer hosiery. The Company is one of the branded market leaders in the fragmented women's and girls' underwear market, with a 1998 domestic market share of approximately 15% compared to a market share of 33% for the largest competing brand. No other competitor had more than a 4% market share in 1998.

     Casualwear. The Company markets undecorated T-shirts and fleece tops, shorts and bottoms to mass merchandisers as casualwear under the FRUIT OF THE LOOM, BVD and MUNSINGWEAR brands. Casualwear is produced in separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories. A national marketing program includes national advertising and local cooperative advertising, promotions and in-store merchandising. The casualwear market is fragmented and has no dominant brands.

     Women's Jeanswear. The Company designs, manufactures (including contract manufacturing) and markets women's jeanswear and jeans related sportswear under the GITANO and other trademarks. In addition to its core GITANO apparel products, the Company licenses the production and sale of a variety of accessories and other products bearing the GITANO trademark.

     Childrenswear. The Company offers a broad array of childrenswear including decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS(R), FUNGALS(TM) and UNDEROOS(R) brands.

     In November 1996, the Company sold substantially all the operating assets of its Hosiery Division to an unrelated party and simultaneously entered into a twenty-year licensing agreement for the purchaser to sell hosiery in a variety of styles and colors under the FRUIT OF THE LOOM name and pay the Company a royalty fee based on a percentage of FRUIT OF THE LOOM branded hosiery sales. Prior to the sale, the Company manufactured and sold socks for men, women, boys and girls under the FRUIT OF THE LOOM brand. See "SALE OF HOSIERY DIVISION" in Notes to Consolidated Financial Statements.

  ACTIVEWEAR

     The Company produces and sells undecorated T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ and BEST BY FRUIT OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screenprinters and specialty retailers. Management believes that the Company is the largest activewear manufacturer and supplier for screenprinters, with a domestic market share of the screenprint T-shirt market of approximately 28% for 1997, the most recent year for which data is available. The Company believes that its 1998 market share was substantially the same as its 1997 market share.

  LICENSED SPORTSWEAR

     The Company designs, manufactures and markets sports apparel under licenses granted by major professional sports leagues, professional players and many colleges and universities in the United States. The Company also has licenses with Walt Disney Company for its ESPN and X-Games properties. The Company sells a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and outerwear primarily under the PRO PLAYER and FANS GEAR brands and the WILSON trademark. The Company manufactures and markets a wide variety of decorated sportswear to retail stores and mass merchants. Under its PRO PLAYER brand, the Company designs and markets heavyweight jackets, lightweight jackets, headwear and other outerwear and T-shirts and Fleecewear bearing the logos or insignia of professional sports and college teams and leagues.

  EUROPE

     European apparel product offerings generally consist of T-shirts, fleecewear and polo shirts sold to wholesale distributors for resale to the imprint market (63%) and sold to the retail market (37%). The products are sold primarily in Western European countries.

BUSINESS STRATEGY

     Low Cost Manufacturing. The Company's strategy is to use its automated textile manufacturing facilities in the United States for yarn spinning, knitting, bleaching and dying, together with low cost offshore operations for labor-intensive sewing and finishing activities. This combination allows the Company to optimize its cost structure and offer continued value to its customers. As part of this strategy, over the last three years the Company transferred substantially all of its sewing operations to locations in Mexico, the Caribbean and Central America. In 1998, over 95% of the Company's garments were sewn offshore, as compared to approximately 12% at the beginning of 1995. Based on the Company's selling price points and operating margins on its various products, management believes that the Company is one of the lowest cost producers in the markets it serves.

     Utilizing Contract Manufacturers. Approximately half of the garments sewn offshore in 1998 were assembled by contract manufacturers, with the remaining half, consisting primarily of large volume styles, assembled at Company-owned and operated facilities. While management believes it has the greatest cost reduction potential at its Company-owned facilities, the Company uses contract manufacturers for the following reasons: (i) to balance internal capacity requirements, (ii) to manufacture low volume specialty garments, (iii) to accommodate seasonal or one-time programs, and (iv) to bridge capacity in the move from domestic plant to offshore plant sewing. The Company has increased its own sewing capacity in Mexico and Central America, and expects to continue to reduce its reliance on contract manufacturing, resulting in further cost reductions.

     Developing Product Line Extensions and New Products. The Company continues to expand its existing product lines with variations designed to enhance product demand and increase revenues. Specifically, the Company has responded to the popularity of boxers in the men's and boys' underwear product category by expanding its offerings of boxers and boxer briefs in various patterns and silhouettes. In the women's and girls' underwear category, the Company is introducing new products through its FTL Sport and Close Comfort programs, which feature styles for improved fit and more comfortable feeling fashions. In the childrenswear category, the Company is introducing an updated line of its UNDEROOS brand costume underwear sets in a variety of popular character prints, including new licensing properties such as STAR WARS, SUPERMAN, SPIDERMAN, and TELETUBBIES. In addition, the Company is introducing new product variations in its activewear and licensed sportswear categories, including the Company's authentic program with the National Hockey League for team jerseys and uniforms.

     Expanding Marketing Programs. The Company's marketing programs emphasize the quality and consistency of the brands it owns and those it licenses from others. Management is increasing its emphasis on marketing programs, with an enhanced commitment to advertising and promotional programs. In 1996, the Company signed a ten-year agreement to rename Joe Robbie Stadium (home of the Miami Dolphins and Florida Marlins, as well as the 1999 Super Bowl) as Pro Player Stadium. In addition, the Company has launched a new advertising campaign focusing on Fruit of the Loom, BVD and Pro Player products.

     Enhancing Information Systems. The Company has committed additional resources to enhance its information systems ("IS"). This effort has included the development of a new order entry system enabling activewear retailers to order from wholesalers through the Internet and implementation of Electronic Data Interchange with its major retail customers. In addition, the Company has implemented its Vendor Managed Inventory ("VMI") program, enabling the Company to partner with its customers and allowing these customers to maintain optimal inventory levels. The VMI program and other IS enhancements enable the Company to improve utilization of its own inventories by matching production more closely with customer point of sale information. The Company plans to continue its efforts in the IS area in 1999 and future years to improve its efficiency and customer service.

MARKETING AND DISTRIBUTION

     The Company sells its products to over 10,000 accounts, including all major discount chains and mass merchandisers, wholesale clubs and screenprinters. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. In 1998, approximately 83% of the Company's product sold through domestic retail channels was sold to major discount chains and mass merchandisers, approximately 10% was sold to specialty stores, and approximately 7% was sold to department stores. Management believes that if the Company were to lose any one customer, a large percentage of these sales would shift to other outlets due to the high degree of brand awareness and consumer loyalty to the Company's products. Sales to the Company's largest and second largest customers represented approximately 17% and 12%, respectively, of the Company's net sales in 1998. The Company's products are principally sold by a nationally organized direct sales force of full-time employees, while certain of the Company's products are sold though independent sales representatives. The Company's products are shipped from five primary distribution centers.

     Management believes that among the Company's primary strengths are its long-standing excellent relationships with major discount chains and mass merchandisers. These retailers accounted for approximately 64% of the men's and boys' underwear and approximately 61% of the women's and girls' underwear sold in the United States in 1998, up from approximately 59% and 55%, respectively, in 1993. In these channels, the Company supplied approximately 46% of the men's and boys' underwear compared to 42% for its principal competitor and approximately 24% of the women's and girls' underwear compared to 46% for its principal competitor in the United States in 1998. During the last several years, many of the Company's principal customers have revamped their inventory and distribution systems, requiring their suppliers to offer more flexible product deliveries. In response to these demands and to enable the Company to better monitor and control its own inventory levels, the Company has made substantial investments in IS and in upgrading its warehousing and distribution capabilities.

     The Company extensively markets its activewear and, to a lesser extent, other products outside the United States, principally in Europe, Canada, Japan and Mexico. In order to serve these markets, the Company has manufacturing plants in Canada, the Republic of Ireland and Northern Ireland (United Kingdom), as well as manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale.

LICENSING AND TRADEMARKS

     The Company owns the FRUIT OF THE LOOM, BVD, SCREEN STARS, BEST, LOFTEEZ(R), CUMBERLAND BAY and certain other trademarks, which are registered or protected by common law in the United States and in many foreign countries. The Company owns the UNDEROOS, FUNPALS and FUNGALS trademarks which are registered or protected by common law and used on certain childrenswear. These trademarks are used on men's, women's and children's underwear and activewear marketed by the Company. The Company owns the GITANO trademark which is registered in the United States and in many foreign countries for use principally in connection with women's jeanswear, sportswear and certain other apparel and accessory items.

     WILSON(R) is a trademark of Wilson Sporting Goods, used under license; MUNSINGWEAR(R) and KANGAROO DESIGN(R) are registered trademarks of Supreme International Corporation, used under license. BATMAN(TM) and SUPERMAN(TM) are trademarks of D.C. Comics, care of Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P., used under license. STAR WARS(TM) is a trademark of Lucasfilm Ltd., used under license. TELETUBBIES(TM) is a trademark of The itsy bitsy Entertainment Company, used under license. SPIDERMAN(TM) is a trademark of Marvel Characters, Inc., used under license. SCOOBY-DOO(TM) and all related characters and elements are trademarks of Hanna Barbera Productions, Inc., used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P. SESAME STREET(TM) is a trademark of Children's Television Workshop, used under license. LOONEY TUNES(TM) is a trademark of Warner Bros., used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company. WOODY WOODPECKER(TM) is a trademark of Walter Lantz Productions, Inc., used under license from MCA/Universal Merchandising, Inc. CURIOUS GEORGE(TM) is a trademark of Houghton Mifflin Company, used under license from Universal Studios Licensing, Inc.

     In addition, the Company owns the PRO PLAYER and FANS GEAR trademarks for its licensed sportswear business. The Company licenses properties, including team insignia, images of professional athletes and college logos from the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, professional players' associations and certain individual players and many colleges and universities in the United States. These owned and licensed trademarks are used on sports apparel, principally T-shirts, shorts, sweatshirts, jerseys and lightweight and heavyweight jackets marketed by the Company.

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

     Sales from international operations during 1998 were $363,000,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for approximately 17% of the Company's net sales in 1998. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. See "OPERATING SEGMENTS" in the Notes to Consolidated Financial Statements.

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

     In 1998, over 95% of the garments produced by the Company for the domestic market were sewn in Central America, Mexico, or the Caribbean basin. Of this total, about half were assembled at contractors and half at Company-owned/operated facilities. Contract manufacturers have been used by the Company for the following reasons: 1) to balance internal capacity requirements,
2) for low volume specialty garments, 3) for seasonal or one-time programs, and
4) as a capacity bridge in the move from domestic plant to offshore plant sewing. The Company chooses to sew large volume styles in its own facilities where it believes it has the greatest cost reduction potential. The Company is in the process of increasing its own sewing capacity in Central America and Mexico, which will reduce its reliance on contract manufacturing, and it is expected to result in further cost reduction.

     Gitano jeans are principally produced in the Company's own facilities. Denim cloth is woven by contractors from yarn produced in the Company's U.S. factories, where the product is cut and kitted; garments are then sewn in either Mexico or Jamaica, with final wash, press, and pack operations in the U.S.

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

IMPORTS

     Domestic apparel manufacturers continue to move sewing operations offshore to reduce costs and compete with enhanced import competition resulting from the Uruguay Round of the General Agreement on Tariffs and Trade. To maintain the Company's position as a low cost manufacturer, the Company has increased the percentage of garments sewn in the Caribbean and Central America and returned to the United States under Section 9802 of the regulations of the Department of the Treasury, United States Customs Service. The domestic knitting, bleaching and dyeing operations continue to provide Fruit of the Loom with a competitive advantage. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with sewing predominantly offshore so that the Company can continue to offer value to its customers.

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

     Direct imports accounted for approximately 19% of the United States men's and boys' underwear market (93% if Section 9802 imports are included) in 1998 and about 45% (nearly 100% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear, imports accounted for approximately 48% of this market in 1997, the latest period for which data is available.

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

EMPLOYEES

     The Company employs approximately 31,000 persons. Approximately 3,500 employees, principally international, are covered by collective bargaining agreements. Management believes that its employee relations are good.

MISCELLANEOUS

     MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester which are subject to the price volatility of the commodity markets. The Company contracts in advance to meet its cotton needs and manages the risk of cotton price volatility through a combination of fixed and nonfixed price purchase commitments, cotton futures contracts and call options. As of January 2, 1999 the Company had entered into contracts that cover a portion of its estimated cotton usage for 1999.

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

REORGANIZATION

GENERAL

     On March 4, 1999, the Company effected a corporate reorganization pursuant to which Fruit of the Loom, Ltd. ("FTL Ltd."), a Cayman Islands company and formerly a subsidiary of the Company, became the parent holding company of the Company. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS". FTL Ltd., initially through the Company, continues to conduct the businesses in which the Company was engaged immediately prior to the Reorganization (as defined in ITEM 5.). During the remainder of 1999 and 2000, substantially all of the businesses and subsidiaries of the Company located outside of the United States will be transferred to FTL Ltd. (or direct or indirect foreign subsidiaries of FTL Ltd.), other than certain interests of the Company in Canada and Mexico and the beneficial ownership of certain trademarks. The shareholders of FTL Ltd. have the same relative voting rights as the stockholders of the Company had prior to the Reorganization.

ITEM 2. PROPERTIES

     The Company's properties and facilities aggregate approximately 14,239,000 square feet, of which approximately 5,331,000 square feet of facilities are under leases expiring through 2017. Management believes that the Company's remaining facilities and equipment are in good condition and that the Company's remaining properties, facilities and equipment are adequate for its current operations. Capital spending, primarily to establish and support offshore assembly operations, is expected to approximate $30,000,000 in 1999. Management believes that the actions referred to in the previous paragraph, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and remain a low cost producer in the next several years.

     Set forth below is a summary of the principal facilities owned or leased by the Company.

     The Company's facilities are located principally in the United States, Western Europe (principally United Kingdom and Republic of Ireland) and Central America (including Mexico and Caribbean Basin).

                                                                                SQUARE FEET
                                                               NO. OF      ----------------------
                                                              LOCATIONS      OWNED       LEASED
                                                              ---------    ---------    ---------
UNITED STATES
  Manufacturing.............................................     20        4,431,000    1,304,000
  Warehouse and distribution................................     17        3,045,000    1,598,000
  Sales and administration..................................     13          159,000      221,000
WESTERN EUROPE
  Manufacturing.............................................     13          773,000      481,000
  Warehouse and distribution................................      6          276,000      359,000
  Sales and administration..................................     21           63,000      136,000
CENTRAL AMERICA
  Manufacturing.............................................     15          153,000    1,176,000
  Warehouse and distribution................................      1               --       51,000
  Sales and administration..................................      3            8,000        5,000
TOTAL
  Manufacturing.............................................     48        5,357,000    2,961,000
  Warehouse and distribution................................     24        3,321,000    2,008,000
  Sales and administration..................................     37          230,000      362,000

See "LEASE COMMITMENTS" in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The response to this item is incorporated by reference to the accompanying Consolidated Financial Statements. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held on November 12, 1998 to consider the reorganization of the Company. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." The proposed reorganization of the Company as described in the Company's Proxy Statement dated September 16, 1998 was submitted to stockholders, voted upon and approved by the stockholders at the meeting. The table below briefly describes the proposal and results of the stockholder vote. A total of 81,467,736 votes or 85.9% of the possible votes based on common shares outstanding at the record date, were represented at the meeting.

                                                   VOTES       VOTES              AUTHORITY    BROKER
                                                  IN FAVOR    OPPOSED   ABSTAIN   WITHHELD    NONVOTES
                                                 ----------   -------   -------   ---------   --------
Proposal to reorganize the Company.............  80,571,024   774,715   121,997         --         --

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- (CONTINUED)
     The annual meeting of stockholders was held on December 18, 1998. Seven nominees for election as directors as described in the Company's Proxy Statement dated November 25, 1998 were submitted to stockholders, voted upon and approved by the stockholders at the meeting. The table below briefly describes the proposals and results of the stockholder votes. A total of 85,367,179 votes, or 90.0% of the possible vote based on common shares outstanding at the record date, were represented at the meeting.

                                                   VOTES       VOTES              AUTHORITY    BROKER
                                                  IN FAVOR    OPPOSED   ABSTAIN   WITHHELD    NONVOTES
                                                 ----------   -------   -------   ---------   --------
Proposal to elect the following seven directors:
Elected by holders of Class A Common Stock:
  Omar Z. Al Askari............................  56,359,111        --        --    586,688         --
  Mark H. McCormack............................  56,312,947        --        --    632,852         --
Elected by holders of Class A and Class B
Common Stock:
  William Farley...............................  84,766,415        --        --    600,764         --
  Dennis S. Bookshester........................  84,772,114        --        --    595,065         --
  Henry A. Johnson.............................  84,858,951        --        --    508,228         --
  A. Lorne Weil................................  84,779,693        --        --    587,486         --
  Sir Brian Wolfson............................  84,773,034        --        --    594,145         --

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

     William Farley, an executive officer and director of the Company, holds 100% of the common stock of Farley Inc. Prior to the Reorganization as defined below, William Farley and Farley Inc. together owned all 5,229,421 outstanding shares of the Company's Class B Common Stock entitled to five votes per share. See "STOCKHOLDERS' EQUITY" in the Notes to Consolidated Financial Statements. Prior to the Reorganization, Farley Inc. also owned 454,855 shares of the Company's Class A Common Stock. As of February 28, 1999, there were 1,496 registered holders of record of the Class A Common Stock of the Company.

     On March 4, 1999, the Company became a subsidiary of FTL Ltd., pursuant to a reorganization (the "Reorganization") approved by the stockholders of the Company on November 12, 1998. See "ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS." In connection with the Reorganization, all outstanding shares of Class A Common Stock of the Company were automatically converted into Class A ordinary shares of FTL, Ltd. ("FTL Ltd. Class A Shares"), and all outstanding shares of Class B Common Stock of the Company were automatically converted into shares of exchangeable participating preferred stock of the Company ("Company Preferred Stock"). The holders of the Company Preferred Stock also received, in the aggregate, four Class B redeemable ordinary shares of FTL, Ltd. ("FTL Ltd. Class B Shares"). Except as provided by law or FTL Ltd.'s Amended and Restated Memorandum of Association, the FTL Ltd. Class B Shares, in the aggregate, have voting rights equal to five times the number of shares of Company Preferred Stock held by William Farley and his affiliates then outstanding. As of March 22, 1999, the record date for the FTL Ltd. Annual Ordinary General Meeting, there were 5,229,421 shares of Company Preferred Stock outstanding and 66,851,070 FTL Ltd. Class A Shares outstanding. Each FTL Ltd. Class B Share had voting rights as of March 22, 1999 equivalent to 6,536,776.3 votes per share. All of the outstanding FTL Ltd. Class A Shares and FTL Ltd. Class B Shares are entitled to vote at the meeting.

     Holders of the Company's Class A Common Stock are not required to exchange their current stock certificates. The FTL Ltd. Class A Shares trade on The New York Stock Exchange.

COMMON STOCK PRICES AND DIVIDENDS PAID

     The Company's Class A Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low market prices of the Class A Common Stock for 1998 and 1997:

                                                                 MARKET PRICES
                                                    ----------------------------------------
                                                           1998                  1997
                                                    ------------------    ------------------
                                                     HIGH        LOW       HIGH        LOW
                                                    -------    -------    -------    -------
1st Quarter.....................................    $33  5/8   $22 15/16  $44  7/8   $36  1/8
2nd Quarter.....................................     38 3/16    30         41  3/8    30
3rd Quarter.....................................     33 15/16   13  1/2    31 7/16    25 3/16
4th Quarter.....................................     18         11  7/8    29  5/8    23 3/16

     No dividends were declared on the Company's common stock issues during 1998 or 1997. The Company does not currently anticipate paying any common stock dividends in 1999. For restrictions on the present or future ability to pay dividends, see "LONG TERM DEBT" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED
                                            ----------------------------------------------------------------------
                                            JANUARY 2,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1999          1997           1996           1995           1994
                                            ----------   ------------   ------------   ------------   ------------
OPERATIONS STATEMENT DATA(1)(2):
Net sales.................................   $2,170.3      $2,139.9       $2,447.4       $2,403.1       $2,297.8
Gross earnings............................      605.5(3)      495.5(7)       722.9          516.6(12)      683.2
Operating earnings (loss).................      234.9(4)     (287.7)(8)      318.2         (108.9)(13)      271.7(15)
Interest expense..........................       97.3          84.7          103.6          116.9           95.4
Earnings (loss) from continuing operations
  before income tax expense (benefit),
  extraordinary items and cumulative
  effect of change in accounting
  principles..............................      143.0(5)     (451.7)(9)      178.2(10)     (247.5)(14)      170.2
Earnings (loss) from continuing operations
  before extraordinary items and
  cumulative effect of change in
  accounting principles...................      135.9        (385.4)         146.6(11)     (227.8)          84.2
Earnings (loss) per common share from
  continuing operations before
  extraordinary items and cumulative
  effect of change in accounting
  principles(6):
    Basic.................................       1.89         (5.18)          1.92          (3.00)          1.11
    Diluted...............................       1.88         (5.18)          1.90          (3.00)          1.11
Average common shares outstanding:
    Basic.................................       72.0          74.4           76.4           75.9           75.8
    Diluted...............................       72.3          74.4           77.1           75.9           76.1
BALANCE SHEET DATA(1)(2):
Total assets..............................   $2,289.8      $2,483.1       $2,593.4       $2,973.1       $3,217.9
Long-term debt, excluding current
  maturities..............................      856.6       1,192.8          867.4        1,427.2        1,440.2
Other noncurrent liabilities..............      267.4         343.0          271.2          292.9          222.3
Common stockholders' equity...............      548.9         422.1        1,093.8          929.2        1,159.9

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

(2) During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The change increased (decreased) previously reported results as follows:

                                                                      1996      1995     1994
                                                                      ----      ----     ----
     Gross earnings..............................................    $ (7.1)   $ (0.8)   $36.7
     Earnings (loss) from continuing operations before
       extraordinary items and cumulative effect of change in
       accounting principles.....................................      (4.6)     (0.5)    23.9
     Earnings (loss) per common share from continuing operations before extraordinary items and cumulative effect of change in accounting principles:
          Basic..................................................     (0.06)    (0.01)    0.31
          Diluted................................................     (0.06)    (0.01)    0.32

     The accounting change increased the net loss for 1997 by $27.8 or $.37 per share.

(3) Amounts received for the sale of inventory written down as part of the 1997 special charges exceeded amounts estimated, resulting in a reduction of $6.9 in cost of sales.

(4) Reflects the reversal of a 1997 pretax charge of $22.0 related to a compensation agreement at Pro Player and an $8.4 reduction in selling, general and administrative expense resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(5) Reflects a $1.5 increase in other income - net resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

 (6) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards ("FAS") 128, "Earnings Per Share". For further discussion of earnings per share and the impact of FAS 128, see "Earnings Per Share" in the Notes to Consolidated Financial Statements.

 (7) Includes pretax charges of $49.8 related to inventory valuation write downs.

 (8) Includes pretax charges of $409.3 related to costs associated with the closing or disposal of a number of domestic manufacturing and distribution facilities and attendant personnel reductions, impairment write downs of a number of domestic and foreign manufacturing and distribution facilities, inventory valuation write downs, and a pretax charge of $22.0 relating to a compensation agreement at Pro Player.

 (9) Includes pretax charges of $32.4 principally from retained liabilities related to former subsidiaries and $32.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot Company, Inc. ("Acme Boot"), an affiliate.

 (10) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot.

 (11) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

 (12) Includes pretax charges of $146.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

 (13) Includes pretax charges of approximately $158.5 related principally to the write-off of Salem Sportswear Corporation and Gitano goodwill and $193.7 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

 (14) Includes pretax charges of approximately $20.7 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements.

 (15) Includes pretax charges of approximately $40.0 to write inventories down to net realizable value and a pretax charge of $18.0 related to the write-off of Artex Manufacturing Co. Inc. intangibles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

  1998 COMPARED TO 1997

     Net sales increased $30,400,000 or 1.4% in 1998. Retail Product sales were essentially unchanged in total. Growth in men's and boys' underwear, intimate apparel and casualwear fleece was offset by reductions in other lines, particularly Gitano. The men's and boys' improvement reflected a price increase in men's Fruit of the Loom basics and a favorable sales mix. Improved intimate apparel sales reflected higher volume, while casualwear fleece mix improved. Activewear sales improved on higher T-shirt sales volume. T-shirt prices declined from 1997 levels, and fleece volume was affected by the warm fall weather. Sports & licensing outerwear sales were severely impacted by the warm fall weather and the NBA strike. European sales reflected improved volume.

                                                                 1998          1997
                                                              ----------    ----------
                                                              (IN MILLIONS OF DOLLARS)
NET SALES
  Retail products.........................................     $1,095.4      $1,101.9
  Activewear..............................................        589.0         575.4
  Sports & licensing......................................        185.5         208.7
  Europe..................................................        268.7         253.9
  Other...................................................         31.7            --
                                                               --------      --------
                                                               $2,170.3      $2,139.9
                                                               ========      ========
OPERATING EARNINGS (LOSS)
  Retail products.........................................     $  102.8      $   61.0
  Activewear..............................................         68.1          66.8
  Sports & licensing......................................          7.8           5.9
  Europe..................................................         29.7          35.4
  Other...................................................         15.8          14.5
  Goodwill amortization...................................        (26.6)        (26.8)
  Nonrecurring items......................................         37.3        (444.5)
                                                               --------      --------
                                                               $  234.9      $ (287.7)
                                                               ========      ========

     Gross earnings increased $110,000,000 or 22.2% in 1998, and gross margin improved 4.7 percentage points. In 1997, gross earnings included special charges totalling $49,800,000 and a charge of $42,700,000 resulting from the change in the method used by the Company to account for the cost of inventories. The improvement from 1997 also reflected earnings growth of nearly 14.7% and gross margin improvement of 4.0 percentage points in retail products propelled by favorable prices and mix in men's and boys' combined with significantly lower assembly costs for all product lines except Gitano. The favorable comparison in assembly costs was diminished, however, by downtime taken in the fourth quarter to reduce inventories. In activewear, unfavorable pricing actions, higher closeout sales, unfavorable fleece volume and the effect of manufacturing downtime combined to exceed the impact of sharply higher T-shirt volume and assembly cost savings. Sports & licensing gross earnings and margin declined with lower volume. Gross earnings and margin in Europe reflected increased pricing allowances and additional costs in 1998, partially offset by the higher sales volume. Gross earnings in 1998 included $6,900,000 resulting from the sale of inventories for amounts in excess of estimates incorporated in the 1997 special charges.

     Operating earnings totalled $234,900,000 in 1998 compared with an operating loss of $287,700,000 in 1997. The loss in 1997 included special charges of $409,300,000 and the charge of $42,700,000 resulting from the change in the method used by the Company to account for the cost of inventories. In addition, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1998 COMPARED TO 1997-- (CONTINUED)
Further, 1998 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1997 (most significantly the reversal of the $22,000,000 Pro Player incentive compensation accrual in the fourth quarter of 1998) which in total reduced selling, general and administrative expenses by $30,400,000. See 1997 RESTRUCTURING AND SPECIAL CHARGES below. Also see "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. Consolidated selling, general and administrative expense in 1998 also reflected the benefit of staff reductions at the Company's operating headquarters and other cost containment measures. Consolidated selling, general and administrative expense as a percent of sales improved to 15.9% in 1998 from a special charge distorted 35.1% in 1997.

     Interest expense increased $12,600,000 or 14.9% in 1998 compared with 1997. The increase reflected a higher average debt level. Major factors in the comparison were a higher average investment in working capital in 1998 (the favorable cash flow from operations in 1998 occurred principally in the fourth quarter) and the greater average effect in 1998 of the LMP payments that occurred in August ($28,600,000) and November ($73,600,000) of 1997. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and LIQUIDITY AND CAPITAL RESOURCES below.

     Net Other income totalled $5,400,000 in 1998, compared with net Other expense of $79,300,000 in 1997. Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim stemming from Hurricane Mitch, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,900,000. Net other expense in 1997 consisted principally of special charges totalling $32,400,000, a $32,000,000 provision for loss based on the Company's analysis of its exposure under the Acme Boot debt guarantees and accounts receivable securitization costs of $11,800,000. The Acme Boot debt guarantees are discussed under "CONTINGENT LIABILITIES," and the Company's receivable securitization program is discussed under "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     The effective income tax rate for 1998 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes. The effective income tax benefit rate on the loss from continuing operations in 1997 differed from the Federal statutory rate of 35% primarily due to a deferred tax asset valuation provision, a provision for interest related to prior years' taxes, the $32,000,000 charge related to the Acme Boot guarantee for which no tax benefit was recorded and goodwill amortization, portions of which are not deductible for Federal income tax purposes, partially offset by the impact of foreign earnings, certain of which are taxed at lower rates than in the United States.

  1997 RESTRUCTURING AND SPECIAL CHARGES

     In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. These and other

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED) special charges totalled $441,700,000 ($372,200,000 after tax) categorized as follows (in thousands of dollars):

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

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and required the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. The resulting redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. In addition, the Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of certain other U.S. based manufacturing assets. Statement of Financial Accounting Standards ("FAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. Charges related to closing and disposal of U.S. manufacturing and distribution facilities consisted of the following (of which $175,500,000 were non-cash charges) (in thousands of dollars):

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
(such as movement of certain operations to low cost countries) were emerging. This review indicated that certain of the Company's European manufacturing and distribution assets to be held and continued to be used might be impaired. Estimates of undiscounted cash flows indicated that the carrying amounts of these assets were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, less estimated selling costs, resulting in charges of approximately $44,100,000 in the fourth quarter of 1997 (of which $42,800,000 are non-cash charges).

     The Company recorded charges for other asset write downs and reserves totalling $103,600,000 (of which $64,400,000 are non-cash charges) comprised of the following (in millions of dollars).

                                                                                OTHER
                                                     TOTAL       ASSET       RESERVES AND
                                                    CHARGES    WRITE DOWN      ACCRUALS
                                                    -------    ----------    ------------
Inventory obsolescence..........................    $ 10.1       $10.1          $  --
Inventory shrinkage.............................      19.5        19.5             --
Inventory mark down.............................      20.2        20.2             --
Software costs..................................       7.1          --            7.1
Severance.......................................       6.1          --            6.1
Professional fees...............................       6.6          --            6.6
Various contract commitments....................      12.1          --           12.1
Other charges...................................      21.9         8.3           13.6
                                                    ------       -----          -----
                                                    $103.6       $58.1          $45.5
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

     The provision for inventory shrinkage reflected the greatly extended pipeline for the Company's in-transit inventories, new freight channels and the difficulty of accounting for inventories at contractor facilities, as well as start-up operations at Company-owned facilities, in foreign locations. The estimated inventory shrinkage provision was based on analyses of in-transit inventory reconciliations, and in the fourth quarter of 1997, the Company identified book to physical adjustments related to inventories at foreign contractor locations. The Company is in the process of upgrading its inventory control system including computer software, analytical procedures, documentation and physical controls. These improvements began in mid 1997 and efforts were intensified with the acceleration of the offshore movement of the Company's sewing and finishing operations which was substantially completed in 1998. Inventory shrinkage experienced in 1997 was $26,000,000, compared with $18,900,000 in 1996 and $17,600,000 in 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
     Legal, accounting and consulting fees were incurred in connection with the proposed recapitalization of the Company announced February 11, 1998. The Company also incurred costs associated with a proposed new venture that was cancelled in the fourth quarter of 1997 and other matters.

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

     Other charges totalling $21,900,000 consist of an impairment write down of goodwill along with accruals related to various asset valuation, state and local tax, financing and other issues related to the Company's world-wide restructuring efforts.

     In the fourth quarter of 1997, the Company recorded a $22,000,000 charge for incentive compensation anticipated to be earned at its Pro Player subsidiary (none of which was paid in 1997). The Company recorded charges totalling $20,600,000 related to changes in estimates of environmental and other retained liabilities of former subsidiaries (of which $8,000,000 are non-cash charges).

     The above charges were recorded as $49,800,000 of increases to cost of sales, $354,900,000 of increases to selling, general and administrative expenses, $4,600,000 of impairment write down of goodwill and $32,400,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the Special Charges, cash charges totalled approximately $151,000,000 to be paid in 1998 and future years, $10,900,000 of which relate to restructuring charges as defined by EITF No. 94-3. The Company paid $28,200,000 of these cash charges and finalized its estimate of these special charges in 1998. Approximately $25,400,000 is estimated to be paid in 1999 and a total of approximately $61,200,000 is estimated to be paid in future years. The Company estimates that cost savings from restructuring activities were approximately $90,000,000 in 1998, of which $65,000,000 were cash savings. Anticipated cost savings from restructuring activities are estimated by management to approximate $80,000,000 in 1999 and annually thereafter, of which $65,000,000 are anticipated cash savings. However, there can be no assurance that such cost savings will be realized. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES" in the Notes to Consolidated Financial Statements.

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in increases to earnings before income tax expense of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998. In the fourth quarter of 1998, the Company reversed the $22,000,000 charge as it determined it was no longer probable it would have to pay the incentive compensation at its Pro Player subsidiary. Also in the fourth quarter of 1998, the Company finalized certain other estimates recorded in connection with the special charges recorded in 1997 which increased earnings before income tax expense by $11,700,000. The increases to earnings were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

Cost of sales...............................................    $ 6,900
Selling, general and administrative expenses................     30,400
Other expenses..............................................      1,500
                                                                -------
     Total..................................................    $38,800
                                                                =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
     The Company continued to operate certain assets held for sale during 1998 so that they may be sold as "ongoing operations". Accordingly, the Company did not depreciate these facilities during 1998, resulting in lower depreciation expense of approximately $10,000,000 than if the Company had recorded depreciation.

     The 1997 restructuring activities generally are progressing as expected and management currently anticipates completion of these activities by the end of 1999. There can be no assurance, however, that all activities will be completed by the end of 1999.

  1997 COMPARED TO 1996

     Net sales declined 12.6% in 1997, compared to 1996 due mainly to significantly lower activewear sales in 1997 and inclusion of hosiery sales ($97,600,000) in 1996. Activewear volume and pricing were substantially unfavorable to last year with excessive T-shirt inventories at wholesale activewear accounts and widespread promotional activity in the highly competitive wholesale activewear market in the first half of 1997. Retail Product sales were approximately equal to last year before considering hosiery sales. In the retail division, sales of Gitano products were significantly in excess of 1996 and substantially offset shortfalls to 1996 in men's and boys' underwear, casualwear fleece and women's and girls' underwear. The increase in Gitano sales resulted from increased distribution of its customer base and additional product offerings. Shortfalls in activewear and casualwear fleece shipments were hampered by product shortages. Sales declines in men's and boys' underwear and women's and girls' underwear resulted from widespread promotional activity. Sports & licensing sales were off modestly on lower outerwear sales, and European results were impacted by unfavorable currency translation rates.

                                                                1997        1996
                                                              --------    --------
                                                                (IN MILLIONS OF
                                                                    DOLLARS)
NET SALES
  Retail products.........................................    $1,101.9    $1,212.0
  Activewear..............................................       575.4       760.0
  Sports & licensing......................................       208.7       211.3
  Europe..................................................       253.9       264.1
  Other...................................................          --          --
                                                              --------    --------
                                                              $2,139.9    $2,447.4
                                                              ========    ========
OPERATING EARNINGS (LOSS)
  Retail products.........................................        61.0       151.3
  Activewear..............................................        66.8       125.2
  Sports & licensing......................................         5.9        16.2
  Europe..................................................        35.4        32.3
  Other...................................................        14.5        10.1
  Goodwill amortization...................................       (26.8)      (26.7)
  Nonrecurring items......................................      (444.5)        9.8
                                                              --------    --------
                                                              $ (287.7)   $  318.2
                                                              ========    ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 COMPARED TO 1996 -- (CONTINUED)
     The Company had an operating loss of $287,700,000 in 1997 compared with operating earnings of $318,200,000 in 1996. Operating margin dropped 26.4 percentage points to a negative 13.4% of sales. The unfavorable comparison to 1996 reflected lower gross earnings combined with higher selling, general and administrative expenses, largely from special charges in the fourth quarter of 1997. The selling, general and administrative expense increase combined with lower sales resulted in an increase in the ratio of selling, general and administrative expense to sales from 15.4% in 1996 to 35.1% in 1997. Before special charges selling, general and administrative expense increased 5% in 1997 due mainly to higher advertising and promotion, market research and royalty expense, offset partially by lower compensation and benefits related expenses. In addition, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997.

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

     As a result of the migration of certain of its operations to offshore locations and the planned reorganization of the Company, future operations may not generate sufficient U.S. sourced income to utilize

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
OPERATIONS -- (CONTINUED)
  1997 COMPARED TO 1996 -- (CONTINUED)
all of the net deferred tax benefits generated by operations through December 31, 1997. Consequently, the Company recorded a deferred tax asset valuation provision of $64,100,000 in the fourth quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding of its operations approximately $615,000,000 of revolving lines of credit. As of March 31, 1999, approximately $357,400,000 was available and unused under these facilities.

     Cash provided by operating activities totalling $131,900,000 in 1998 benefited principally from higher earnings while cash used for operating activities totalling $119,400,000 in 1997 reflected $102,200,000 paid to settle the LMP litigation.

     For 1998 primary factors in reconciling from net earnings of $135,900,000 to cash provided by operating activities totalling $131,900,000 were depreciation and amortization of $111,300,000 and the inventory reduction of $98,000,000 (excluding the effects of asset sales) which together essentially offset the reduction of $114,400,000 in trade accounts payable and net other deductions totalling $98,900,000. The decrease in trade accounts payable included a reduction of $27,300,000 in excess amounts advanced by the ultimate purchaser of the Company's receivables. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     For 1997 primary factors in reconciling from the $385,400,000 loss from continuing operations to $17,200,000 of cash used for operating activities before LMP payments were addbacks for non-cash special charges related to long-term items of $261,300,000, the non-cash Acme Boot charge of $32,000,000, depreciation and amortization of $154,200,000, impairment write down of goodwill of $4,600,000 and a decrease in working capital of $94,500,000, along with deductions for a non-cash deferred income tax benefit of $64,600,000 and other deductions of $113,800,000. In 1997, a decrease in notes and accounts receivable of $69,200,000, increases in trade accounts payable of $122,200,000 and other decreases in working capital of $86,100,000 more than offset the increase in inventories of $183,000,000. The decrease in notes and accounts receivable principally reflects the adoption of FAS 125 effective January 1, 1997. The increase in trade accounts payable includes excess amounts advanced to the Company of $83,100,000 by the ultimate purchaser of the receivables. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements. The increase in inventories reflects additional lead time required related to the offshore movement of production.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)
     Net cash used for investing activities was $49,400,000 in 1998 compared with $64,800,000 in 1997. The favorable year-to-year comparison largely resulted from lower capital expenditures in 1998 ($41,900,000 as compared to $55,400,000 in 1997) and proceeds from asset sales ($86,400,000) which exceeded payments on the Acme Boot debt guarantees ($65,900,000). Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $30,000,000 in 1999.

     Net cash used for financing activities aggregated $97,200,000 in 1998 as the favorable cash flow from operating activities resulted in a $101,000,000 reduction in long term debt. Proceeds from Common Stock issued totalled $6,800,000 while purchases of the Company's Class A Common Stock totalled $3,000,000.

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

     In November 1996, the Company's Board of Directors authorized the repurchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. In 1996, the Company repurchased 440,400 shares of its Class A Common Stock at an aggregate cost of $16,600,000. In 1997, the Company repurchased 5,329,000 shares of its Class A Common Stock at an aggregate cost of $173,600,000. In early January, 1998, the Company purchased an additional 120,900 shares of its Class A Common Stock at an aggregate cost of $3,000,000. Total purchases under the program were 5,890,300 shares at an aggregate cost of $193,200,000.

     In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can currently sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $220,700,000 of eligible receivables at January 2, 1999 and $183,000,000 of eligible receivables at December 31, 1997 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $208,800,000 and $214,800,000 from the ultimate purchaser outstanding at the respective balance sheet dates were used to reduce borrowings under the Company's revolving lines of credit. Such proceeds included advances from the ultimate purchaser totalling $55,900,000 as of January 2, 1999 and $83,100,000 as of December 31, 1997, which were included in trade accounts payable. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     In September 1994, the Company entered into a five-year operating lease agreement with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At January 2, 1999 and December 31, 1997, approximately $30,400,000 was available and unused under this facility. This availability expires March 31, 1999. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges.

     On March 4, 1999, the Company became a subsidiary of FTL Ltd., pursuant to the Reorganization. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS." In connection with the Reorganization, the Company is required to make an offer, within 90 days of the consummation of the Merger, to purchase the entire principal amount equal to $250,000,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)
7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. If all holders of the 7 7/8% Senior Notes accept such a purchase offer, the aggregate purchase price would be $252,500,000 plus accrued and unpaid interest. On March 25, 1999, the Company issued $250,000,000 8 7/8% Senior Notes due April 2006 (the "Senior Notes"). Proceeds from the Senior Notes were approximately $242,700,000 and were initially used to repay outstanding borrowings under the Company's Bank Credit Agreement. The availability under the Bank Credit Agreement created through this repayment of outstanding borrowings is expected to be used to satisfy the Company's repurchase obligations with respect to the 7 7/8% Senior Notes or to repay the 7 7/8% Senior Notes at maturity.

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

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 2, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

EURO CONVERSION

     The adoption of a common currency by countries of the European Economic Community on January 1, 1999 may ultimately expose the Company's European operations to certain risk factors such as the resulting cross-border transparency of pricing differences. Certain system conversion costs will also necessarily be incurred. Because the Company already competes throughout Western Europe, however, the emergence of a single market in this region would not immediately expose the Company to increased competition and may present opportunities for further economies of scale. Management has not completed its study of the impact on the Company but anticipates no material adverse effect on the Company's financial position or results of operations. Sales in the affected countries totalled less than 10% of the Company's net sales for the fiscal year ended January 2, 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
YEAR 2000 -- (CONTINUED)
     The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: inventory/assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of mission-critical systems that could be affected by the Year 2000 date. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the order, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include technologies used in various aspects of the manufacturing/distribution process. In addition, the Company is gathering information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors, and continues to monitor their compliance.

     For its information technology exposures of mission critical systems, through January 2, 1999, the Company is 60% complete on the remediation phase and expects to complete software testing and deployment no later than September 1999. The Company is 20% complete on the remediation phase of less critical systems, with completion of testing and redeployment phases for those systems by September 1999.

     The assessment phase of the operating equipment continued through December 1998. Remediation and replacement efforts are now underway for mission critical and higher priority equipment that is not currently Year 2000 compliant. Remediation, testing and implementation for these systems are scheduled to finish by September 1999. Non-compliant equipment that is deemed of lesser importance will be remediated or replaced by December 1999.

     The Company's order entry system interfaces directly with significant customers. The Company is in the process of working with customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by September 1999. The Company has completed its assessment and remediation of these systems. Testing and implementation has begun and is expected to be completed by June 1999.

     The Company has queried its significant suppliers and subcontractors, none of which share information systems with the Company (external agents). The Company will continue to solicit Year 2000 compliance responses from suppliers in an effort to reduce risk. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software, hardware and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $18,400,000 and is being funded through operating cash flows. Through January 2, 1999, the Company has incurred costs, related to all phases of the Year 2000 project, totaling approximately $9,200,000, all of which has been expensed. All remaining expenditures related to repair of hardware and software will be expensed as incurred.

     The management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would consider implementing remediated programs that have not been fully tested, thus putting or-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
YEAR 2000 -- (CONTINUED)
der/invoicing systems and other mission critical programs in jeopardy. Additionally, the Company would be unable to fully manufacture or ship product if no further Year 2000 effort were expended. Finally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has determined a need for contingency plans to cover loss or disruption of critical applications, vendors, communication/community systems, and equipment. These plans will be drafted beginning first quarter 1999 and finished/approved second quarter 1999. Continuous updates will be made thereafter as more information is made available by external agents and the Company can better assess its risks.

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

INTEREST RATES

     The fair value of the Company's total long-term debt is estimated at $1,165,200,000 and $1,267,400,000 at January 2, 1999 and December 31, 1997,
respectively, using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. Such fair value exceeded the carrying value of debt by $38,200,000 at January 2, 1999 and by $46,400,000 at December 31, 1997. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and amounts to $25,200,000 at January 2, 1999 and $30,900,000 at December 31, 1997.

     The Company had $452,100,000 and $342,600,000 of variable rate debt outstanding at January 2, 1999 and December 31, 1997, respectively. At these borrowing levels, a hypothetical 10% adverse change in interest rates would have had unfavorable impacts of $2,800,000 and $2,100,000 in 1998 and 1997, respectively, on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. and European interbank rates.

FOREIGN CURRENCY EXCHANGE RATES

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the Company is exposed include the Irish punt, the British pound and other European currencies.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK --
         (CONTINUED)
FOREIGN CURRENCY EXCHANGE RATES -- (CONTINUED)
     The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company does not generally hedge these net investments. However, the Company uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is $497,800,000 at January 2, 1999 and $430,500,000 at December 31, 1997. The
potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $6,700,000 at January 2, 1999 and $12,300,000 at December 31, 1997.

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

     A sensitivity analysis has been prepared to estimate the Company's exposure to market risk from its cotton position, excluding inventory on hand and fixed price contracts. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The potential loss in fair value of the Company's cotton futures position from a hypothetical 10% decrease in cotton prices was $10,200,000 at January 2, 1999 and $4,700,000 at December 31, 1997.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors...........     28

Consolidated Balance Sheet -- January 2, 1999 and December
  31, 1997..................................................     29

Consolidated Statement of Operations for Each of the Years
  Ended January 2, 1999, December 31, 1997 and December 31,
  1996......................................................     30

Consolidated Statement of Stockholders' Equity for Each of
  the Years Ended January 2, 1999, December 31, 1997 and
  December 31, 1996.........................................     31

Consolidated Statement of Cash Flows for Each of the Years
  Ended January 2, 1999, December 31, 1997 and December 31,
  1996......................................................     32

Notes to Consolidated Financial Statements..................     33

Supplementary Data (Unaudited)..............................     70

Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........     77

Note: All other schedules are omitted because they are not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
  Fruit of the Loom, Inc.

     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries as of January 2, 1999 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at January 2, 1999 and December 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepting accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for inventories in 1997.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 16, 1999, except for "Subsequent Events" note, as to which the date is March 25, 1999

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                JANUARY 2,    DECEMBER 31,
                                                                   1999           1997
                                                                ----------    ------------
                                                                (IN THOUSANDS OF DOLLARS)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash).....    $    1,400     $   16,100
  Notes and accounts receivable (less allowance for possible
    losses of $12,000,000 and $11,900,000, respectively)....       109,700         98,100
  Inventories
    Finished goods..........................................       500,700        570,400
    Work in process.........................................       183,100        212,300
    Materials and supplies..................................        58,200         64,800
                                                                ----------     ----------
                                                                   742,000        847,500
  Other.....................................................        41,100         53,900
                                                                ----------     ----------
      Total current assets..................................       894,200      1,015,600
                                                                ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................        14,400         14,700
  Buildings, structures and improvements....................       303,300        330,500
  Machinery and equipment...................................       862,500        882,800
  Construction in progress..................................        11,900          4,200
                                                                ----------     ----------
                                                                 1,192,100      1,232,200
  Less accumulated depreciation.............................       758,200        717,800
                                                                ----------     ----------
      Net property, plant and equipment.....................       433,900        514,400
                                                                ----------     ----------
OTHER ASSETS
  Goodwill (less accumulated amortization of $336,200,000
    and $309,600,000, respectively).........................       686,300        712,900
  Net deferred income taxes.................................        36,700         30,300
  Other.....................................................       238,700        209,900
                                                                ----------     ----------
      Total other assets....................................       961,700        953,100
                                                                ----------     ----------
                                                                $2,289,800     $2,483,100
                                                                ==========     ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......................    $  270,500     $   28,200
  Trade accounts payable....................................       119,700        234,100
  Acme Boot guarantee.......................................            --         67,000
  Other accounts payable and accrued expenses...............       226,700        195,900
                                                                ----------     ----------
      Total current liabilities.............................       616,900        525,200
                                                                ----------     ----------
NONCURRENT LIABILITIES
  Long-term debt............................................       856,600      1,192,800
  Other.....................................................       267,400        343,000
                                                                ----------     ----------
      Total noncurrent liabilities..........................     1,124,000      1,535,800
                                                                ----------     ----------
COMMON STOCKHOLDERS' EQUITY
  Common stock and capital in excess of par value, $.01 par
    value; authorized, Class A, 200,000,000 shares, Class B,
    30,000,000 shares; issued and outstanding:
  Class A Common Stock, 66,465,255 and 66,216,720 shares,
    respectively............................................       323,000        315,300
  Class B Common Stock, 5,684,276 Shares....................         3,700          3,700
  Retained earnings.........................................       276,600        140,700
  Accumulated other comprehensive income....................       (54,400)       (37,600)
                                                                ----------     ----------
      Total common stockholders' equity.....................       548,900        422,100
                                                                ----------     ----------
                                                                $2,289,800     $2,483,100
                                                                ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             YEAR ENDED
                                                             ------------------------------------------
                                                             JANUARY 2,    DECEMBER 31,    DECEMBER 31,
                                                                1999           1997            1996
                                                             ----------    ------------    ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................    $2,170,300     $2,139,900      $2,447,400
Cost of sales............................................     1,564,800      1,644,400       1,724,500
                                                             ----------     ----------      ----------
  Gross earnings.........................................       605,500        495,500         722,900
Selling, general and administrative expenses.............       344,000        751,800         378,000
Goodwill amortization....................................        26,600         26,800          26,700
Impairment write down of goodwill........................            --          4,600              --
                                                             ----------     ----------      ----------
  Operating earnings (loss)..............................       234,900       (287,700)        318,200
Interest expense.........................................       (97,300)       (84,700)       (103,600)
Other income (expense)-net...............................         5,400        (79,300)        (36,400)
                                                             ----------     ----------      ----------
  Earnings (loss) from continuing operations before
     income tax provision................................       143,000       (451,700)        178,200
Income tax provision.....................................         7,100        (66,300)         31,600
                                                             ----------     ----------      ----------
  Earnings (loss) from continuing operations.............       135,900       (385,400)        146,600
  Discontinued operations -- LMP litigation..............            --       (102,200)             --
                                                             ----------     ----------      ----------
Net earnings (loss)......................................    $  135,900     $ (487,600)     $  146,600
                                                             ==========     ==========      ==========
Earnings (loss) per common share:
  Continuing operations..................................         $1.89         $(5.18)           $1.92
  Discontinued operations -- LMP litigation..............            --          (1.37)             --
                                                             ----------     ----------      ----------
Net earnings (loss)......................................         $1.89         $(6.55)           $1.92
                                                             ==========     ==========      ==========
Earnings (loss) per common share -- assuming dilution:
  Continuing operations..................................         $1.88         $(5.18)           $1.90
  Discontinued operations -- LMP litigation..............            --          (1.37)             --
                                                             ----------     ----------      ----------
Net earnings (loss)......................................         $1.88         $(6.55)           $1.90
                                                             ==========     ==========      ==========
Average common shares outstanding
  Basic..................................................        72,000         74,400          76,400
                                                             ==========     ==========      ==========
  Diluted................................................        72,300         74,400          77,100
                                                             ==========     ==========      ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK                ACCUMULATED
                                                AND CAPITAL IN                  OTHER
                                       COMMON   EXCESS OF PAR    RETAINED   COMPREHENSIVE
                                       SHARES       VALUE        EARNINGS      INCOME           TOTAL
                                       ------   --------------   --------   -------------   -------------
                                                           (IN THOUSANDS OF DOLLARS)
BALANCE, DECEMBER 31, 1995...........  75,960      $470,000      $481,700     $(22,500)      $  929,200
                                                                                             ----------
  Class A shares issued upon exercise
     of options......................  1,059         22,500                                      22,500
                                                                                             ----------
  Class A shares issued under stock
     grant plan -- net...............     50          1,400                                       1,400
                                                                                             ----------
  Class A shares repurchased.........   (440)       (16,600)                                    (16,600)
                                                                                             ----------
  Net earnings.......................                             146,600                       146,600
  Foreign currency translation
     adjustments -- net..............                                           12,500           12,500
  Minimum pension liability
     adjustment......................                                             (900)            (900)
  Unrealized loss on
     available-for-sale securities --
     net of taxes of $500,000........                                             (900)            (900)
                                                                                             ----------
  Comprehensive income -- 1996.......                                                           157,300
                                       ------      --------      --------     --------       ----------
BALANCE, DECEMBER 31, 1996...........  76,629       477,300       628,300      (11,800)       1,093,800
                                                                                             ----------
  Class A shares issued upon exercise
     of options......................    564         14,100                                      14,100
                                                                                             ----------
  Class A shares issued under stock
     grant plan -- net...............     37          1,200                                       1,200
                                                                                             ----------
  Class A shares repurchased.........  (5,329)     (173,600)                                   (173,600)
                                                                                             ----------
  Net loss...........................                            (487,600)                     (487,600)
  Foreign currency translation
     adjustments -- net..............                                          (27,600)         (27,600)
  Minimum pension liability
     adjustment......................                                              900              900
  Reclassify loss on
     available-for-sale securities --
     net of taxes of $500,000 to net
     earnings........................                                              900              900
                                                                                             ----------
  Comprehensive loss -- 1997.........                                                          (513,400)
                                       ------      --------      --------     --------       ----------
BALANCE, DECEMBER 31, 1997...........  71,901       319,000       140,700      (37,600)         422,100
                                                                                             ----------
  Class A shares issued upon exercise
     of options......................    332          9,100                                       9,100
                                                                                             ----------
  Class A shares issued under stock
     grant plan -- net...............     38          1,600                                       1,600
                                                                                             ----------
  Class A shares repurchased.........   (121)        (3,000)                                     (3,000)
                                                                                             ----------
  Net earnings.......................                             135,900                       135,900
  Foreign currency translation
     adjustments -- net..............                                           (6,400)          (6,400)
  Minimum pension liability
     adjustment......................                                          (10,400)         (10,400)
                                                                                             ----------
  Comprehensive income -- 1998.......                                                           119,100
                                       ------      --------      --------     --------       ----------
BALANCE, JANUARY 2, 1999.............  72,150      $326,700      $276,600     $(54,400)      $  548,900
                                       ======      ========      ========     ========       ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         YEAR ENDED
                                                         ------------------------------------------
                                                         JANUARY 2,    DECEMBER 31,    DECEMBER 31,
                                                            1999           1997            1996
                                                         ----------    ------------    ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)..................................  $ 135,900      $ (487,600)     $ 146,600
  Adjustments to reconcile net earnings (loss) to net
     cash provided by (used for) operating activities:
     Impairment write down of goodwill.................         --           4,600             --
     Depreciation and amortization.....................    111,300         154,200        155,700
     Deferred income tax provision.....................     (6,100)        (64,600)        23,200
     Decrease (increase) in notes and accounts
       receivable......................................     (6,600)         69,200         93,700
     Decrease (increase) in inventories................     98,000        (183,000)        60,200
     Increase (decrease) in trade accounts payable.....   (114,400)        122,200         51,800
     Other working capital changes.....................     13,200          86,100         (7,700)
     Special charges related to long-term items........         --         261,300             --
     Acme Boot charge..................................         --          32,000         35,000
     Net payments on retained liabilities related to
       former subsidiaries.............................    (13,400)        (19,600)       (18,000)
     Other-net.........................................    (86,000)        (94,200)       (26,800)
                                                         ---------      ----------      ---------
          Net cash provided by (used for) operating
            activities.................................    131,900        (119,400)       513,700
                                                         ---------      ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.................................    (41,900)        (55,400)       (44,500)
  Proceeds from asset sales............................     86,400           4,300         17,300
  Payment on Acme Boot debt guarantee..................    (65,900)             --             --
  Proceeds from sale of Hosiery Division...............         --              --         73,800
  Other-net............................................    (28,000)        (13,700)       (15,300)
                                                         ---------      ----------      ---------
          Net cash provided by (used for) investing
            activities.................................    (49,400)        (64,800)        31,300
                                                         ---------      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt.............         --          97,800         63,000
  Proceeds under line-of-credit agreements.............    874,000       1,245,800        488,500
  Payments under line-of-credit agreements.............   (836,200)       (981,900)      (979,600)
  Principal payments on long-term debt and capital
     leases............................................   (138,800)        (17,600)      (125,500)
  Common stock issued..................................      6,800          11,100         17,400
  Common stock repurchased.............................     (3,000)       (173,600)       (16,600)
                                                         ---------      ----------      ---------
          Net cash provided by (used for) financing
            activities.................................    (97,200)        181,600       (552,800)
                                                         ---------      ----------      ---------
Net decrease in cash and cash equivalents (including
  restricted cash).....................................    (14,700)         (2,600)        (7,800)
Cash and cash equivalents (including restricted cash)
  at beginning of year.................................     16,100          18,700         26,500
                                                         ---------      ----------      ---------
Cash and cash equivalents (including restricted cash)
  at end of year.......................................  $   1,400      $   16,100      $  18,700
                                                         =========      ==========      =========

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

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates depending upon certain risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the success of planned advertising, marketing and promotional campaigns, international activities, legal proceedings, other contingent liabilities and the actual fair values of assets held for sale, impaired assets and leased assets covered by residual value guarantees.

     INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market.

     During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method as it experienced reduced costs from offshore assembly operations and expects continuing cost reductions. The cost of inventories on a LIFO basis at December 31, 1997 was approximately equal to their replacement cost. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. All previously reported results were restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased the net loss for 1997 by $27,800,000, or $.37 per share. Due principally to the effect of LIFO reserve liquidations, net earnings previously reported for 1996 were reduced by $4,600,000 or $.06 per share.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Impaired assets are stated at fair value less estimated selling costs. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of depreciable assets. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized. Buildings, structures and improvements are depreciated over 20 years. Machinery and equipment is depreciated over periods not exceeding 10 years.

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

     DERIVATIVE FINANCIAL INSTRUMENTS. Interest rate swap agreements are the primary derivative financial instruments utilized by the Company. These instruments limit the Company's risk of exposure to increases in interest rates on selected portions of its variable rate debt. These agreements involve the exchange of amounts

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED) based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements.

     DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at January 2, 1999 and December 31, 1997 were $19,400,000 and $28,000,000, respectively.

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

     IMPAIRMENT. When indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Assets to be disposed of are adjusted to fair value less cost to sell if less than book value.

     EMPLOYEE BONUS PLANS AND OTHER INCENTIVE COMPENSATION. The Company has a performance based management incentive plan for officers and key employees of the Company based upon performance related criteria determined at the discretion of the Compensation Committee of the Board of Directors. The Company accrues amounts based on anticipated performance for the current year and awards are made in the first quarter of the succeeding year.

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

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing and finishing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and required the Company to dispose of certain production equipment. The Company realigned its operations by

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. Management committed to dispose of these sewing and finishing facilities in late November and December 1997 and has ceased production at eight of the nine facilities by January 2, 1999. Equipment is being sold or scrapped and real estate is being sold. The Company expects to complete these asset sales in 1999. Impairment charges related to sewing and finishing facilities that the Company had not ceased operating at December 31, 1997 totalled $7,000,000. The redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. Management committed to dispose of certain distribution assets in December 1997. The Company has ceased operating at four of seven locations. The Company expects to complete the asset sales in 1999. Impairment charges related to distribution assets that the Company had not ceased operating at December 31, 1997 totalled $34,000,000. The Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of three of its U.S. based yarn mills. Management committed to dispose of these assets in December 1997. To avoid further impairment, the Company continues to operate these impaired mills as going concerns as efforts to sell them progress. Management expects to complete these asset sales in 1999. Impairment charges related to these yarn mills totalled $75,400,000. FAS 121 requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. It is the Company's intention to dispose of the facilities and equipment for which impairment charges have been recorded and the Company believes it has the ability to dispose of the assets in less than 30 days from the time a buyer agrees to purchase the assets and still meet production and distribution needs. As a result of the offshore migration of its sewing and finishing operations and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. See "LEASE COMMITMENTS." Charges related to loss on disposal of facilities, improvements and equipment totalled $232,600,000.

     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 1997 as required by FAS 121, EITF 94-3 or other authoritative literature. Assets held for sale included in other noncurrent assets in the accompanying Consolidated Balance Sheet totalled $83,600,000 and $104,700,000 at January 2, 1999 and December 31, 1997, respectively.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     The Company recorded charges for other asset write downs and reserves totalling $103,600,000 comprised of the following (in millions of dollars).

                                                                                OTHER
                                                     TOTAL       ASSET       RESERVES AND
                                                    CHARGES    WRITE DOWN      ACCRUALS
                                                    -------    ----------    ------------
Inventory obsolescence..........................    $ 10.1       $10.1          $  --
Inventory shrinkage.............................      19.5        19.5             --
Inventory mark down.............................      20.2        20.2             --
Software costs..................................       7.1          --            7.1
Severance.......................................       6.1          --            6.1
Professional fees...............................       6.6          --            6.6
Various contract commitments....................      12.1          --           12.1
Other charges...................................      21.9         8.3           13.6
                                                    ------       -----          -----
                                                    $103.6       $58.1          $45.5
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

     Legal, accounting and consulting fees were incurred in connection with the proposed recapitalization of the Company announced February 11, 1998. See "SUBSEQUENT EVENTS." The Company also incurred costs associated with a proposed new venture that was cancelled in the fourth quarter of 1997 and other matters.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     Other charges totalling $21,900,000 consist of an impairment write down of goodwill along with accruals related to various asset valuation, state and local tax, financing and other issues related to the Company's world-wide restructuring efforts.

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
                                         =======      ========        ======      =======   ========

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the Special Charges, cash charges totalled approximately $151,000,000 to be paid in 1998 and future years, $10,900,000 of which relate to restructuring charges as defined by EITF No. 94-3. The Company paid $28,200,000 of these cash charges and finalized its estimate of these special charges in 1998. Approximately $25,400,000 is estimated to be paid in 1999 and a total of approximately $61,200,000 is estimated to be paid in future years. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     Following is a summary of the 1997 special charges and related reserve balances at December 31, 1997 (in thousands of dollars):

                                                                                        RESERVE
                                                    1997                   OTHER       BALANCE AT
                                                  SPECIAL       CASH      ACTIVITY    DECEMBER 31,
                                                  CHARGES     PAYMENTS    IN 1997         1997
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
                                                  ========     ======     =======       ========

Other activity in 1997 represents assets written off.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Continued)
     A rollforward of the 1997 special charges through January 2, 1999 is presented below (in thousands of dollars):

                                        RESERVE                                             RESERVE
                                       BALANCE AT       CASH       INCOME       OTHER      BALANCE AT
                                      DECEMBER 31,    PAYMENTS    (EXPENSE)    ACTIVITY    JANUARY 2,
                                          1997        IN 1998      IN 1998     IN 1998        1999
                                      ------------    --------    ---------    --------    ----------
CLOSING AND DISPOSAL OF U.S.
  MANUFACTURING AND DISTRIBUTION
     FACILITIES
  Loss on sale of facilities,
     improvements and equipment:
     Sewing, finishing and
       distribution facilities....      $ 66,600      $   100      $    --     $ 6,400      $ 60,100
     Impairment of mills to be
       sold.......................        75,400           --           --          --        75,400
     Lease residual guarantees....        61,000           --           --          --        61,000
     Other equipment..............         7,500           --           --       1,300         6,200
                                        --------      -------      -------     -------      --------
                                         210,500          100           --       7,700       202,700
  Severance costs.................         8,400        5,100        3,100          --           200
  Other accruals..................        10,400        5,800        1,000       1,200         2,400
                                        --------      -------      -------     -------      --------
                                         229,300       11,000        4,100       8,900       205,300
                                        --------      -------      -------     -------      --------
IMPAIRMENT OF EUROPEAN
  MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Impairment of long lived
     assets.......................            --           --           --          --            --
  Other accruals..................         1,300           --           --         200         1,100
                                        --------      -------      -------     -------      --------
                                           1,300           --           --         200         1,100
                                        --------      -------      -------     -------      --------
PRO PLAYER INCENTIVE COMPENSATION
  AGREEMENT.......................        22,000           --       22,000          --            --
                                        --------      -------      -------     -------      --------
OTHER ASSET WRITE DOWNS AND
  RESERVES
  Inventory valuation
     provisions...................        49,800           --        5,900      43,900            --
  Other accruals..................        37,200       16,700        5,300       3,900        11,300
                                        --------      -------      -------     -------      --------
                                          87,000       16,700       11,200      47,800        11,300
                                        --------      -------      -------     -------      --------
CHANGES IN ESTIMATES OF RETAINED
  LIABILITIES OF FORMER
  SUBSIDIARIES....................        12,600          500        1,500          --        10,600
                                        --------      -------      -------     -------      --------
          Total pretax charges....      $352,200      $28,200      $38,800     $56,900      $228,300
                                        ========      =======      =======     =======      ========

     Other activity in 1998 principally related to inventory reserves established which were relieved as the inventory was sold and fixed asset write-offs as the assets were sold.

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in increases to earnings before income tax expense of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998. In the fourth quarter of 1998, the Company reversed the $22,000,000 charge as it determined it was no longer probable it would have to pay the incentive

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges -- (Concluded)
compensation at its Pro Player subsidiary. Also in the fourth quarter of 1998, the Company finalized certain other estimates recorded in connection with the special charges recorded in 1997 which increased earnings before income tax expense by $11,700,000. The increases to earnings were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

Cost of sales...............................................    $ 6,900
Selling, general and administrative expenses................     30,400
Other expenses..............................................      1,500
                                                                -------
          Total.............................................    $38,800
                                                                =======

     The Company continued to operate certain assets held for sale during 1998 so that they may be sold as "ongoing operations". Accordingly, the Company did not depreciate these facilities during 1998, resulting in lower depreciation expense of approximately $10,000,000 than if the Company had recorded depreciation.

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

     During the fourth quarter of 1995, the Company recorded charges of approximately $82,800,000 related to the closing or realignment of certain domestic manufacturing operations, the closing of certain leased facilities, the write-off of fixed assets related to these facilities and changes in estimates of the cost of certain

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1995 Special Charges -- (Continued)
of the Company's insurance obligations. The detail of these charges is presented below (in thousands of dollars):

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

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling general and administrative expenses and $20,700,000 of increases to other expense in the 1995 Consolidated Statement of Operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the Special Charges estimated at December 31, 1995 occurred during 1996. Of the Special Charges, approximately $23,000,000, $4,800,000 and $33,300,000 were paid in 1998, 1997 and 1996 and
$20,200,000 remain to be paid in 1999 and future years.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1995 Special Charges -- (Continued)
     A rollforward of the 1995 special charges by year through January 2, 1999 is presented below (in thousands of dollars):

                                                                                        RESERVE
                                                       1995       CASH      OTHER      BALANCE AT
                                                     SPECIAL    PAYMENTS   ACTIVITY   DECEMBER 31,
                                                     CHARGES    IN 1995    IN 1995        1995
                                                     --------   --------   --------   ------------
Impairment write down of goodwill..................  $158,500   $    --    $156,400     $  2,100
                                                     --------   -------    --------     --------
Closing or realignment of manufacturing operations:
  Loss on disposal of closed facilities,
     improvements and equipment....................    29,000        --      27,200        1,800
  Changes in estimates of insurance liabilities....    21,800        --          --       21,800
  Costs related to expected increases in workers'
     compensation and health and welfare costs.....     8,000        --          --        8,000
  Costs related to termination of certain lease
     obligations...................................     7,300       900          --        6,400
  Costs related to severance of the hourly
     workforce.....................................     6,700     6,700          --           --
  Other............................................    10,000       300          --        9,700
                                                     --------   -------    --------     --------
                                                       82,800     7,900      27,200       47,700
  Severance........................................     5,800     1,100          --        4,700
Other asset write downs, valuation reserves and
  other reserves...................................    91,100     8,600      19,400       63,100
Changes in estimates of certain retained
  liabilities of former subsidiaries...............    19,200        --          --       19,200
Termination of management agreement................    15,500        --          --       15,500
                                                     --------   -------    --------     --------
                                                     $372,900   $17,600    $203,000     $152,300
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
                                             ========     =======     =======    =======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONTINUED)
1995 Special Charges -- (Continued)

                                             RESERVE                                          RESERVE
                                            BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                           DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                               1996       IN 1997     IN 1997    IN 1997        1997
                                           ------------   --------   ---------   --------   ------------
Impairment write down of goodwill........    $     --     $    --     $    --    $    --      $    --
                                             --------     -------     -------    -------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment..........       1,300         700          --        400          200
  Changes in estimates of insurance
     liabilities.........................      14,000          --          --         --       14,000
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs.......................       5,900         700          --         --        5,200
  Costs related to termination of certain
     lease obligations...................       2,100       1,100          --         --        1,000
  Costs related to severance of the
     hourly workforce....................          --          --          --         --           --
  Other..................................       3,000         300          --         --        2,700
                                             --------     -------     -------    -------      -------
                                               26,300       2,800          --        400       23,100
Severance................................         300         100          --         --          200
Other asset write downs, valuation
  reserves and other reserves............       9,200         600       2,000      2,700        3,900
Changes in estimates of certain retained
  liabilities of former subsidiaries.....      16,200          --          --         --       16,200
Termination of management agreement......       6,800       1,300       5,500         --           --
                                             --------     -------     -------    -------      -------
                                             $ 58,800     $ 4,800     $ 7,500    $ 3,100      $43,400
                                             ========     =======     =======    =======      =======

                                             RESERVE                                          RESERVE
                                            BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                           DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY    JANUARY 2,
                                               1997       IN 1998     IN 1998    IN 1998        1999
                                           ------------   --------   ---------   --------   ------------
Impairment write down of goodwill........    $     --     $    --     $    --    $    --      $    --
                                             --------     -------     -------    -------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment..........         200         200          --         --           --
  Changes in estimates of insurance
     liabilities.........................      14,000       4,500          --         --        9,500
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs.......................       5,200       5,200          --         --           --
  Costs related to termination of certain
     lease obligations...................       1,000         900         100         --           --
  Costs related to severance of the
     hourly workforce....................          --          --          --         --           --
  Other..................................       2,700       2,500          --         --          200
                                             --------     -------     -------    -------      -------
                                               23,100      13,300         100         --        9,700
Severance................................         200         200          --         --           --
Other asset write downs, valuation
  reserves and other reserves............       3,900       3,800         100         --           --
Changes in estimates of certain retained
  liabilities of former subsidiaries.....      16,200       5,700          --         --       10,500
Termination of management agreement......          --          --          --         --           --
                                             --------     -------     -------    -------      -------
                                             $ 43,400     $23,000     $   200    $    --      $20,200
                                             ========     =======     =======    =======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SPECIAL CHARGES -- (CONCLUDED)
1995 Special Charges -- (Concluded)
     Other activity in 1995 principally consisted of goodwill and fixed asset write offs and sales of inventory which had been written down as part of the special charges. In 1996 and 1997, other activity of $46,800,000 and $3,100,000 principally related to inventory reserves established which were relieved as the inventory was sold.

     During 1996, the Company finalized certain of the estimates recorded in connection with the special charges taken in 1995 which reduced cost of sales by $3,400,000, selling, general and administrative expenses by $6,400,000 and other expense by $3,600,000. Of this amount, $3,800,000 related to closing or realignment of manufacturing operations, principally reflecting the favorable settlement from subletting leased facilities and decreases in actual COBRA costs incurred over amounts estimated. The favorable settlement from subletting leased facilities and decreases in actual COBRA costs incurred over amounts estimated are included in "other" within "Closing or realignment of manufacturing operations" in the rollforward for the year ended December 31, 1996. In addition, estimates of other asset write downs and reserves were reduced by $6,600,000 and primarily resulted from favorable renegotiation of royalty contracts. Further, changes in estimates of certain retained liabilities of former subsidiaries were reduced by $3,000,000, reflecting favorable settlement of product liability lawsuits.

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

     The remaining reserve balance of $20,200,000 at January 2, 1999 will be relieved as costs are incurred and consists principally of insurance liabilities of $9,500,000 and environmental charges of $10,500,000, both of which are expected to be utilized in 1999 and 2000. The remaining reserve balance is expected to be completely utilized by the end of 2000.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totalling $1,400,000 and $1,300,000 were included in cash and cash equivalents at January 2, 1999 and December 31, 1997, respectively as restricted cash. These investments were carried at cost, which approximated quoted market value.

SALE OF ACCOUNTS RECEIVABLE

     Under a three-year receivables purchase agreement entered into in December 1996, the Company, through a wholly-owned, bankruptcy remote, special purpose entity ("SPE"), can sell up to a $250,000,000

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SALE OF ACCOUNTS RECEIVABLE -- (CONCLUDED) undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables.

     Prior to January 1, 1997, the Company accounted for these sales in accordance with FAS 77 Reporting by Transferors for Transfers of Receivables with Recourse, under which accounts of the SPE were consolidated. Effective January 1, 1997, the Company adopted FAS 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales of trade accounts receivable. Adoption of FAS 125 had no impact on net income in 1997 or 1998. Under FAS 125 and EITF 97-6, however, the Company no longer consolidates the SPE. Rather, the SPE is reflected as an equity basis investment as of December 31, 1997, in the accompanying Consolidated Balance Sheet.

     At January 2, 1999 and December 31, 1997, $220,700,000 and $183,000,000,
respectively, of trade accounts receivable were sold to the unconsolidated SPE. Receivables purchased by the SPE are pooled for later sale to the ultimate purchaser under the agreement. Proceeds of $208,800,000 and $214,800,000 remained outstanding as of the respective balance sheet dates from prior sales of undivided interests in receivables owned by the SPE. Due to collections on the Company's receivables after the sale date, a portion of the proceeds remaining outstanding at each year end from sales by the SPE represented advances from the ultimate purchaser in excess of amounts allowable under the agreement. These advances, totalling $55,900,000 and $83,100,000, respectively, were included in Trade accounts payable in the accompanying Consolidated Balance Sheet.

     Sales of trade accounts receivable are reflected as a reduction of notes and accounts receivable in the accompanying Consolidated Balance Sheet, and the proceeds received from sales to the ultimate purchaser are included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows. Proceeds from receivable sales are less than the face amount of trade accounts receivable sold by a discounted amount which closely approximates the purchaser's financing cost of issuing its own commercial paper backed by these and other accounts receivable.

     The full amount of the allowance for possible losses has been retained by the SPE and classified as a recourse liability because the SPE, as agent for the purchaser, retains the same risk of credit loss, including collection and administrative responsibilities, as if the receivables had not been sold. The fair value of the recourse liabilities transferred to the SPE totalled $15,000,000 and $29,800,000 at January 2, 1999 and December 31, 1997,
respectively, and approximated the allocated allowance for possible losses given the short-term nature of the transferred receivables.

     The discount and fees under this agreement are variable based on the general level of interest rates. Rates ranged from 4.73% to 6.11% during 1998 and from 5.14% to 5.92% during 1997 on the amount of the undivided interest sold plus certain administrative and servicing fees typical in such transactions. These costs were approximately $11,900,000 and $11,800,000 in 1998 and 1997 and were charged to Other expense -- net in the accompanying Consolidated Statement of Operations. The Company receives compensation for servicing that is approximately equal to its cost of servicing the accounts receivable. Accordingly, no servicing asset or liability is recorded.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)

                                                                          JANUARY 2,   DECEMBER 31,
                                                         INTEREST RATE       1999          1997
                                                         -------------    ----------   ------------
Senior Secured
  Capitalized lease obligations, maturing
     1999-2017(1)......................................  4.25 - 11.13%    $   50,900    $   50,300
                                                                          ----------    ----------
Senior Unsecured
  Fixed rate Canadian debt (11)........................          6.97%            --       105,900
  Foreign Credit Facilities, maturing 2000.............      Variable(2)      11,900         7,000
  Term Loan, maturing 1999-2002(7).....................      Variable(3)      80,000       100,000
  Irish Term Loan......................................      Variable(4)      12,700        23,400
  Fixed rate debt, maturing 1999(6)....................          7.97%       249,800       249,600
  Bank Credit Agreement, maturing 2002(7)..............      Variable(5)     347,500       312,200
  Nonredeemable fixed rate debt, maturing 2003(7)(8)...          6.61%       149,300       149,200
  Fixed rate debt, maturing 2011(9)....................          12.6         76,900        75,400
  Nonredeemable fixed rate debt, maturing
     2023(7)(10).......................................          7.49        148,100       148,000
                                                                          ----------    ----------
     Total Senior Unsecured............................                    1,076,200     1,170,700
                                                                          ----------    ----------
Total..................................................                    1,127,100     1,221,000
Less current maturities................................                     (270,500)      (28,200)
                                                                          ----------    ----------
Total long-term debt...................................                   $  856,600    $1,192,800
                                                                          ==========    ==========

-------------------------
 (1) Represents the principal portion on capitalized lease obligations. The capitalized leases are secured by the related property under lease.

 (2) Interest ranged from 5.59% to 7.24% during 1998 and 5.24% to 6.44% during 1997. The weighted average interest rate for borrowings outstanding at January 2, 1999 was approximately 5.71%.

 (3) Interest ranged from 6.05% to 7.75% during 1998 and 6.11% to 6.39% during 1997.

 (4) Interest ranged from 6.35% to 6.82% during 1998 and 6.30% to 6.82% during 1997. The weighted average interest rate for borrowings outstanding at January 2, 1999 was approximately 6.60%.

 (5) Interest ranged from 5.58% to 8.50% during 1998 and 5.93% to 8.50% during 1997.

 (6) Net of unamortized discount of $200 and $400 in fiscal 1998 and 1997, respectively (nominal rate 7.875%).

 (7) The obligations of the Company under the Bank Credit Agreement, the Foreign Credit Facilities and the Irish Term Loan are guaranteed by certain of the Company's subsidiaries and as long as the Company's senior unsecured debt rating is below BBB- by S&P and Baa3 by Moody's, this fixed rate debt will share the guarantees of the certain subsidiaries and the additional collateral granted under the Bank Credit Agreement. At January 2, 1999, the Company's senior unsecured debt ratings were BB+ by S&P and Ba1 by Moody's. On March 11, 1999 S&P reduced the Company's senior unsecured debt ratings to BB.

 (8) Net of unamortized discount of $700 and $800 in fiscal 1998 and 1997, respectively (nominal rate 6.5%).

 (9) Net of unamortized discount of $48,100 and $49,600 in fiscal 1998 and 1997, respectively (nominal rate 7%). This fixed rate obligation ranks pari passu with the Company's Bank Credit Agreement.

(10) Net of unamortized discount of $1,900 and $2,000 in fiscal 1998 and 1997 (nominal rate 7.375%).

(11) The Canadian Debt was repaid in March 1998.

     The Bank Credit Agreement provides the Company with a $680,000,000 line of credit which consists of a $600,000,000 revolving line of credit and an $80,000,000 Term Loan. In addition to the borrowed amounts

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONCLUDED)
reflected above, at January 2, 1999 and December 31, 1997, $22,100,000 and $22,200,000, respectively of letters of credit were outstanding under the Bank Credit Agreement. The letters of credit were issued to secure various insurance, debt and other obligations and all such obligations are reflected in the accompanying Consolidated Balance Sheet. Borrowings under the Bank Credit Agreement bear interest at a rate approximating the prime rate (7.75% at January 2, 1999) plus a specified number of basis points (ranging from 0 to 50) or, at the election of the Company, at rates approximating LIBOR (5.06% at January 2, 1999) plus a specified number of basis points (ranging from 67.5 to 200). The Company also pays a facility fee under the Bank Credit Agreement (ranging from 20 to 50 basis points) on the aggregate commitments thereunder. The interest rate spreads and the facility fee are based on the Company's senior unsecured debt ratings and subject to increase or decrease by amendment to the Bank Credit Agreement. The weighted average interest rate for borrowings outstanding under the Bank Credit Agreement at January 2, 1999 was approximately 6.28%. Borrowings under the Bank Credit Agreement are guaranteed by certain of the Company's subsidiaries. The Bank Credit Agreement provides that, as long as the senior unsecured debt rating of the Company continues to be below BBB- by S&P and Baa3 by Moody's, the obligations of the Company under the Bank Credit Agreement will be secured by (i) a pledge of 100% of the capital stock of the material domestic subsidiaries of the Company and 65% of the stock of the material foreign subsidiaries of the Company and (ii) additional collateral in the form of industrial development bonds issued and owned by certain of the subsidiaries of the Company. If the Company's senior unsecured debt rating is BB- or below by S&P and Ba3 or below by Moody's, the Company has agreed to further secure its obligations under the Bank Credit Agreement by a pledge of all its assets.

     The Company has an additional $115,000,000 of letter of credit facilities from its bank lenders. At January 2, 1999 and December 31, 1997, approximately $60,500,000 and $77,500,000, respectively, of letters of credit were issued under these facilities, to secure various insurance, debt, trade and other obligations, of which $31,500,000 and $67,100,000 of these obligations are reflected in the accompanying Consolidated Balance Sheet as of January 2, 1999 and December 31, 1997, respectively.

     The Bank Credit Agreement imposes certain limitations on, and requires compliance with covenants from, the Company and its subsidiaries including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on incurrence of additional indebtedness and granting of certain liens and guarantees; (iii) restrictions on mergers, sale and leaseback transactions, asset sales, investments and transactions with affiliates; (iv) limitations on dividend payments, and (v) provisions for the acceleration of the amounts outstanding thereunder should a change in ownership occur, unless waived by the required lenders. The Bank Credit Agreement also allows the Company to pay dividends on its common stock so long as, among other things, the aggregate amount of such dividends paid since September 19, 1997 through January 2, 1999 does not exceed $350,000,000.

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $270,500,000 in 1999; $45,400,000 in 2000;
$21,000,000 in 2001; $368,600,000 in 2002; and $151,300,000 in 2003.

     Cash payments of interest on debt were $100,500,000, $86,700,000, and $101,600,000 in 1998, 1997, and 1996, respectively. These amounts exclude immaterial amounts of interest capitalized in each year.

FINANCIAL INSTRUMENTS

     During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company is party to interest rate swap contracts for $50,000,000 which expired in 1998 and $50,000,000 expiring in 1999 that have the effect of converting floating rate debt based on three month LIBOR rates into fixed rate debt. The average annual variable rate received in

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

FINANCIAL INSTRUMENTS -- (CONCLUDED)
1998 and 1997 was 5.62% and 5.70%, respectively. The average annual fixed rate paid in 1998 and 1997 was 5.20% and 5.05%, respectively.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices when available. At January 2, 1999 and December 31, 1997, the fair value of the Company's long-term debt was approximately $1,165,200,000 and $1,267,400,000, respectively.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 44.3% of net sales in 1998 and approximately 34.4% of accounts receivable (including accounts receivable sold) at January 2, 1999. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate its potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves at January 2, 1999 are set forth in the table below. The reserves consist primarily of certain environmental and product liability reserves of $34,400,000 and $4,000,000, respectively. The Company's retained liability reserves principally pertain to eight specifically identified environmental sites and product liabilities. Anticipated expenditures associated with four sites and the total product liabilities each individually represent 10% or more of the reserves and in aggregate represent approximately 62% of the total reserves. The Company has certain amounts of environmental and other insurance which may cover expenditures in connection with environmental sites and product liabilities. The Company, on October 28, 1997, filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers in this matter have denied coverage and are defending against the Company's claims. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures from approximately the level of the current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)

arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 2.5% until the expected time of payment and then discounted to present value at 7.5%. The undiscounted aggregate costs to be paid subsequent to January 2, 1999 for environmental liabilities are approximately $44,100,000. None of the product liability reserves for future expenditures have been inflated or discounted. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation. However, determination of the Company's responsibility at a particular site and the method and ultimate cost of remediation require a number of assumptions which make estimates inherently difficult, and the ultimate outcome may differ from current estimates. Current estimates of payments before recoveries by year for the next five years and thereafter are noted below (in thousands of dollars). The reserves are reduced by cash expenditures incurred at specific sites or product cases.

YEAR                                                          ENVIRONMENTAL    PRODUCT     TOTAL
----                                                          -------------    -------    -------
1999......................................................       $ 9,200       $  500     $ 9,700
2000......................................................         5,400          500       5,900
2001......................................................         2,500          500       3,000
2002......................................................         2,900          500       3,400
2003......................................................         3,700          500       4,200
Thereafter................................................        10,700        1,500      12,200
                                                                 -------       ------     -------
Total:....................................................       $34,400       $4,000     $38,400
                                                                 =======       ======     =======

     The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92. In addition, in 1996 the Company elected to early adopt Statement of Position 96-1, Environmental Remediation Liabilities, the impact of which was not material to the Company. Owners and operators of hazardous waste sites, generators and transporters of hazardous wastes are subject to claims brought by State and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at disposal locations from liable parties under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 1999 and future years.

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

     In November 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. Mr. Farley owns 100% of Farley Inc. In consideration of the guarantee, which is scheduled to expire in November 2000, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Stock of the Company held by Mr. Farley and the assets held for the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONTINUED)
benefit of Mr. Farley under the Company's Senior Executive Officer Deferred Compensation Trust. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. See "SUBSEQUENT EVENTS."

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At January 2, 1999, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $37,800,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany. See "SUBSEQUENT EVENTS".

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

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank which provided for up to $37,000,000 in borrowings. The Company guaranteed, on an unsecured basis, repayment of debt incurred or created under this new credit facility. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation preference of Acme Boot Series C Redeemable Junior Preferred Stock.

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

     In addition, through July 1998, the Company loaned Acme Boot $9,000,000 to provide Acme Boot with supplemental working capital. These loans were made in the form of demand notes payable and were senior to all other outstanding indebtedness of Acme Boot. These loans were repaid by Acme Boot upon the sale of its business in the third quarter of 1998.

     In June 1998, Acme Boot entered into agreements with unrelated parties for the sale of certain assets and its business. Financing for the sale of the business was completed in the third quarter of 1998, at which time the Company paid $65,900,000 to satisfy the Acme Boot guarantees in full. Other income (expense) -- net for 1998 in the accompanying Consolidated Statement of Operations includes income of $6,400,000 from the sale of Acme Boot and the settlement of this liability. See "RELATED PARTY TRANSACTIONS."

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry
K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

CONTINGENT LIABILITIES -- (CONCLUDED)
artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which is fully briefed and awaiting court action. The defendants filed a motion to change venue from Bowling Green, Kentucky, and such motion is not yet fully briefed.

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

     On August 26, 1998, Carol Bradley filed a purported derivative action on behalf of the Company, against William Farley, Richard C. Lappin, Omar Z. Al Askari, Dennis S. Bookshester, Henry A. Johnson, Mark H. McCormack, Larry K. Switzer, A. Lorne Weil and Sir Brian Wolfson, each of whom is a current or former director of the Company, and the Company, as a nominal defendant, in the Warren Circuit Court of the State of Kentucky. The plaintiff asserts various common law claims against the individual defendants including, inter alia, breach of fiduciary duty, waste of corporate assets, breach of contract and constructive fraud claims. The plaintiff also asserts an insider trading claim against defendants Farley, Lappin and Switzer. The claims asserted against the individual defendants are based on the same alleged misrepresentations and omissions which form the basis of the claims asserted by the plaintiff in the New England Action as described above. The plaintiff seeks unspecified compensatory and punitive damages, attorney's fees and costs and ancillary relief. On September 18, 1998, defendant Farley, with the consent of the Company, removed the action from state court to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. That motion is currently being briefed.

     In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The Company had compensation agreements with the former principals of Pro Player who became employees of the business upon the Company's acquisition. The compensation agreements provided for these former employees to receive compensation up to a maximum of $47,100,000, based in part on the attainment of certain levels of operating performance by the acquired entity in 1998 and 1999. In the fourth quarter of 1997, the Company recorded a $22,000,000 charge related to this compensation agreement, based on its assessment of the probability that Pro Player's operating performance would result in such amount being earned. During the fourth quarter of 1998, the Company determined that it was no longer probable that the $22,000,000 would be paid and reversed the 1997 charge, resulting in a $22,000,000 reduction in selling, general and administrative expense in 1998.

LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets to be covered by the lease is limited to $175,000,000. At January 2, 1999 and December 31, 1997, approximately $30,400,000 was available and unused under this facility. This availability expires March 31, 1999. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

LEASE COMMITMENTS -- (CONCLUDED)
includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at January 2, 1999 (in thousands of dollars):

                                                              CAPITALIZED    OPERATING
                                                                LEASES        LEASES
                                                              -----------    ---------
FISCAL YEAR
  1999....................................................      $ 3,900       $32,500
  2000....................................................        3,900        26,000
  2001....................................................        3,900         8,600
  2002....................................................        3,900         5,300
  2003....................................................        3,900         3,000
  Years subsequent to 2003................................       63,200        19,600
                                                                -------       -------
Total minimum lease payments..............................       82,700       $95,000
                                                                              =======
Imputed interest..........................................       31,800
                                                                -------
Present value of minimum capitalized lease payments.......       50,900
Current portion...........................................          500
                                                                -------
Long-term capitalized lease obligations...................      $50,400
                                                                =======

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                           JANUARY 2,    DECEMBER 31,
                                                              1999           1997
                                                           ----------    ------------
Land...................................................    $   8,300       $  7,800
Buildings, structures and improvements.................       23,500         22,800
Machinery and equipment................................        3,800          3,800
                                                           ---------       --------
                                                              35,600         34,400
Accumulated amortization...............................      (17,000)       (15,800)
                                                           ---------       --------
                                                           $  18,600       $ 18,600
                                                           =========       ========

     Rental expense for operating leases amounted to $38,100,000, $36,500,000 and $35,900,000 in 1998, 1997 and 1996, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS

     The Company has a number of compensation plans that provide a variety of stock-based incentive awards to Directors, officers and key employees. Various plans provide for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock awards in lieu of obligations, dividend equivalents, other stock-based awards and performance or annual incentive awards that may be settled in cash, stock or other property. As of January 2, 1999 a total of 11,850,000 shares of the Company's Class A Common Stock were reserved for issuance under these plans, including option and other awards outstanding totalling 8,381,000 shares. Each plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").

     Under the Company's stock-based compensation plans, stock options may be granted to eligible employees of the Company and its subsidiaries, at a price not less than the market price on the date of grant. Options granted vest, may be exercised and expire at such time as prescribed by the Compensation Committee. No option granted is exercisable beyond ten years from the grant date. The Compensation Committee may, at its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award. Such accelerated exercisability, lapse, expiration and vesting occurs automatically under certain plans in the event of a change of control of the Company.

     Following is a summary of option activity for the three years ended January 2, 1999.

                                                  1998                      1997                      1996
                                         ----------------------    ----------------------    ----------------------
                                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE                   AVERAGE
                                          OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                          -------      --------     -------      --------     -------      --------
Outstanding, beginning of year.......     6,015,400     $29.04      5,079,400     $23.63      4,169,900     $19.80
Granted..............................     4,037,100      21.00      2,086,800      39.61      2,215,400      27.62
Exercised............................      (332,100)     20.59       (563,800)     19.69     (1,050,500)     16.33
Cancelled/expired....................    (1,502,800)     33.66       (587,000)     28.81       (255,400)     25.98
                                         ----------                ----------                ----------
Outstanding, end of year.............     8,217,600      24.53      6,015,400      29.04      5,079,400      23.63
                                         ==========                ==========                ==========
Exercisable:
  At end of year.....................     3,097,100      24.61      2,071,100      22.17      1,391,900      19.60
  Upon completion of additional
    service..........................     5,120,500      24.48      3,944,300      32.65      3,187,500      24.57
  Upon completion of additional
    service and achievement of
    specified performance targets....            --         --             --         --        500,000      28.88
                                         ----------                ----------                ----------
  Total outstanding..................     8,217,600      24.53      6,015,400      29.04      5,079,400      23.63
                                         ==========                ==========                ==========
  Weighted average fair value of
    options granted during the
    year.............................                   $ 7.89                    $15.79                    $11.36
                                                        ======                    ======                    ======

     The following information is as of January 2, 1999.

                                                                               WEIGHTED
                                                                                AVERAGE
                                                                  WEIGHTED     REMAINING                    WEIGHTED
                                                     OPTIONS      AVERAGE     CONTRACTUAL      OPTIONS      AVERAGE
           RANGE OF EXERCISE PRICES                OUTSTANDING     PRICE         LIFE        EXERCISABLE     PRICE
           ------------------------                -----------    --------    -----------    -----------    --------
$ 6.38 to $14.50...............................        43,500      $13.18      5.5 Years         23,000      $12.79
$15.13 to $19.19...............................     4,705,300       18.14      5.6 Years      1,468,100       17.51
$23.88 to $27.06...............................     1,509,000       25.84      7.5 Years        927,700       25.87
$30.13 to $42.00...............................     1,959,800       39.10      8.1 Years        678,300       39.69
                                                    ---------                                 ---------
                                                    8,217,600                                 3,097,100
                                                    =========                                 =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONTINUED)

     In 1998, the Company's Board of Directors approved the repricing of certain of the Company's stock options that had been granted to employees other than executive officers and that had exercise prices higher than the then market price of Class A Common Stock. The Company took this action as a means of reestablishing the long-term incentive benefits for which the stock option plans were originally designed. In exchange for the previously granted stock options the Company granted fewer new stock options at an exercise price equal to the market price of the Class A Common Stock on the date of the exchange using a replacement formula based on the modified Black-Scholes Option Pricing Model. Consequently, the repricing resulted in no additional compensation expense to the Company. Options granted in 1998 included 720,992 options granted in the exchange.

     Following is a summary of activity in nonvested stock under the Company's compensation plans for the three years ended January 2, 1999. Nonvested stock includes restricted stock units and performance shares granted under the plans. Nonvested stock grants generally vest over periods ranging from two to three years. The Compensation Committee may, at its discretion, accelerate the vesting of any award. Vested awards under certain plans may be settled either by issuance of Class A Common Stock or in cash based on the market price of Class A Common Stock on the vesting date.

                                                               1998        1997        1996
                                                              -------    --------    --------
Outstanding, beginning of year............................    147,300     558,100     270,700
Granted...................................................    111,800     142,100     474,400
Earned upon completion of service.........................    (55,900)    (56,200)    (16,200)
Earned upon completion of service and achievement of
  specified performance targets...........................         --    (392,800)   (139,700)
Forfeited.................................................    (39,800)   (103,900)    (31,100)
                                                              -------    --------    --------
Outstanding, end of year..................................    163,400     147,300     558,100
                                                              =======    ========    ========
Weighted average grant date fair value of nonvested stock
  granted during the year.................................    $ 15.37    $  38.98    $  25.69
                                                              =======    ========    ========

     The Company has elected to follow APB 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company records no compensation expense for options granted under any of its stock plans because the exercise price of the stock options is equal to or less than the market price of the underlying Class A Common Stock on the date granted. For other stock-based compensation awards, the Company recognized compensation costs under APB 25 totaling $1,900,000, $2,200,000 and $15,700,000 in 1998, 1997 and 1996 respectively.

     FAS 123 requires the Company to disclose pro forma net earnings and earnings per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994, under the fair value method of that statement. The fair values of options under FAS 123 were estimated at each grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.81% in 1998, 6.13% in 1997, and 5.65% in 1996, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of .45 in 1998, .33 in 1997 and .36 in 1996, and an expected option life of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCK PLANS -- (CONCLUDED)

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

     For the following pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period (in thousands of dollars, except per share information):

                                                              1998        1997         1996
                                                              ----        ----         ----
Pro forma net earnings (loss)............................    123,300    $(503,800)   $141,500
Pro forma earnings (loss) per share:
  Basic..................................................    $  1.71    $   (6.77)   $   1.85
  Assuming dilution......................................    $  1.71    $   (6.77)   $   1.84

STOCKHOLDERS' EQUITY

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

     The components of other comprehensive income are as follows (in thousands of dollars):

                                                                              UNREALIZED
                                                   MINIMUM     CURRENCY        LOSSES ON
                                                   PENSION    TRANSLATION   AVAILABLE-FOR-
                                                  LIABILITY   ADJUSTMENTS   SALE SECURITIES    TOTAL
                                                  ---------   -----------   ---------------    -----
Balance, December 31, 1995......................  $   (600)    $(21,900)        $    --       $(22,500)
Minimum pension liability adjustment............      (900)                                       (900)
Currency translation adjustment.................                 12,500                         12,500
Unrealized losses on available-for-sale
  securities....................................                                 (1,400)        (1,400)
Deferred taxes relating to unrealized losses on
  available-for-sale securities.................                                    500            500
                                                  --------     --------         -------       --------
Balance, December 31, 1996......................    (1,500)      (9,400)           (900)       (11,800)
Minimum pension liability adjustment............       900                                         900
Currency translation adjustment.................                (27,600)                       (27,600)
Reclassification of available-for-sale
  securities to trading.........................                                  1,400          1,400
Reclassification of deferred taxes on
  available-for-sale securities to trading......                                   (500)          (500)
                                                  --------     --------         -------       --------
Balance, December 31, 1997......................      (600)     (37,000)             --        (37,600)
Minimum pension liability adjustment............   (10,400)                                    (10,400)
Currency translation adjustment.................                 (6,400)                        (6,400)
                                                  --------     --------         -------       --------
Balance, January 2, 1999........................  $(11,000)    $(43,400)        $    --       $(54,400)
                                                  ========     ========         =======       ========

     In November 1996 the Company's Board of Directors authorized the repurchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. In December 1996, the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

STOCKHOLDERS' EQUITY -- (CONCLUDED)
Company repurchased 440,400 shares of its Class A Common Stock at an aggregate cost of $16,600,000. In 1997, the Company repurchased 5,329,000 shares of its Class A Common Stock at an aggregate cost of $173,600,000. In early January, 1998, the Company purchased an additional 120,900 shares of its Class A Common Stock at an aggregate cost of $3,000,000. Total purchases under the program were 5,890,300 shares at an aggregate cost of $193,200,000.

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

     Approximately 7.9% of the Company's common stock at January 2, 1999 was held by Farley Inc. and Mr. Farley. Because these affiliates held all of the Class B Common Stock of the Company outstanding, which has five votes per share, they controlled approximately 30.0% of all voting rights of the Company. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock and Class B Common Stock voting together as a single class, except for the election of directors. With respect to the election of directors, holders of the Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors constituting the entire Board of Directors and, if not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. If, at the record date for any stockholder meeting at which directors are elected, the number of shares of Class B Common Stock outstanding is less than 12.5% of the total number of shares of both classes of common stock outstanding, then the holders of Class A Common Stock would vote together with the holders of Class B Common Stock to elect the remaining directors to be elected at such meeting, with the holders of Class A Common Stock having one vote per share and the holders of Class B Common Stock having five votes per share. At January 2, 1999 Farley Inc. and Mr. Farley's combined ownership of Class B Common Stock is approximately 7.9% of the total common stock of the Company outstanding. As a result, Mr. Farley does not have the sole ability to elect those members of the Company's Board of Directors who are not separately elected by the holders of the Company's Class A Common Stock.

     At January 2, 1999 and December 31, 1997, 35,000,000 shares of Preferred Stock with a par value of $.01 per share were authorized, none of which have been issued.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

OPERATING SEGMENTS

     The Company manufactures and markets basic family apparel with vertically integrated operations in the Americas (North America, Central America and the Caribbean) and in Europe. North America is the Company's principal market, accounting for more than 80% of consolidated Net sales in each of the last three years. For the North American market, capital intensive spinning, knitting and cutting operations are located in the United States. Labor intensive sewing and finishing operations are located in Central America and the Caribbean. For the European market, manufacturing operations are concentrated in Ireland, but labor intensive operations are being relocated to lower cost North African locations.

     In North America the Company is organized into three operating segments based on the products it offers. These segments are Retail Products and Activewear, the Company's historic core businesses, and Licensed Sportswear. Management allocates promotional efforts, working capital, and manufacturing and distribution capacity based on its assessment of segment operating results and market conditions. In Europe the Company is organized into a single geographic operating segment. Employing an entirely separate management team, the Company produces a different mix of garments in Ireland and North Africa for sale in Europe.

     Retail Products are offered principally under the Fruit of the Loom, BVD, Munsingwear and Gitano brand names, through major discount and mass merchandisers, wholesale clubs and other retailers. The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and fashion underwear. Casualwear offerings include a selection of basic styles of jersey and fleece tops, shorts and bottoms selections for each of the men's, women's, boys' and girls' categories. The Company designs, manufactures (including contract manufacturing) and markets women's jeanswear and jeans related sportswear. Women's and girls' underwear products include a variety of cotton, nylon and lycra panties and thongs. Childrenswear offerings include decorated underwear (generally with pictures of licensed movie or cartoon characters) and layette sets.

     The Company's Activewear segment produces and sells blank T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ and BEST BY FRUIT OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screen printers and specialty retailers, who generally apply a decoration prior to sale at retail.

     The Company's Licensed Sportswear segment sells a wide variety of quality decorated sportswear, including T-shirts, sweatshirts, shorts and outerwear to retail stores and mass merchants, primarily under the PRO PLAYER and FANS GEAR brands. Under its PRO PLAYER brand, the Company designs and markets heavyweight jackets, lightweight jackets, headwear and other outerwear and T-shirts and fleecewear bearing logos or insignia under licenses granted by major professional sports leagues, professional players and many colleges and universities in the United States.

     European product offerings consist of T-shirts, fleecewear and polo shirts sold to the imprint market, with distribution similar to the Company's Activewear segment, and also to the retail market, primarily under the FRUIT OF THE LOOM label.

     Consolidated revenues and operating earnings (loss) in the following tables correspond to Net sales and Operating earnings (loss) in the Company's Consolidated Statement of Operations. Segment and other detail is derived from the Company's internal management reporting system. Other revenues consist of external sales of yarn and cloth. Other operating earnings consist of margin on external sales of yarn and cloth and net external royalty income. Nonrecurring items relate to the 1997 special charges and finalization of certain estimates included in special charges. See "SPECIAL CHARGES." Nonrecurring items in 1997 include the effect of the change in the Company's method of determining the cost of inventories. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- INVENTORIES."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

OPERATING SEGMENTS -- (CONTINUED)
     The accounting policies of the reportable segments are the same as those described in "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The Company evaluates performance and allocates resources based on operating income. The Company does not allocate interest expense to reportable segments.

     Total foreign revenues as a percent of consolidated revenues totalled 16.7% in 1998, 16.6% in 1997 and 15.0% in 1996. No individual foreign country accounted for as much as 5% of consolidated revenues in any of the periods reported. Sales to one Retail Products customer amounted to approximately 16.7%, 18.8% and 16.8% of consolidated net sales in 1998, 1997 and 1996, respectively. Additionally, sales to a second Retail Products customer amounted to approximately 12.0%, 14.7% and 12.2% of consolidated net sales in 1998, 1997 and 1996, respectively.

                                                                                   OPERATING
                                                   REVENUES                     EARNINGS (LOSS)
                                        ------------------------------   ------------------------------
                                          1998       1997       1996       1998       1997       1996
                                        --------   --------   --------   --------   --------   --------
                                                                 $ IN MILLIONS
Retail Products.......................  $1,095.4   $1,101.9   $1,212.0   $  102.8   $   61.0   $  151.3
Activewear............................     589.0      575.4      760.0       68.1       66.8      125.2
Sports & Licensing....................     185.5      208.7      211.3        7.8        5.9       16.2
Europe................................     268.7      253.9      264.1       29.7       35.4       32.3
Other.................................      31.7         --         --       15.8       14.5       10.1
Goodwill amortization.................        --         --         --      (26.6)     (26.8)     (26.7)
Nonrecurring items....................        --         --         --       37.3     (444.5)       9.8
                                        --------   --------   --------   --------   --------   --------
Consolidated..........................  $2,170.3   $2,139.9   $2,447.4   $  234.9   $ (287.7)  $  318.2
                                        ========   ========   ========   ========   ========   ========

     Assets reported for Retail Products and for Activewear consist of accounts receivable and finished goods inventories. Unallocated Retail Products and Activewear assets consist primarily of property, plant and equipment and goodwill. Depreciation expense is allocated to Retail Products and to Activewear operating earnings even though property, plant and equipment is not identifiable or allocable to those operating segments.

     Consolidated long-lived assets, consisting of property, plant and equipment, goodwill and other noncurrent assets, excluding deferred tax assets and financial instruments, totalled $1,310,900,000 at January 2, 1999, $1,401,800,000 at December 31, 1997 and $1,698,200,000 at December 31, 1996.
Long-lived assets in foreign countries (consisting of property, plant and equipment) as a percent of consolidated totalled 12.9% at January 2, 1999, 11.3% at December 31, 1997 and 13.2% at December 31, 1996. Long-lived assets in the Republic of Ireland as a percent of consolidated totalled 4.2% at January 2, 1999, 3.9% at December 31, 1997 and 5.6% at December 31, 1996.

                                                        TOTAL ASSETS            CAPITAL EXPENDITURES
                                               ------------------------------   ---------------------
                                                 1998       1997       1996     1998    1997    1996
                                               --------   --------   --------   -----   -----   -----
                                                                   $ IN MILLIONS
Retail Products..............................  $  327.1   $  327.9   $  339.3   $  --   $  --   $  --
Activewear...................................     264.9      289.0      263.6      --      --      --
Unallocated Retail Products and Activewear...   1,506.3    1,648.5    1,756.3    33.4    51.4    40.6
Sports & Licensing...........................     121.2      103.6       94.1      .9      .3      .4
Europe.......................................     276.0      267.5      340.1     7.6     3.7     3.5
Sale of accounts receivable..................    (205.7)    (153.4)    (200.0)     --      --      --
                                               --------   --------   --------   -----   -----   -----
Consolidated.................................  $2,289.8   $2,483.1   $2,593.4   $41.9   $55.4   $44.5
                                               ========   ========   ========   =====   =====   =====

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

OPERATING SEGMENTS -- (CONCLUDED)

                                                                   DEPRECIATION
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----   ------   ------
                                                                  ($ IN MILLIONS)
Retail Products.............................................  $39.6   $ 70.3   $ 64.5
Activewear..................................................   24.0     35.7     42.7
Sports & Licensing..........................................    1.7       .8       .8
Europe......................................................    8.9     11.0     13.8
                                                              -----   ------   ------
Consolidated................................................  $74.2   $117.8   $121.8
                                                              =====   ======   ======

PENSION PLANS

     The following table sets forth the changes in the pension benefit obligation and fair value of plan assets, the amounts recognized in the Company's Consolidated Balance Sheet and the funded status of the plans (in thousands of dollars):

                                                                  1998        1997
                                                                --------    --------
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........    $239,400    $226,600
Service cost................................................       9,700      11,100
Interest cost...............................................      17,900      17,700
Plan participants' contributions............................         400         400
Amendments..................................................        (100)        800
Actuarial loss..............................................      25,000       4,000
Foreign currency translation................................         100      (1,000)
Benefits paid...............................................     (25,500)    (20,200)
                                                                --------    --------
Projected benefit obligation at end of year.................    $266,900    $239,400
                                                                ========    ========
Change in plan assets:
Fair value of plan assets at beginning of year..............    $207,100    $196,100
Actual return on plan assets................................      14,300      13,900
Employer contribution.......................................       5,700      17,700
Plan participants' contributions............................         400         400
Foreign currency translation................................         100        (900)
Benefits paid...............................................     (25,500)    (20,200)
                                                                --------    --------
Fair value of plan assets at end of year....................    $202,100    $207,000
                                                                ========    ========
Funded status...............................................    $(64,800)   $(32,400)
Unrecognized net actuarial loss.............................      44,800      15,000
Unrecognized prior service cost.............................       2,500       3,100
Accrued unrecognized net transition asset...................      (2,800)     (3,700)
                                                                --------    --------
Net amount recognized.......................................    $(20,300)   $(18,000)
                                                                ========    ========
Amounts recognized in the statement of financial position
  consist of:
Prepaid pension cost........................................    $    700    $    300
Accrued benefit liability...................................     (33,900)    (29,000)
Intangible asset............................................       1,900       2,600
Accumulated other comprehensive income......................      11,000       8,100
                                                                --------    --------
Net amount recognized.......................................    $(20,300)   $(18,000)
                                                                ========    ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

PENSION PLANS -- (CONTINUED)

                                                                YEAR ENDED     YEAR ENDED
                                                                JANUARY 2,    DECEMBER 31,
                                                                   1999           1997
                                                                ----------    ------------
Weighted-average assumptions:
  Discount rate.............................................      7.125%          7.50%
  Rates of increase in compensation levels..................        4-7%           4-7%
  Expected long-term rate of return on assets...............         10%            10%

                                                                         YEAR ENDED
                                                              --------------------------------
                                                                1998        1997        1996
                                                                ----        ----        ----
Components of net periodic benefit cost:
  Service cost -- benefits earned during the period.........  $  9,700    $ 11,100    $ 12,100
  Interest cost on projected benefit obligation.............    17,900      14,400      13,500
  Expected return on plan assets............................   (19,300)    (15,600)    (13,700)
  Amortization of unrecognized net loss.....................       600       1,300         700
  Amortization of prior service cost........................       500         300         200
  Amortization of unrecognized January 1, 1987 net
     transition asset.......................................      (900)     (1,300)     (1,300)
  Curtailment loss..........................................      (100)         --         400
                                                              --------    --------    --------
  Net periodic pension cost.................................  $  8,400    $ 10,200    $ 11,900
  Effect of assumption of Acme Boot Pension Plan............        --        (100)      1,500
                                                              --------    --------    --------
  Restated net periodic pension cost........................  $  8,400    $ 10,100    $ 13,400
                                                              ========    ========    ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligations in excess of plan assets were $260,700,000, $229,200,000 and $195,700,000, respectively, as of January 2, 1999, and $51,700,000, $51,200,000
and $39,400,000, respectively, as of December 31, 1997.

     In April of 1998, Acme Boot Company, Inc. ("Acme") and the Company signed an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") which settled a dispute between Acme and the PBGC as to whether Acme was a member of the Company's "Control Group" for ERISA purposes as of May 21, 1993 and thus liable to the PBGC for the unfunded benefit liabilities of the Acme Boot Company, Inc. Pension Plan (the "Acme Plan"). Under the terms of the agreement, the Company assumed the Acme Plan on June 26, 1998. All prior years have been restated to reflect the assumption of the Acme Plan.

     Plan assets for the Company's funded plans, which are primarily invested in domestic debt securities, international and domestic equity securities, real estate and venture capital funds, are commingled in a master trust which includes the assets of the pension plan sponsored by the Company and a pension plan sponsored by Farley Inc. (the "Master Trust"). The Company and Farley Inc. are separate control groups for purposes of ERISA.

     Included in the Master Trust assets at January 2, 1999 and December 31, 1997 were 647,852 shares (with a cost of $5,100,000 and a market value of $8,900,000 and $16,600,000, respectively) of the Company's Class A Common Stock. Of these shares 426,843 shares are allocated to the Plan and 221,009 shares are allocated to the Farley Inc. Retirement Plan.

     As of January 2, 1999 and December 31, 1997, the Master Trust holds 348,012 shares (with a cost of $7,700,000 and a market value of $4,800,000 and $8,900,000, respectively) of the Company's Class A Common Stock (these shares are in addition to the 647,852 shares noted in the immediately preceding paragraph) that are specifically identified to the retirement plan of Farley Inc. Any change in market value

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

PENSION PLANS -- (CONCLUDED)
associated with these shares is allocated entirely to the Farley Inc. plan and does not affect the Master Trust Allocated Assets.

     The Company sponsors a 401(k) defined contribution plan for all non-highly compensated domestic salaried employees. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the United States Internal Revenue Service (the "IRS"). The Company makes matching contributions which equal 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this Plan amounted to $800,000, $900,000 and $800,000 during 1998, 1997 and 1996, respectively.

DEPRECIATION EXPENSE

     Depreciation expense, including amortization of capital leases, approximated $74,200,000, $117,800,000 and $121,800,000 in 1998, 1997 and 1996,
respectively.

ADVERTISING EXPENSE

     Advertising, which is expensed as incurred, approximated $64,600,000, $80,800,000, and $81,600,000 in 1998, 1997 and 1996, respectively.

INCOME TAXES

     Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          JANUARY 2,    DECEMBER 31,    DECEMBER 31,
                                                             1999           1997            1996
                                                          ----------    ------------    ------------
  Income tax provision on earnings (loss) from
     continuing operations............................      $7,100        $(66,300)       $31,600
  Discontinued operations.............................          --              --             --
                                                            ------        --------        -------
  Total income tax provision..........................      $7,100        $(66,300)       $31,600
                                                            ======        ========        =======

     Included in earnings (loss) from continuing operations before income tax provision are foreign earnings of $146,700,000, $57,900,000 and $92,800,000 in
1998, 1997 and 1996, respectively. These amounts include foreign taxable earnings of $1,600,000 in 1996 and foreign taxable losses of $3,400,000 and $46,400,000 in 1998 and 1997, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONTINUED)

     The components of income tax provision related to earnings (loss) from continuing operations were as follows (in thousands of dollars):

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          JANUARY 2,    DECEMBER 31,    DECEMBER 31,
                                                             1999           1997            1996
                                                          ----------    ------------    ------------
Current:
  Federal.............................................     $ 10,200       $ (1,700)       $ 6,500
  State...............................................        1,200             --          1,900
  Foreign.............................................        1,800             --             --
                                                           --------       --------        -------
Total current.........................................       13,200         (1,700)         8,400
                                                           --------       --------        -------
Deferred:
  Federal.............................................       (6,500)       (64,300)        19,200
  State...............................................           --             --          3,700
  Foreign.............................................          400           (300)           300
                                                           --------       --------        -------
Total deferred........................................       (6,100)       (64,600)        23,200
                                                           --------       --------        -------
Total income tax provision............................     $  7,100       $(66,300)       $31,600
                                                           ========       ========        =======

     The income tax rate on earnings (loss) from continuing operations before cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                               YEAR ENDED
                                             ----------------------------------------------
                                             JANUARY 2,      DECEMBER 31,      DECEMBER 31,
                                                1999             1997              1996
                                             ----------      ------------      ------------
Federal statutory rate...................       35.0%           (35.0)%            35.0%
Deferred tax asset valuation allowance...      (11.3)            14.2                --
Reversal of income tax accruals..........         --               --             (13.5)
Interest on prior years' taxes...........         --              5.4                --
Foreign operating earnings...............      (30.3)            (3.3)            (10.5)
Goodwill amortization....................        6.5              2.4               5.3
State income taxes, net of Federal tax
  benefit................................        3.5               --               2.0
Other-net................................        1.6              1.6              (0.6)
                                               -----            -----             -----
  Effective rate.........................        5.0%           (14.7)%            17.7%
                                               =====            =====             =====

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $379,300,000 at January 2, 1999. $259,200,000 of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the other foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, of approximately $90,700,000 would be due, a portion of which may be offset for financial statement reporting purposes by the reduction of the valuation allowance provided against deferred tax assets.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

INCOME TAXES -- (CONCLUDED)

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                                JANUARY 2,    DECEMBER 31,
                                                                   1999           1997
                                                                ----------    -------------
Depreciation and amortization...............................    $ 164,500       $ 155,800
Items includible in future tax years........................      102,400          81,100
                                                                ---------       ---------
  Gross deferred tax liabilities............................      266,900         236,900
                                                                ---------       ---------
Inventory valuation reserves................................      (33,600)        (35,600)
Accrued employee benefit expenses...........................      (31,400)        (47,400)
Acquired tax benefits and basis differences.................      (38,900)        (49,600)
Allowance for possible losses on receivables................       (4,500)         (5,400)
Fixed asset impairment......................................      (59,400)        (60,300)
Residual value guarantees of leased equipment...............      (22,900)        (22,900)
NOL and tax credit carryforwards............................      (67,400)         (4,500)
Items deductible in future tax years........................      (93,600)       (105,600)
                                                                ---------       ---------
  Gross deferred tax assets.................................     (351,700)       (331,300)
                                                                ---------       ---------
  Valuation allowance.......................................       48,100          64,100
                                                                ---------       ---------
  Net deferred tax (asset) liability........................    $ (36,700)      $ (30,300)
                                                                =========       =========

     As a result of the migration of certain of its operations to offshore locations and the planned reorganization of the Company, future operations may not generate sufficient U.S. sourced income to utilize all of the net deferred tax benefits generated by operations through January 2, 1999. Consequently, the Company recorded a deferred tax asset valuation allowance of $48,100,000 as of January 2, 1999. The deferred tax asset valuation allowance decreased by $16,000,000 during 1998 as a result of taxable earnings in 1998.

     The Company has net operating loss carryforwards of approximately $140,300,000 that expire in 2018. The Company also has alternative minimum tax credit carryforwards of approximately $15,400,000 that have an unlimited carryforward period. Finally, the Company has approximately $500,000 of research and development and foreign tax credit carryforwards that expire in 2000.

     In March 1992 the Company received a refund of approximately $60,000,000 relating to Federal income taxes paid by Northwest plus interest thereon applicable to the tax years 1964-1968. However, in September 1992 the IRS issued a statutory notice of deficiency in the amount of approximately $7,300,000 for the taxable years from which the March 1992 refund arose, exclusive of interest which would accrue from the date the IRS asserted the tax was due until payment. In October 1994, the United States Tax Court ruled in favor of the Company in the above case. On January 5, 1996, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the United States Tax Court. The IRS had a period of 90 days from the date of the decision to petition for review by the United States Supreme Court. The IRS did not petition for a review and, accordingly, the case is now closed. Effective December 31, 1996, for Federal income tax purposes, all years through December 31, 1991, were closed. As a result, excess income tax liabilities totaling $24,100,000 for tax years through December 31, 1991 were reversed and reduced income tax expense in 1996.

     Cash refunds of income taxes totalled $60,000,000 in 1998. Cash payments for income taxes were $11,200,000 and $13,600,000 in 1997 and 1996, respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

OTHER INCOME (EXPENSE)-NET

     Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim stemming from Hurricane Mitch, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,900,000. Net other expense in 1997 consisted principally of special charges totalling $32,400,000, a $32,000,000 provision for loss based on the Company's analysis of its exposure under the Acme Boot debt guarantees and accounts receivable securitization costs of $11,800,000. Net other expense in 1996 consisted principally of a $35,000,000 provision for loss based on the Company's analysis of its exposure under the Acme Boot debt guarantees and accounts receivable securitization costs of $1,700,000. The Acme Boot debt guarantees are discussed under "CONTINGENT LIABILITIES." Special charges recorded in 1997 are discussed under "SPECIAL CHARGES." The Company's receivable securitization program is discussed under "SALE OF ACCOUNTS RECEIVABLE."

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               1998             1997             1996
                                                               ----             ----             ----
NUMERATOR:
Earnings (loss) from continuing operations.............      $ 135,900        $(385,400)       $ 146,600
Discontinued operations -- LMP litigation..............             --         (102,200)              --
                                                             ---------        ---------        ---------
Net earnings (loss)....................................      $ 135,900        $(487,600)       $ 146,600
                                                             =========        =========        =========
DENOMINATOR:
Denominator for basic earnings per share -- weighted
  average shares outstanding...........................         72,000           74,400           76,400
Effect of dilutive employee stock options..............            300               --              700
                                                             ---------        ---------        ---------
Denominator for diluted earnings per share -- weighted
  average shares outstanding and assumed conversions...         72,300           74,400           77,100
                                                             =========        =========        =========
Earnings (loss) per common share:
  Continuing operations................................          $1.89           $(5.18)           $1.92
  Discontinued operations -- LMP litigation............             --            (1.37)              --
                                                             ---------        ---------        ---------
     Net earnings (loss)...............................          $1.89           $(6.55)           $1.92
                                                             =========        =========        =========
Earnings (loss) per common share -- assuming dilution:
  Continuing operations................................          $1.88           $(5.18)           $1.90
  Discontinued operations -- LMP litigation............             --            (1.37)              --
                                                             ---------        ---------        ---------
  Net earnings (loss)..................................          $1.88           $(6.55)           $1.90
                                                             =========        =========        =========

     Because diluted EPS increases in 1997 from a loss of $6.55 to a loss of $6.49, the effect of employee stock options (700,000 shares) are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as a loss of $6.55 in 1997.

RELATED PARTY TRANSACTIONS

     As a part of the 1995 special charge, the Company decided to integrate into the Company's Bowling Green, Kentucky operations certain functions historically performed by Farley Industries, Inc. ("FII") personnel. In connection with this effort, the Board of Directors determined that the Company's management

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS -- (CONTINUED) agreement with FII should not be renewed for 1996 and that the general management functions previously performed by FII under the agreement should be assumed directly by the Company. Accordingly, effective January 1, 1996, the Company severed its relationship with FII and directly employed certain persons previously employed by FII who provide such services.

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

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS -- (CONCLUDED) the above mentioned proceeds. In connection with the 1993 transaction the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme under the Acme Boot Credit Facility and the New Acme Credit Agreement. Farley Inc. owns 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of Farley Inc. Other expense-net includes charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively, related to the Company's evaluation of its exposure under the guarantee.

     In addition, through July 1998, the Company loaned Acme Boot $9,000,000 to provide Acme Boot with supplemental working capital. These loans were made in the form of demand notes payable and were senior to all other outstanding indebtedness of Acme Boot. These loans were repaid by Acme Boot upon the sale of its business in the third quarter of 1998.

     In June 1998, Acme Boot entered into agreements with unrelated parties for the sale of certain assets and its business. Financing for the sale of the business was completed in the third quarter of 1998, at which time the Company paid $65,900,000 to satisfy the Acme Boot guarantees in full. Other income (expense) -- net for 1998 in the accompanying Consolidated Statement of Operations includes income of $6,400,000 from the sale of Acme Boot and the settlement of this liability. See "CONTINGENT LIABILITIES."

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

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, guaranteed a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. In consideration of the guarantee, Mr. Farley pays the Company an annual guarantee fee equal to 1 1/8% of the outstanding principal balance of the loan. The loan is secured by a second lien on 2,507,512 shares of Class B Common Shares of the Company held by Mr. Farley and the assets held for the benefit of Mr. Farley under the Company's Senior Executive Officer Deferred Compensation Trust. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. See "CONTINGENT LIABILITIES."

SUBSEQUENT EVENTS

     On March 4, 1999, the Company became a subsidiary of Fruit of the Loom, Ltd. ("FTL Ltd."), a Cayman Islands holding company, pursuant to a reorganization (the "Reorganization") approved by the stockholders of the Company on November 12, 1998. In connection with the Reorganization, all outstanding shares of Class A Common Stock of the Company were automatically converted into Class A ordinary shares of FTL, Ltd. ("FTL Ltd. Class A Shares") and all outstanding shares of Class B Common Stock of the Company were automatically converted into shares of exchangeable participating preferred stock of the Company ("Company Preferred Stock"). The holders of the Company Preferred Stock also received, in the aggregate, four Class B redeemable ordinary shares of FTL, Ltd. ("FTL Ltd. Class B Shares"). Except as provided by law or FTL Ltd.'s Amended and Restated Memorandum of Association, the FTL Ltd. Class B Shares, in the aggregate, have voting rights equal to five times the number of shares of Company Preferred Stock held by William Farley and his affiliates then outstanding. As of March 22, 1999, the record date for the FTL Ltd. annual meeting, there were 5,229,421 shares of Company Preferred Stock outstanding and 66,851,070 FTL Ltd. Class A Shares outstanding. Each FTL Ltd. Class B Share had voting rights as of March 22, 1999 equivalent to 6,536,776.3 votes per share. All of the outstanding FTL Ltd. Class A Shares and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

SUBSEQUENT EVENTS -- (CONCLUDED)
FTL Ltd. Class B Shares are entitled to vote at the meeting. In connection with the Reorganization, the Rights Plan has been amended and the existing rights expired immediately prior to the Merger. FTL, Ltd. does not presently intend to adopt a plan similar to the Rights Plan.

     In connection with the Reorganization, the Company is required to make an offer, within 90 days of the consummation of the Merger, to purchase the entire principal amount equal to $250,000,000 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. If all holders of the 7 7/8% Senior Notes accept such a purchase offer, the aggregate purchase price would be $252,500,000 plus accrued and unpaid interest. On March 25, 1999, the Company issued $250,000,000 8 7/8% Senior Notes due April 2006 (the "Senior Notes"). Proceeds from the Senior Notes were approximately $242,700,000 and were initially used to repay outstanding borrowings under the Company's Bank Credit Agreement. The availability under the Bank Credit Agreement created through this repayment of outstanding borrowings is expected to be used to satisfy the Company's repurchase obligations with respect to the 7 7/8% Senior Notes or to repay the 7 7/8% Senior Notes at maturity.

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, increased the guarantee to $65,000,000 in connection with Mr. Farley's refinancing and retirement of the $26,000,000 and $12,000,000 loans and other indebtedness of Mr. Farley. See "RELATED PARTY TRANSACTIONS." The Company's obligations under the guarantee are secured by 2,507,512 shares of Company Preferred Stock (issued subsequent to year end in connection with the Reorganization) and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. In addition, in October 1998, the Company advanced $3,500,000 to Mr. Farley which was repaid in March 1999.

     Subsequent to year-end, the Company has held negotiations with the Industrial Development Agency of the Republic of Ireland. As a result of these negotiations, the amount of the contingent liability the Company has to repay, in whole or in part, for grants received has been reduced to approximately $27,300,000 in the event that the Company does not meet revised defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                         QUARTER
                                 -------------------------------------------------------          TOTAL
                                 FIRST        SECOND          THIRD            FOURTH             YEAR
                                 -----        ------          -----            ------             -----
1998
Net sales......................  $457.2       $628.0         $ 593.7           $ 491.4          $2,170.3
Gross earnings.................   147.7        206.6           179.1              72.1             605.5
Operating earnings.............    58.0        102.7            71.7               2.5(1)          234.9(1)
Net earnings (loss)............    31.2         65.3            50.4             (11.0)            135.9
Earnings per common share:
  Basic........................     .43          .91             .70              (.15)             1.89
  Assuming Dilution............     .43          .90             .70              (.15)             1.88
1997
Net sales......................  $501.0       $640.7         $ 569.7           $ 428.5          $2,139.9
Gross earnings(4)..............   142.8        166.2           163.7              22.8             495.5
Operating earnings (loss)......    52.4         52.3            40.2            (432.6)           (287.7)
Earnings (loss) from continuing
  operations...................    22.6         20.0           (24.1)(2)        (403.9)(5)        (385.4)(2,5)
Net earnings (loss)............    22.6         20.0          (125.3)(3)        (404.9)           (487.6)(3)
Earnings per common share from
  continuing operations(6):
  Basic........................     .30          .27            (.33)            (5.56)            (5.18)
  Assuming Dilution............     .29          .26            (.33)            (5.56)            (5.18)

-------------------------
(1) Reflects the reversal of a pretax charge of $22.0 related to a compensation agreement at Pro Player and an $8.4 reduction in selling, general and administrative expense resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(2) Includes a pretax charge of $32.0 related to the Company's evaluation of its expense under the guarantee of the debt of Acme Boot.

(3) Includes pretax charges of $101.2 for the third quarter and $102.2 for the year related to discontinued operations for a litigation judgement.

(4) In the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The change increased (decreased) previously reported results as follows:

                                                                             QUARTER
                                                                    -------------------------
                                                                    FIRST    SECOND    THIRD
                                                                    -----    ------    -----
    1997
      Gross earnings............................................    $ 2.2    $ (5.0)   $ 21.6
      Earnings (loss) from continuing operations................      1.4      (3.2)     14.0
      Earnings per common share from continuing operations
         Basic..................................................     0.02     (0.04)     0.19
         Diluted................................................     0.02     (0.04)     0.19

     The accounting change increased the net loss for the fourth quarter of 1997 by $40.0 or $.55 per share.

(5) In the fourth quarter of 1997, the Company recorded charges totaling $441.7 ($372.2 after tax) for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities.

(6) Earnings per share amounts for the first three quarters of 1997 have been restated to comply with FAS 128 "Earnings per Share".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of January 2, 1999, were as follows. All executive officers retained the same positions with FTL Ltd. after the Reorganization.

                NAME                     AGE                            POSITION
                ----                     ---                            --------
William Farley.......................    56     Chairman of the Board, Chief Executive Officer,
                                                President and Chief Operating Officer
G. William Newton....................    46     Vice President -- Finance, Acting Chief Financial
                                                Officer
John W. Salisbury, Jr................    50     President -- Retail
Felix Sulzberger.....................    47     President -- European Operations
Vincent J. Tyra......................    33     President -- Activewear
Edgar F. Turner......................    55     Executive Vice President -- Operations
Brian J. Hanigan.....................    40     Vice President -- Treasurer
John J. Ray III......................    40     Vice President, General Counsel and Secretary

     WILLIAM FARLEY. Mr. Farley has been Chairman of the Board and Chief Executive Officer of the Company since May 1985. In February 1998, Mr. Farley was appointed to the positions of President and Chief Operating Officer. For more than five years, Mr. Farley has also been Chairman and Chief Executive Officer of Farley Industries, Inc. He has held substantially similar positions with Farley Inc. for more than the past five years. Mr. Farley has also been Chairman of the Board of Acme Boot, a subsidiary of Farley Inc., for more than the past five years.

     G. WILLIAM NEWTON. Mr. Newton has served as Vice President -- Finance of the Company since August 1994 and as acting Chief Financial Officer since August 1998. From before 1993 until April 1994, Mr. Newton was Vice President and Chief Financial Officer of Allegro MicroSystems, a manufacturer of semiconductors supplying the automotive, electronic and telecommunications industries worldwide.

     JOHN W. SALISBURY, JR. Mr. Salisbury has served as President -- Retail Products since September 1997. From 1994 to 1996, Mr. Salisbury was President and Chief Executive Officer of the Aris Isotoner Division of Sara Lee Corporation, a consumer products company. From 1993 to 1994, Mr. Salisbury served as Vice President and General Manager of the Vanity Fair Division of VF Corporation, an apparel company.

     FELIX SULZBERGER. Mr. Sulzberger has served as President -- European Operations since December 1997. Prior to December 1997, Mr. Sulzberger served as General Manager of Levi Strauss and Co., an apparel company.

     VINCENT J. TYRA. Mr. Tyra has served as President -- Activewear since April 1998 and since September 1997 as Executive Vice President -- Activewear. Before September 1997, Mr. Tyra was Executive Vice President of T-Shirts & More, a wholesale distributor of activewear.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- (CONCLUDED) EDGAR F. TURNER. Mr. Turner has served as Executive Vice President --
Operations since March 1998. Mr. Turner was Senior Vice President of Operations and Senior Vice President of Manufacturing for Warnaco -- Intimate Apparel Worldwide, an apparel company, from 1992 to 1998.

     BRIAN J. HANIGAN. Mr. Hanigan was appointed Vice President and Treasurer of the Company in February 1997. Mr. Hanigan was Assistant Treasurer of the Company from before 1993 until February 1997.

     JOHN J. RAY III. Mr. Ray was appointed Vice President and Assistant Secretary of the Company in February 1998. Mr. Ray was appointed Secretary in November 1998 and General Counsel in December 1998. From before 1993 until January 1998, Mr. Ray was Vice President and General Counsel of various operating groups of Waste Management, Inc. and its affiliates, providers of waste management and environmental services.

     Information relating to the directors of the Company is set forth in the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on May 18, 1999 (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

     Also, in April 1995, Acme Boot entered into an additional secured credit facility with its bank lender (the "New Acme Credit Agreement"). The New Acme Credit Agreement provides for up to $37,000,000 in borrowings and expires in January 1998. In April 1995, Acme Boot used approximately $25,400,000 under this facility to repurchase certain of its debt, preferred stock and common stock. In November 1995, Acme Boot used approximately $11,300,000 under this facility to repurchase substantially all of the remaining portions of its publicly held debt, preferred stock and common stock issues. The New Acme Credit Agreement is secured by a second lien on substantially all of the assets of Acme Boot and its subsidiaries. In addition, the Company has guaranteed, on an unsecured basis, repayment of debt incurred or created under the New Acme Credit Agreement. In exchange for the additional guarantee, the Company received $6,000,000 of initial liquidation

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- (CONCLUDED) preference of Acme Boot's Series C 10% Redeemable Junior Preferred Stock. The Company has fully reserved for the amount of such Junior Preferred Stock.

     As a result of the Acme Boot operating performance and management's assessment of existing facts and circumstances of Acme Boot's financial condition, the Company increased its reserve relating to the Company's guarantee of debt secured under the Acme Boot guarantees from $35,000,000 to $67,000,000 in the third quarter of 1997 related to the Company's evaluation of its exposure under the Acme Boot guarantees.

     In addition, through July 1998, the Company loaned Acme Boot $9,000,000 to provide Acme Boot with supplemental working capital. These loans were made in the form of demand notes payable and were senior to all other outstanding indebtedness of Acme Boot. These loans were repaid by Acme Boot upon the sale of its business in the third quarter of 1998.

     In June 1998, Acme Boot entered into agreements with unrelated parties for the sale of certain assets and its business. Financing for the sale of the business was completed in the third quarter of 1998, at which time the Company paid $65,900,000 to satisfy the Acme Boot guarantees in full. Other income (expense) -- net for 1998 in the accompanying Consolidated Statement of Operations includes income of $6,400,000 from the sale of Acme Boot and the settlement of this liability.

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

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, increased the guarantee to $65,000,000 in connection with Mr. Farley's refinancing and retirement of the $26,000,000 and $12,000,000 loans described above and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are secured by 2,507,512 shares of Company Preferred Stock and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. In addition, in October 1998, the Company advanced $3,500,000 to Mr. Farley which was repaid in March 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

        1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 27 are filed as part of this Annual Report.

        2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 27 is filed as part of this Annual Report.

        3. Exhibits

     The exhibits listed in the Index to Exhibits on pages 78 and 79 are filed as part of this Annual Report.

(b) Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 2, 1999.

                                          FRUIT OF THE LOOM, INC.

                                          By:     /s/ G. WILLIAM NEWTON

                                            ------------------------------------
                                                     (G. William Newton
                                               Vice President-Finance, Acting
                                                  Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 2, 1999.

                    NAME                                              CAPACITY
                    ----                                              --------
             /s/ WILLIAM FARLEY                Chairman of the Board and Chief Executive Officer,
---------------------------------------------  President and Chief Operating Officer (Principal
              (William Farley)                 Executive Officer) and Director

            /s/ G. WILLIAM NEWTON              Vice President-Finance, Acting Chief Financial Officer
---------------------------------------------  (Principal Financial and Accounting Officer)
             (G. William Newton)

            /s/ OMAR Z. AL ASKARI              Director
---------------------------------------------
             (Omar Z. Al Askari)

          /s/ DENNIS S. BOOKSHESTER            Director
---------------------------------------------
           (Dennis S. Bookshester)

            /s/ HENRY A. JOHNSON               Director
---------------------------------------------
             (Henry A. Johnson)

            /s/ MARK H. MCCORMACK              Director
---------------------------------------------
             (Mark H. McCormack)

              /s/ A. LORNE WEIL                Director
---------------------------------------------
               (A. Lorne Weil)

          /s/ SIR BRIAN G. WOLFSON             Director
---------------------------------------------
           (Sir Brian G. Wolfson)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED JANUARY 2, 1999 AND DECEMBER 31, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                ADDITIONS
                                                       ---------------------------
                                          BALANCE AT   CHARGED TO     CHARGED TO                      BALANCE
                                          BEGINNING    COSTS AND    OTHER ACCOUNTS                    AT END
DESCRIPTION:                              OF PERIOD     EXPENSES        (1)(2)       DEDUCTIONS(3)   OF PERIOD
------------                              ----------   ----------   --------------   -------------   ---------
YEAR ENDED JANUARY 2, 1999:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 5,700      $    --        $  2,700         $ 1,700       $ 6,700
  Sales discounts, returns, and
     allowances.........................     6,200       27,700           5,700          34,300         5,300
                                           -------      -------        --------         -------       -------
                                           $11,900      $27,700        $  8,400         $36,000       $12,000
                                           =======      =======        ========         =======       =======
YEAR ENDED DECEMBER 31, 1997:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 9,100      $ 2,300        $ (2,300)        $ 3,400       $ 5,700
  Sales discounts, returns, and
     allowances.........................    11,500       52,200         (17,400)         40,100         6,200
                                           -------      -------        --------         -------       -------
                                           $20,600      $54,500        $(19,700)        $43,500       $11,900
                                           =======      =======        ========         =======       =======
Reserves included in Other accounts
  payable and accrued expenses..........   $20,900      $    --        $(20,900)        $    --       $    --
                                           =======      =======        ========         =======       =======
YEAR ENDED DECEMBER 31, 1996:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $15,200      $ 5,900        $ (1,100)        $10,900       $ 9,100
  Sales discounts, returns, and
     allowances.........................    11,400       51,200         (15,500)         35,600        11,500
                                           -------      -------        --------         -------       -------
                                           $26,600      $57,100        $(16,600)        $46,500       $20,600
                                           =======      =======        ========         =======       =======
Reserves included in Other accounts
  payable and accrued expenses..........   $    --      $    --        $ 20,900         $    --       $20,900
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(A)(3) AND 14(C))

                                     DESCRIPTION
                                     -----------
 3(a)*  --   Restated Certificate of Incorporation of the Company and
             Certificate of Amendment of the Restated Certificate of
             Incorporation of the Company (incorporated herein by
             reference to Exhibit 3 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1993).
 3(b)*  --   By-Laws of the Company (incorporated herein by reference to
             Exhibit 4(b) to the Company's Registration Statement on Form
             S-2, Reg. No. 33-8303 (the "S-2")).
 4(a)*  --   $900,000,000 Credit Agreement dated as of September 19, 1997
             (the "Credit Agreement"), among the several banks and other financial institutions from time to time parties thereto
             (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers
             Trust Company, The Bank of New York and the Bank of Nova
             Scotia, as co-agents (incorporated herein by reference to
             Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1997).
 4(b)*  --   Rights Agreement, dated as of March 8, 1996 between Fruit
             the Loom, Inc. and Chemical Mellon Shareholder Services,
             L.L.C., Rights Agent (incorporated herein by reference to
             Exhibit 4(c) to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1995).
 4(c)   --   First Amendment to Credit Agreement dated March 26, 1998;
             Second Amendment to Credit Agreement dated July 2, 1998;
             Third Amendment to Credit Agreement dated December 31, 1998;
             Fourth Amendment to Credit Agreement dated March 10, 1999;
             Second Amended and Restated Pledge Agreement dated March 10,
             1999 related to the Credit Agreement; and Bond Pledge
             Agreement dated March 10, 1999 related to the Credit
             Agreement.
10(a)*  --   Fruit of the Loom 1989 Stock Grant Plan dated January 1,
             1989 (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1988).
10(b)*  --   Fruit of the Loom 1987 Stock Option Plan (incorporated
             herein by reference to Exhibit 10(b) to the S-2).
10(c)*  --   Fruit of the Loom Stock Option Agreement for Richard C.
             Lappin (incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991).
10(d)*  --   Fruit of the Loom 1992 Executive Stock Option Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 33-57472).
10(e)*  --   Fruit of the Loom, Inc. Directors' Stock Option Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 33-50499).
10(f)*  --   Fruit of the Loom, Inc. 1995 Non-Employee Directors' Stock
             Plan (incorporated by reference to Exhibit B to the
             Company's Proxy Statement for its annual meeting on May 16,
             1995 (the "1995 Proxy Statement").
10(g)*  --   Fruit of the Loom, Inc. 1995 Executive Incentive
             Compensation Plan (incorporated herein by reference to
             Exhibit A to the 1995 Proxy Statement).
10(h)*  --   Fruit of the Loom, Inc. Executive Incentive Compensation
             Plan (incorporated herein by reference to Exhibit A to the
             Company's Proxy Statement for its annual meeting on May 17,
             1994).
10(i)*  --   Stock Pledge Agreement dated as of June 27, 1994 between
             William F. Farley and Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the 10-Q).
10(j)*  --   Asset Purchase and Transitional Services Agreement between
             Farley Industries, Inc. and Fruit of the Loom, Inc.
             (incorporated herein by reference to Exhibit 10(l) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1995).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(A)(3) AND 14(C))

                                     DESCRIPTION
                                     -----------
10(k)   --   Employment Agreement between Fruit of the Loom, Inc. and
             William Farley.
10(l)   --   Employment Agreement between Fruit of the Loom, Inc. and
             Brian J. Hanigan.
10(m)   --   Employment Agreement between Fruit of the Loom, Inc. and G.
             William Newton.
10(n)   --   Employment Agreement between Fruit of the Loom, Inc. and
             John J. Ray III.
10(o)   --   Employment Agreement between Fruit of the Loom, Inc. and
             John W. Salisbury, Jr.
10(p)   --   Employment Agreement between Fruit of the Loom, Inc. and
             Edgar F. Turner.
10(q)   --   Employment Agreement between Fruit of the Loom, Inc. and
             Vincent J. Tyra.
10(r)*  --   Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
             (incorporated herein by reference to the Company's
             Registration Statement on Form S-8, Reg. No. 333-09203).
10(s)*  --   Purchase and Contribution Agreement dated as of December 18,
             1996 among Union Underwear Company, Inc., Pro Player, Inc.
             and Salem Sportswear, Inc., as the Originators and FTL
             Receivables Company, as the Purchaser (incorporated herein by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10(t)*  --   Receivables Purchase Agreement dated as of December 18, 1996 among FTL Receivables Company, as Seller, Union Underwear
             Company, Inc., as initial Servicer, Barton Capital
             Corporation, as Purchaser, and Societe Generale, as Agent
             (incorporated herein by reference to Exhibit 10(u) to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).
10(u)   --   Guaranty of Payment dated March 24, 1999 between Fruit of
             the Loom, Inc. and Nationsbank, N.A. as administrative
             agent.
18*     --   Letter re change in accounting principle (incorporated
             herein by reference to Exhibit 18 to the Company's 1997
             10-K).
21      --   Subsidiaries of the Company (incorporated herein by
             reference to Exhibit 21 to the Company's 1997 10-K).
23      --   Consent of Ernst & Young LLP.
27      --   Financial Data Schedule.

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