Form 10-Q
period 1999-07-03
FRUIT OF THE LOOM INC /DE/
filed 1999-08-17
CIK 771298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

                               Yes [X]     No [ ]

     Common shares outstanding at August 13, 1999: 66,905,348 Class A Common Shares, $.01 par value (all of which are privately owned and not traded on a public market).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheet --
                     July 3, 1999 (Unaudited) and January 2, 1999..............      2
                   Condensed Consolidated Statement of Operations (Unaudited)
                     for the Three and Six Months Ended July 3, 1999 and June
                     27, 1998..................................................      3
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                     for the Six Months Ended July 3, 1999 and June 27, 1998...      4
                   Notes to Condensed Consolidated Financial Statements
                     (Unaudited)...............................................      5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     17
PART II.  OTHER INFORMATION
          Item 6.  Exhibits and Reports on Form 8-K............................     24

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                                JULY 3,      JANUARY 2,
                                                                 1999           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....  $   19,600     $    1,400
  Notes and accounts receivable (less allowance for possible
     losses of $10,000 and $12,000, respectively)...........     100,900        109,700
  Inventories
     Finished goods.........................................     549,100        500,700
     Work in process........................................     237,800        183,100
     Materials and supplies.................................      69,900         58,200
                                                              ----------     ----------
          Total inventories.................................     856,800        742,000
  Other.....................................................      43,600         41,100
                                                              ----------     ----------
          Total current assets..............................   1,020,900        894,200
                                                              ----------     ----------
Property, Plant and Equipment...............................   1,257,000      1,192,100
  Less accumulated depreciation.............................     775,400        758,200
                                                              ----------     ----------
       Net property, plant and equipment....................     481,600        433,900
                                                              ----------     ----------
Other Assets
  Goodwill (less accumulated amortization of $349,500 and
     $336,200, respectively)................................     673,000        686,300
  Deferred income taxes.....................................      44,100         36,700
  Other.....................................................     179,800        238,700
                                                              ----------     ----------
          Total other assets................................     896,900        961,700
                                                              ----------     ----------
                                                              $2,399,400     $2,289,800
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................  $   66,400     $  270,500
  Trade accounts payable....................................      63,100        119,700
  Other accounts payable and accrued expenses...............     263,800        226,700
                                                              ----------     ----------
          Total current liabilities.........................     393,300        616,900
                                                              ----------     ----------
Noncurrent Liabilities
  Long-term debt............................................   1,194,100        856,600
  Other.....................................................     290,400        267,400
                                                              ----------     ----------
          Total noncurrent liabilities......................   1,484,500      1,124,000
                                                              ----------     ----------
Preferred Stock.............................................      71,700             --
                                                              ----------     ----------
Common Stockholders' Equity.................................     449,900        548,900
                                                              ----------     ----------
                                                              $2,399,400     $2,289,800
                                                              ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      -------------------   ---------------------
                                                      JULY 3,    JUNE 27,   JULY 3,     JUNE 27,
                                                        1999       1998       1999        1998
                                                      --------   --------   --------   ----------
Net sales...........................................  $551,700   $628,000   $960,400   $1,085,200
Cost of sales.......................................   426,300    421,400    740,600      730,900
                                                      --------   --------   --------   ----------
  Gross earnings....................................   125,400    206,600    219,800      354,300
Selling, general and administrative expenses........    97,500     97,200    178,400      180,300
Goodwill amortization...............................     6,700      6,700     13,300       13,300
                                                      --------   --------   --------   ----------
  Operating earnings................................    21,200    102,700     28,100      160,700
Interest expense....................................   (24,900)   (26,800)   (46,500)     (51,500)
Other income (expense) -- net.......................     2,100     (4,600)     7,600         (300)
                                                      --------   --------   --------   ----------
  Earnings (loss) before income tax provision.......    (1,600)    71,300    (10,800)     108,900
Income tax provision................................      (100)     6,000       (600)      12,400
                                                      --------   --------   --------   ----------
  Net earnings (loss)...............................  $ (1,500)  $ 65,300   $(10,200)  $   96,500
                                                      ========   ========   ========   ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                               JULY 3,    JUNE 27,
                                                                1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................  $ (10,200)  $  96,500
  Adjustments to reconcile to net cash used for operating
     activities:
     Preferred stock dividends..............................     (1,100)         --
     Depreciation and amortization..........................     61,500      57,000
     Deferred income tax provision..........................     (7,300)       (900)
     Increase in working capital............................    (94,800)   (309,700)
     Other-net..............................................    (29,900)    (38,000)
                                                              ---------   ---------
       Net cash used for operating activities...............    (81,800)   (195,100)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (22,100)    (16,100)
  Proceeds from asset sales.................................     18,300      57,600
  Other-net.................................................    (26,300)     (1,400)
                                                              ---------   ---------
       Net cash provided by (used for) investing
        activities..........................................    (30,100)     40,100
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................    240,200          --
  Proceeds under line-of-credit agreements..................    546,300     639,600
  Payments under line-of-credit agreements..................   (425,100)   (380,200)
  Principal payments on long-term debt and capital leases...   (231,300)   (116,100)
  Common stock issued.......................................         --       6,600
  Common stock repurchased..................................         --      (3,000)
                                                              ---------   ---------
       Net cash provided by financing activities............    130,100     146,900
                                                              ---------   ---------
Net increase in Cash and cash equivalents (including
  restricted cash)..........................................     18,200      (8,100)
Cash and cash equivalents (including restricted cash)at
  beginning of period.......................................      1,400      16,100
                                                              ---------   ---------
Cash and cash equivalents (including restricted cash)at end
  of period.................................................  $  19,600   $   8,000
                                                              =========   =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. On March 4, 1999 Fruit of the Loom, LTD. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc." or the "Company") pursuant to a reorganization (the "Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. Ownership of essentially all of the businesses or subsidiaries of the Company located outside the United States, other than certain interests of the Company in Canada and Mexico, and the beneficial ownership of certain trademarks will be transferred to FTL, Ltd. when the Reorganization is fully implemented.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and six months ended July 3, 1999 are not necessarily indicative of results that may be expected for the full year.

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

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at July 3, 1999). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. had a loss in the three and six months ended July 3, 1999, the preferred stock participation is limited to the fixed preferred dividend of $800,000 and $1,100,000, respectively.

     Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

     2. No dividends were declared on the Company's common stock for the three-month periods ended July 3, 1999 and June 27, 1998.

     3. The Company's effective income tax rate of 5.0% for the first six months of 1999 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and a provision for interest on prior years' taxes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company's effective income tax rate of 11.4% for the first six months of 1998 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

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

     A rollforward of the 1995 special charges from January 2, 1999 through July 3, 1999 is presented below (in thousands of dollars):

                                          RESERVE                                       RESERVE
                                          BALANCE                                       BALANCE
                                         JANUARY 2,     CASH      INCOME      OTHER     JULY 3,
                                            1999      PAYMENTS   (EXPENSE)   ACTIVITY    1999
                                         ----------   --------   ---------   --------   -------
Impairment write down of goodwill......   $    --      $   --       $--         $--     $    --
Closing or realignment of manufacturing
  operations
  Loss on disposal of closed
     facilities, improvements and
     equipment.........................        --          --       --          --           --
  Changes in estimates of insurance
     liabilities.......................     9,500       4,200       --          --        5,300
  Costs related to expected increases
     in workers' compensation and
     health and welfare costs..........        --          --       --          --           --
  Costs related to termination of
     certain lease obligations.........        --          --       --          --           --
  Costs related to severance of the
     hourly workforce..................        --          --       --          --           --
  Other................................       200          --       --          --          200
                                          -------      ------       --          --      -------
                                            9,700       4,200       --          --        5,500
Severance..............................        --          --       --          --           --
Other asset write downs, valuation
  reserves and other reserves..........        --          --       --          --           --
Changes in estimates of certain
  retained liabilities of former
  subsidiaries.........................    10,500       5,400       --          --        5,100
Termination of management agreement....        --          --       --          --           --
                                          -------      ------       --          --      -------
                                          $20,200      $9,600       $--         $--     $10,600
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     A rollforward of the 1997 special charges from January 2, 1999 through July 3, 1999 is presented below (in thousands of dollars):

                                 RESERVE                                           RESERVE
                                 BALANCE                                           BALANCE
                                JANUARY 2,      CASH       INCOME       OTHER      JULY 3,
                                   1999       PAYMENTS    (EXPENSE)    ACTIVITY      1999
                                ----------    --------    ---------    --------    --------
CLOSING AND DISPOSAL OF U.S.
  MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Loss on sale of facilities,
     improvements and
     equipment:
     Sewing, finishing and
       distribution
       facilities.............   $ 60,100     $   100        $--       $35,400     $ 24,600
     Impairment of mills to be
       sold...................     75,400          --        --         54,900       20,500
     Lease residual
       guarantees.............     61,000      10,900        --             --       50,100
     Other equipment..........      6,200          --        --             --        6,200
                                 --------     -------        --        -------     --------
                                  202,700      11,000        --         90,300      101,400
  Severance costs.............        200          --        --             --          200
  Other accruals..............      2,400         500        --             --        1,900
                                 --------     -------        --        -------     --------
                                  205,300      11,500        --         90,300      103,500
                                 --------     -------        --        -------     --------
IMPAIRMENT OF EUROPEAN
  MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived
     assets...................         --          --        --             --           --
  Other accruals..............      1,100          --        --            200          900
                                 --------     -------        --        -------     --------
                                    1,100          --        --            200          900
                                 --------     -------        --        -------     --------
PRO PLAYER INCENTIVE
  COMPENSATION AGREEMENT......         --          --        --             --           --
                                 --------     -------        --        -------     --------
OTHER ASSET WRITE-DOWNS AND
  RESERVES
  Inventory valuation
     provisions...............         --          --        --             --           --
  Other accruals..............     11,300         900        --          1,800        8,600
                                 --------     -------        --        -------     --------
                                   11,300         900        --          1,800        8,600
                                 --------     -------        --        -------     --------
CHANGES IN ESTIMATES OF
  CERTAIN RETAINED LIABILITIES
  OF FORMER SUBSIDIARIES......     10,600         500        --             --       10,100
                                 --------     -------        --        -------     --------
          Total pretax
            charges...........   $228,300     $12,900        $--       $92,300     $123,100
                                 ========     =======        ==        =======     ========

     Other activity includes $64,400,000 related to distribution centers and yarn mills to be retained by the Company under its current operating plan. The decision to retain one distribution center and two yarn mills at this time was the result of continuing evolution in the mix of distribution resources needed to service the Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. The Company had continued to operate these facilities pending their sale. In accordance with GAAP these facilities have been included in property, plant and equipment and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

are being depreciated at their impaired value which approximates current fair value. Other activity also includes an additional $25,900,000 related to facilities that have been sold.

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $4,900,000 in the first quarter of 1998.

     5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at July 3, 1999 related to discontinued operations consist primarily of certain environmental reserves of approximately $29,000,000 and product liability reserves of approximately $4,000,000. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures from approximately the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

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

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At July 3, 1999, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $27,100,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom are current or former officers of the Company, in the United States District Court for the Western District of Kentucky ("New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which is fully briefed and awaiting court action. The defendants also filed a motion to change venue from Bowling Green, Kentucky, and such motion has been denied.

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

     On September 18, 1998, defendant Farley, with the consent of the Company, removed the action to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. In August 1999, the motion was granted in favor of the defendants and the case was dismissed.

     6. The Company's debt instruments, principally its Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios. As of the most recent covenant compliance reporting date, the Company is in compliance with all of the financial covenants under its Credit Agreement. However, it is probable the Company will not be in compliance with certain financial covenants in its Credit Agreement at the end of the third quarter. If the Company fails to comply with certain of the financial covenants in its Credit Agreement, a default will occur which will cross default to the Company's other existing debt agreements. In the event that a default does occur, the Company will need to cure the default with its bank lenders. The Company will endeavor to obtain waivers, renegotiate covenants or obtain other financing which, if obtained, will cure the default with its bank lenders and cure the cross default to the other existing debt agreements. However, there can be no assurance that the Company will be able to obtain waivers, renegotiate covenants or obtain other

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

financing. If an event of default exists, the lenders are entitled to demand payment and/or foreclose upon their collateral.

     7.  Comprehensive income was as follows (in thousands of dollars).

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                               ------------------   -------------------
                                               JULY 3,   JUNE 27,   JULY 3,    JUNE 27,
                                                1999       1998       1999       1998
                                               -------   --------   --------   --------
Net earnings (loss)..........................  $(1,500)  $65,300    $(10,200)  $ 96,500
Foreign currency translation
  adjustments -- net.........................   (5,100)     (400)    (16,600)   (12,300)
                                               -------   -------    --------   --------
  Comprehensive income (loss)................  $(6,600)  $64,900    $(26,800)  $ 84,200
                                               =======   =======    ========   ========

     8. The Company's 8 7/8% senior notes due April 2006 ("8 7/8% Senior Notes") are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal domestic subsidiaries (the "Guarantor Subsidiaries"). Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations. There are currently no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

     The supplemental guarantor condensed consolidating financial statements present:

          a) Supplemental condensed consolidating balance sheets as of July 3, 1999 and January 2, 1999, and supplemental condensed consolidating summaries of operations and cash flows for the six months ended July 3, 1999 and June 27, 1998;

          b) The non-guarantor subsidiaries combined;

          c) Fruit of the Loom, Inc. and Guarantor Subsidiaries consolidated, with investments in non-guarantor subsidiaries accounted for using the equity method; and

          d) Elimination entries necessary to consolidate the Company and all of its subsidiaries.

     Separate financial statements of Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally and unconditionally liable under the guarantees, and the Company believes the supplemental guarantor condensed consolidated financial statements as presented are more meaningful in understanding the financial position of the Company and its Guarantor Subsidiaries.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

       SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET -- (UNAUDITED)
                                  JULY 3, 1999
                           (IN THOUSANDS OF DOLLARS)

                                         COMBINED      FRUIT OF THE LOOM, INC.     ELIMINATIONS
                                       NON-GUARANTOR        AND GUARANTOR               AND
                                       SUBSIDIARIES         SUBSIDIARIES         RECLASSIFICATIONS   CONSOLIDATED
                                       -------------   -----------------------   -----------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents
     (including restricted cash).....    $  3,500            $   16,100              $                $   19,600
  Notes and accounts receivable (less
     allowance for possible losses of
     $10,000)........................      77,300                23,600                                  100,900
  Inventories
     Finished goods..................      76,200               472,900                                  549,100
     Work in process.................      11,900               225,900                                  237,800
     Materials and supplies..........       6,400                63,500                                   69,900
                                         --------            ----------              ---------        ----------
          Total inventories..........      94,500               762,300                                  856,800
  Other..............................       2,500                41,100                                   43,600
                                         --------            ----------              ---------        ----------
          Total current assets.......     177,800               843,100                                1,020,900
                                         --------            ----------              ---------        ----------
Property, Plant and Equipment........     193,700             1,063,300                                1,257,000
  Less accumulated depreciation......      80,400               695,000                                  775,400
                                         --------            ----------              ---------        ----------
  Net property, plant and
     equipment.......................     113,300               368,300                                  481,600
                                         --------            ----------              ---------        ----------
Other Assets
  Goodwill (less accumulated
     amortization of $349,500).......          --               673,000                                  673,000
  Affiliate notes and accounts
     receivable -- net...............       2,500                    --                 (2,500)               --
  Investment in subsidiaries.........          --               218,600               (218,600)               --
  Deferred income taxes..............          --                44,100                                   44,100
  Other..............................       2,900               176,900                                  179,800
                                         --------            ----------              ---------        ----------
          Total other assets.........       5,400             1,112,600               (221,100)          896,900
                                         --------            ----------              ---------        ----------
                                         $296,500            $2,324,000              $(221,100)       $2,399,400
                                         ========            ==========              =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term
     debt............................    $    600            $   65,800              $                $   66,400
  Trade accounts payable.............      10,200                52,900                                   63,100
  Other accounts payable and accrued
     expenses........................      25,600               238,200                                  263,800
                                         --------            ----------              ---------        ----------
          Total current
            liabilities..............      36,400               356,900                                  393,300
                                         --------            ----------              ---------        ----------
Noncurrent Liabilities
  Long-term debt.....................      41,400             1,152,700                                1,194,100
  Affiliate notes and accounts
     payable -- net..................          --                 2,500                 (2,500)               --
  Other..............................         100               290,300                                  290,400
                                         --------            ----------              ---------        ----------
          Total noncurrent
            liabilities..............      41,500             1,445,500                 (2,500)        1,484,500
                                         --------            ----------              ---------        ----------
Preferred Stock......................          --                71,700                                   71,700
                                         --------            ----------              ---------        ----------
Common Stockholders' Equity..........     218,600               449,900               (218,600)          449,900
                                         --------            ----------              ---------        ----------
                                         $296,500            $2,324,000              $(221,100)       $2,399,400
                                         ========            ==========              =========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                         SIX MONTHS ENDED JULY 3, 1999
                           (IN THOUSANDS OF DOLLARS)

                                         COMBINED      FRUIT OF THE LOOM, INC.     ELIMINATIONS
                                       NON-GUARANTOR        AND GUARANTOR               AND
                                       SUBSIDIARIES         SUBSIDIARIES         RECLASSIFICATIONS   CONSOLIDATED
                                       -------------   -----------------------   -----------------   ------------
Net sales............................    $155,200             $820,400               $(15,200)         $960,400
Cost of sales........................     117,200              638,600                (15,200)          740,600
                                         --------             --------               --------          --------
  Gross earnings.....................      38,000              181,800                                  219,800
Selling, general and administrative
  expenses...........................      31,700              146,700                                  178,400
Goodwill amortization................          --               13,300                                   13,300
                                         --------             --------               --------          --------
  Operating earnings.................       6,300               21,800                                   28,100
Interest expense.....................      (1,800)             (44,700)                                 (46,500)
Affiliated interest income
  (expense)..........................        (500)                 500                                       --
Equity in earnings of Non-Guarantor
  Subsidiaries.......................          --                2,100                 (2,100)               --
Other income (expense) -- net........      (1,500)               9,100                                    7,600
                                         --------             --------               --------          --------
  Earnings (loss) before income tax
     provision.......................       2,500              (11,200)                (2,100)          (10,800)
Income tax provision.................         400               (1,000)                                    (600)
                                         --------             --------               --------          --------
  Net earnings (loss)................    $  2,100             $(10,200)              $ (2,100)         $(10,200)
                                         ========             ========               ========          ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS -- (UNAUDITED)
                         SIX MONTHS ENDED JULY 3, 1999
                           (IN THOUSANDS OF DOLLARS)

                                          COMBINED      FRUIT OF THE LOOM, INC.     ELIMINATIONS
                                        NON-GUARANTOR        AND GUARANTOR              AND
                                        SUBSIDIARIES         SUBSIDIARIES         RECLASSIFICATION   CONSOLIDATED
                                        -------------   -----------------------   ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).................    $  2,100             $ (10,200)             $ (2,100)       $ (10,200)
  Adjustments to reconcile to net cash
     used for operating activities:
     Equity in earnings of
       Non-Guarantor Subsidiaries.....          --                (2,100)                2,100               --
     Preferred stock dividends........          --                (1,100)                                (1,100)
     Depreciation and amortization....       6,300                55,200                                 61,500
     Deferred income tax provision....          --                (7,300)                                (7,300)
     Increase in working capital......      (9,300)              (85,500)                               (94,800)
     Other-net........................      (2,600)              (27,300)                               (29,900)
                                          --------             ---------              --------        ---------
       Net cash used for operating
          activities..................      (3,500)              (78,300)                               (81,800)
                                          --------             ---------              --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................      (9,000)              (13,100)                               (22,100)
  Proceeds from asset sales...........          --                18,300                                 18,300
  Affiliate notes and accounts
     receivable.......................          --               (30,200)               30,200               --
  Other-net...........................      (6,800)              (19,500)                               (26,300)
                                          --------             ---------              --------        ---------
     Net cash used for investing
       activities.....................     (15,800)              (44,500)               30,200          (30,100)
                                          --------             ---------              --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of
     long-term debt...................          --               240,200                                240,200
  Proceeds under line-of-credit
     agreements.......................      15,200               531,100                                546,300
  Payments under line-of-credit
     agreements.......................     (12,400)             (412,700)                              (425,100)
  Principal payments on long-term debt
     and capital leases...............     (12,000)             (219,300)                              (231,300)
  Affiliate notes and accounts
     payable..........................      30,200                    --               (30,200)              --
                                          --------             ---------              --------        ---------
     Net cash provided by financing
       activities.....................      21,000               139,300               (30,200)         130,100
                                          --------             ---------              --------        ---------
Net increase in Cash and cash
  equivalents (including restricted
  cash)...............................       1,700                16,500                                 18,200
Cash and cash equivalents (including
  restricted cash) at beginning of
  period..............................       1,800                  (400)                                 1,400
                                          --------             ---------              --------        ---------
Cash and cash equivalents (including
  restricted cash) at end of period...    $  3,500             $  16,100              $               $  19,600
                                          ========             =========              ========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                              COMBINED      FRUIT OF THE LOOM, INC.     ELIMINATIONS
                                            NON-GUARANTOR        AND GUARANTOR               AND
                                            SUBSIDIARIES         SUBSIDIARIES         RECLASSIFICATIONS   CONSOLIDATED
                                            -------------   -----------------------   -----------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents (including
    restricted cash) .....................    $  1,800            $     (400)             $                $    1,400
  Notes and accounts receivable (less
    allowance for possible losses of
    $12,000)..............................      65,100                44,600                                  109,700
  Inventories
    Finished goods........................      80,700               420,000                                  500,700
    Work in process.......................      13,700               169,400                                  183,100
    Materials and supplies................       5,700                52,500                                   58,200
                                              --------            ----------              ---------        ----------
         Total inventories................     100,100               641,900                                  742,000
  Other...................................       1,500                39,600                                   41,100
                                              --------            ----------              ---------        ----------
         Total current assets.............     168,500               725,700                                  894,200
                                              --------            ----------              ---------        ----------
Property, Plant and Equipment.............     203,800               988,300                                1,192,100
  Less accumulated depreciation...........      82,100               676,100                                  758,200
                                              --------            ----------              ---------        ----------
    Net property, plant and equipment.....     121,700               312,200                                  433,900
                                              --------            ----------              ---------        ----------
Other Assets
  Goodwill (less accumulated amortization
    of $336,200)..........................          --               686,300                                  686,300
  Affiliate notes and accounts receivable
    -- net................................      32,700                    --                (32,700)               --
  Investment in subsidiaries..............          --               230,300               (230,300)               --
  Deferred income taxes...................          --                36,700                                   36,700
  Other...................................       2,800               235,900                                  238,700
                                              --------            ----------              ---------        ----------
         Total other assets...............      35,500             1,189,200               (263,000)          961,700
                                              --------            ----------              ---------        ----------
                                              $325,700            $2,227,100              $(263,000)       $2,289,800
                                              ========            ==========              =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt....    $    600            $  269,900              $                $  270,500
  Trade accounts payable..................      11,400               108,300                                  119,700
  Other accounts payable and accrued
    expenses..............................      26,200               200,500                                  226,700
                                              --------            ----------              ---------        ----------
         Total current liabilities........      38,200               578,700                                  616,900
                                              --------            ----------              ---------        ----------
Noncurrent Liabilities
  Long-term debt..........................      57,100               799,500                                  856,600
  Affiliate notes and accounts payable --
    net...................................          --                32,700                (32,700)               --
  Other...................................         100               267,300                                  267,400
                                              --------            ----------              ---------        ----------
         Total noncurrent liabilities.....      57,200             1,099,500                (32,700)        1,124,000
                                              --------            ----------              ---------        ----------
Common Stockholders' Equity...............     230,300               548,900               (230,300)          548,900
                                              --------            ----------              ---------        ----------
                                              $325,700            $2,227,100              $(263,000)       $2,289,800
                                              ========            ==========              =========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS -- (UNAUDITED)
                         SIX MONTHS ENDED JUNE 27, 1998
                           (IN THOUSANDS OF DOLLARS)

                                   COMBINED       FRUIT OF THE LOOM, INC.      ELIMINATIONS
                                 NON-GUARANTOR         AND GUARANTOR                AND
                                 SUBSIDIARIES          SUBSIDIARIES          RECLASSIFICATIONS    CONSOLIDATED
                                 -------------    -----------------------    -----------------    ------------
Net sales......................    $178,000              $937,400                $(30,200)         $1,085,200
Cost of sales..................     124,800               636,300                 (30,200)            730,900
                                   --------              --------                --------          ----------
  Gross earnings...............      53,200               301,100                                     354,300
Selling, general and
  administrative expenses......      33,100               147,200                                     180,300
Goodwill amortization..........          --                13,300                                      13,300
                                   --------              --------                --------          ----------
  Operating earnings...........      20,100               140,600                                     160,700
Interest expense...............      (7,000)              (46,100)                  1,600             (51,500)
Affiliated interest income
  (expense)....................        (500)                  500                                          --
Equity in loss of Non-Guarantor
  Subsidiaries.................          --                (4,500)                  4,500                  --
Other income
  (expense) -- net.............     (15,300)               16,600                  (1,600)               (300)
                                   --------              --------                --------          ----------
  Earnings (loss) before income
     tax provision.............      (2,700)              107,100                   4,500             108,900
Income tax provision...........       1,800                10,600                                      12,400
                                   --------              --------                --------          ----------
  Net earnings (loss)..........    $ (4,500)             $ 96,500                $  4,500          $   96,500
                                   ========              ========                ========          ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

   SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS -- (UNAUDITED)
                         SIX MONTHS ENDED JUNE 27, 1998
                           (IN THOUSANDS OF DOLLARS)

                                               COMBINED      FRUIT OF THE LOOM, INC.     ELIMINATIONS
                                             NON-GUARANTOR        AND GUARANTOR              AND
                                             SUBSIDIARIES         SUBSIDIARIES         RECLASSIFICATION   CONSOLIDATED
                                             -------------   -----------------------   ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)......................    $  (4,500)           $  96,500             $   4,500        $  96,500
  Adjustments to reconcile to net cash used
    for operating activities:
    Equity in loss of Non-Guarantor
      Subsidiaries.........................           --                4,500                (4,500)              --
    Depreciation and amortization..........        5,700               51,300                                 57,000
    Deferred income tax provision..........          200               (1,100)                                  (900)
    Increase in working capital............      (42,600)            (267,100)                              (309,700)
    Other-net..............................          900              (38,900)                               (38,000)
                                               ---------            ---------             ---------        ---------
      Net cash used for operating
         activities........................      (40,300)            (154,800)                              (195,100)
                                               ---------            ---------             ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.....................       (3,600)             (12,500)                               (16,100)
  Proceeds from asset sales................           --               57,600                                 57,600
  Affiliate notes and accounts
    receivable.............................      (14,900)              48,600               (33,700)              --
  Investment in Non-Guarantor Subsidiary
    common stock...........................           --             (299,000)              299,000               --
  Liquidation of investment in affiliated
    trust..................................           --              100,800              (100,800)              --
  Other-net................................           --               (1,400)                                (1,400)
                                               ---------            ---------             ---------        ---------
    Net cash provided by (used for)
      investing activities.................      (18,500)            (105,900)              164,500           40,100
                                               ---------            ---------             ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds under line-of-credit
    agreements.............................       14,900              624,700                                639,600
  Payments under line-of-credit
    agreements.............................       (6,400)            (373,800)                              (380,200)
  Principal payments on long-term debt and
    capital leases.........................     (200,200)             (16,700)              100,800         (116,100)
  Affiliate notes and accounts payable.....      (48,600)              14,900                33,700               --
  Non-Guarantor Subsidiary common stock
    issued to parent.......................      299,000                   --              (299,000)              --
  Common stock issued......................           --                6,600                                  6,600
  Common stock repurchased.................           --               (3,000)                                (3,000)
                                               ---------            ---------             ---------        ---------
    Net cash provided by financing
      activities...........................       58,700              252,700              (164,500)         146,900
                                               ---------            ---------             ---------        ---------
Net decrease in cash and cash equivalents
  (including restricted cash)..............         (100)              (8,000)                                (8,100)
Cash and cash equivalents (including
  restricted cash) at beginning of
  period...................................        4,600               11,500                                 16,100
                                               ---------            ---------             ---------        ---------
Cash and cash equivalents (including
  restricted cash) at end of period........    $   4,500            $   3,500             $                $   8,000
                                               =========            =========             =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company, based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities, the resolution of legal proceedings and other contingent liabilities and weather conditions in the locations in which the Company manufacturers and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended July 3, 1999 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

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

     The 1995 and 1997 restructuring activities are generally progressing as expected except for the decision to retain one distribution center and two yarn mills at this time due to continuing evolution in the mix of distribution resources needed to service the Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. Management currently anticipates completion of these activities by the end of 1999. There can be no assurance, however, that all activities will be completed by the end of 1999.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Second Quarter and First Six Months of 1999 Compared with 1998

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales).

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                -------------------    -------------------
                                                JULY 3,    JUNE 27,    JULY 3,    JUNE 27,
                                                 1999        1998       1999        1998
                                                -------    --------    -------    --------
Net sales.....................................  $551.7      $628.0     $960.4     $1,085.2
Gross earnings................................   125.4       206.6      219.8        354.3
Gross margin..................................    22.7%       32.9%      22.9%        32.6%
Operating earnings............................    21.2       102.7       28.1        160.7
Operating margin..............................     3.8%       16.4%       2.9%        14.8%

     Net sales decreased $76,300,000 or 12.1% in the second quarter and $124,800,000 or 11.5% in the first half compared to 1998. Fourth quarter 1998 production disruptions, including Hurricane Mitch and the warm fall weather that impaired fleece sales, had a greater than anticipated impact on product availability in Retail Products and Activewear in the first half of 1999. Revenues in the second quarter and first half of 1999 were reduced by approximately $60,000,000 and $105,000,000 because production could not be increased quickly enough to meet demand. The increased demand was expected to offset a one-time decline in sales of approximately $30,000,000 and $65,000,000 in the second quarter and first half of 1999 from lower Gitano sales due to customer mix, the elimination of Winnie the Pooh licensed product and lower Activewear pricing. Men's and boy's underwear sales grew 5.7% and 7.9% in the second quarter and first half of 1999 compared with the corresponding periods of 1998. Casualwear fleece sales declined 60.7% and 58.0% in the second quarter and first half of 1999 as the Company's customers requested shipments be deferred to the third quarter. Activewear sales declined 20.2% and 22.5% in the second quarter and first half of 1999 due to price competition and product availability. Sales of sports licensed products were impacted by the soft demand in the sports licensed market. In Europe, sales were down on lower imprint and retail volume and unfavorable currency effects.

     Segment net sales were as follows (in millions of dollars).

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                -------------------    -------------------
                                                JULY 3,    JUNE 27,    JULY 3,    JUNE 27,
                                                 1999        1998       1999        1998
                                                -------    --------    -------    --------
NET SALES
  Retail Products.............................  $283.1      $299.3     $474.2     $  496.0
  Activewear..................................   172.6       216.2      282.7        364.8
  Sports & Licensing..........................    21.9        40.1       54.1         82.8
  Europe......................................    59.9        72.4      124.8        141.6
  Other.......................................    14.2          --       24.6           --
                                                ------      ------     ------     --------
                                                $551.7      $628.0     $960.4     $1,085.2
                                                ======      ======     ======     ========

     Gross earnings decreased $81,200,000 or 39.3% in the second quarter and $134,500,000 or 38.0% in the first half of 1999 compared with a year ago. Gross margin declined 10.2 percentage points to 22.7% of sales for the quarter and 9.7 percentage points to 22.9% of sales for the first half of 1999. Principal factors were lower volume and Activewear price decreases along with the sale of higher cost Retail Products and Activewear inventory manufactured in the second half of 1998. Higher costs incurred to accelerate production in the first half of 1999 will negatively impact gross earnings and margin in the second half of 1999.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Operating earnings decreased $81,500,000 or 79.4% in the second quarter and $132,600,000 or 82.5% in the first half of 1999 compared with a year ago. Operating margin declined 12.6 percentage points to 3.8% of sales for the second quarter and 11.9 percentage points to 2.9% of sales for the first half. The unfavorable comparisons were due to the gross earnings and margin declines noted above. Selling, general and administrative expense was essentially unchanged in the second quarter and decreased $1,900,000 or 1.1% in the first half of 1999 as lower advertising more than offset additional Year 2000 remediation costs in the second quarter and first half of 1999. Selling, general and administrative expense as a percent of sales increased 2.2 percentage points to 17.7% in the second quarter and 2.0 percentage points to 18.6% in the first half on lower sales.

     Segment operating earnings were as follows (in millions of dollars).

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                            ---------------------      ---------------------
                                            JULY 3,      JUNE 27,      JULY 3,      JUNE 27,
                                             1999          1998         1999          1998
                                            -------      --------      -------      --------
OPERATING EARNINGS (LOSS)
  Retail Products.........................   $20.5        $ 51.7       $ 27.1        $ 75.6
  Activewear..............................    10.2          44.2          6.8          70.8
  Sports & Licensing......................    (4.9)         (1.4)        (7.5)           --
  Europe..................................    (1.2)         10.6          6.5          19.0
  Other...................................     3.3           4.3          8.5           8.6
  Goodwill................................    (6.7)         (6.7)       (13.3)        (13.3)
                                             -----        ------       ------        ------
                                             $21.2        $102.7       $ 28.1        $160.7
                                             =====        ======       ======        ======

     Interest expense decreased $1,900,000 or 7.1% in the second quarter and $5,000,000 or 9.7% in the first half compared with 1998. The decrease largely reflected a lower average debt level, resulting from the positive cash flow from operations in the twelve months ended July 3, 1999. Average borrowing rates were slightly higher in 1999.

     Other income (expense) -- net in the second quarter was favorable $6,700,000 when compared to the same 1998 period. Principal factors included a gain on sale of one of the Company's distribution centers in 1999 compared with a loss on sale of the Company's denim manufacturing facility in 1998. The 1998 period, however, benefited from a reduction in the liability related to the Acme Boot guarantees. Receivable securitization costs totalled $2,100,000 in the 1999 period compared with $3,000,000 in the 1998 period.

     Other income (expense) -- net in the first half was favorable $7,900,000 when compared to the same 1998 period. The asset sale comparison was less favorable than the second quarter because the first quarter of 1998 included gains on the sale of two corporate airplanes. The first half of 1999, however, also included a recovery on previously settled litigation and gains on certain investments. Receivable securitization costs totalled $4,600,000 in the first half of 1999 compared with $6,100,000 in last year's first half.

     The Company's effective income tax rate of 5.0% for the first six months of 1999 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and a provision for interest on prior years' taxes.

     The Company's effective income tax rate of 11.4% for the first six months of 1998 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

at lower rates than in the U.S., partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding of its operations approximately $615,000,000 of revolving lines of credit and $250,000,000 under its receivables purchase agreement. As of August 17, 1999, approximately $39,100,000 was available and unused under the revolving lines and $33,700,000 was available and unused under the receivables purchase agreement.

     Operating activities used a net of $81,800,000 in cash in the first half of 1999, compared with a net use of $195,100,000 by operations in the same 1998 period. In reconciling from net earnings (loss) to net operating cash flows, the year-to-year change reflected a reduction of $214,900,000 in the first half working capital increase compared with 1998. Net earnings (loss) plus depreciation and amortization, however, was $102,200,000 lower than the same period last year.

     Investing activities used $30,100,000 in 1999, compared with $40,100,000 provided in the 1998 period. Proceeds from asset sales were $39,300,000 lower, and the 1999 period included a payment of $10,900,000 under the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, increased $6,000,000 compared with the first half of 1998 and is anticipated to total approximately $40,000,000 for the full year.

     Net proceeds from financing activities were $130,100,000 in 1999, down from $146,900,000 in 1998 due to the favorable comparison in operating cash flows. On March 25, 1999, the Company issued $250,000,000 of its 8 7/8% Senior Notes. Net proceeds of approximately $240,200,000 were initially used to repay outstanding borrowings under the Company's Credit Agreement.

     In order to satisfy its repurchase obligation arising from the Reorganization, the Company commenced an offer on April 5, 1999 to repurchase all $250,000,000 of its 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. This offer expired on May 20, 1999. Holders of $204,200,000 of aggregate principal amount of the 7 7/8% Senior Notes tendered their notes. On June 4, 1999, the Company paid these tendering holders an aggregate purchase price of $206,300,000 plus accrued interest. The remaining $45,800,000 principal amount of the 7 7/8% senior notes will mature by the terms of the indenture for these notes on October 15, 1999. The availability under the Bank Credit Agreement created by the issuance of the 8 7/8% Senior Notes was used to repurchase the 7 7/8% Senior Notes tendered in the offer. The Company expects to repay the balance of the 7 7/8% Senior Notes at maturity through cash flow from operations and availability under the Credit Agreement.

     In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through January 1998 were 5,890,000 shares at an aggregate cost of $193,200,000.

     The Company has a receivables purchase agreement whereby it can currently sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $298,000,000 of eligible receivables at July 3, 1999 and $220,700,000 of eligible receivables at January 2, 1999 were sold to the Company's unconsolidated receivable financing subsidiary,

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

reducing consolidated notes and accounts receivable. Proceeds of approximately $246,300,000 and $208,800,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce borrowings outstanding under the Company's revolving lines of credit. Such proceeds as of January 2, 1999, included advances from the ultimate purchaser totalling $55,900,000 which were included in trade accounts payable.

     Based on the Company's current operating and financial forecast, management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs. However, there can be no assurance the Company will achieve its current forecast. If the Company fails to achieve its current forecast, adequate funding under its current credit lines may not be available for operating needs. If the Company's actual performance does result in inadequate funding, the Company has several potential options including the sale of certain assets, tighter management of working capital or obtaining additional debt or equity financing through the capital markets.

     The Company's debt instruments, principally its Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios. As of the most recent covenant compliance reporting date, the Company is in compliance with all of the financial covenants under its Credit Agreement. However, it is probable the Company will not be in compliance with certain financial covenants in its Credit Agreement at the end of the third quarter. If the Company fails to comply with certain of the financial covenants in its Credit Agreement, a default will occur which will cross default to the Company's other existing debt agreements. In the event that a default does occur, the Company will need to cure the default with its bank lenders. The Company will endeavor to obtain waivers, renegotiate covenants or obtain other financing which, if obtained, will cure the default with its bank lenders and cure the cross default to the other existing debt agreements. However, there can be no assurance that the Company will be able to obtain waivers, renegotiate covenants or obtain other financing. If an event of default exists, the lenders are entitled to demand payment and/or foreclose upon their collateral.

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

derivatives that do not meet the criteria of one of these three categories of hedges are included in income. As amended by FAS 137 in June 1999, the Statement is effective for years beginning after June 15, 2000, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management has not completed its review of FAS 133.

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

     For its information technology exposures of mission critical systems, through July 3, 1999, the Company is over 95% complete on the remediation phase and expects to complete testing and deployment no later than September 1999. The Company is 90% complete on the remediation phase of less critical systems, with completion of testing and redeployment phases for those systems by September 1999. Additionally, the Company is monitoring critical software suppliers so that any compliance changes in their products will be addressed in Company systems.

     The assessment phase of the operating equipment finished December 1998. Remediation and replacement efforts are now underway for mission critical and higher priority equipment that is not currently Year 2000 compliant. Remediation, testing and implementation for these systems are scheduled to finish by September 1999. Non-compliant equipment that is deemed of lesser importance will be remediated or replaced by November 1999.

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

     The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software, hardware and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $18,400,000 and is being funded through operating cash flows. Through July 3, 1999, the Company has incurred costs, related to all phases of the Year 2000 project, totaling approximately $15,600,000, all of which has been expensed, including $3,400,000 in the three months ended July 3, 1999. All remaining expenditures related to repair of hardware and software will be expensed as incurred.

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

     The Company has determined a need for contingency plans to cover loss or disruption of critical applications, vendors, communication/community systems, and equipment. These plans were drafted in the first quarter of 1999, were completed in the second quarter, and will be approved in the third quarter of 1999. Training and other preparations for contingency plan execution will take place through December 1999 as needed. Continuous updates will be made as more information is made available by external agents and the Company can better assess its risks.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

 4(a)*  $900,000,000 Credit Agreement dated as of September 19, 1997
        (the "Credit Agreement"), among the several banks and other financial institutions from time to time parties thereto
        (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers
        Trust Company, The Bank of New York and the Bank of Nova
        Scotia, as co-agents (incorporated herein by reference to
        Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
        for the quarter ended September 30, 1997).
 4(b)*  First Amendment to Credit Agreement dated March 26, 1998;
        Second Amendment to Credit Agreement dated July 2, 1998;
        Third Amendment to Credit Agreement date December 31, 1998;
        Fourth Amendment to Credit Agreement dated March 10, 1999;
        Second Amended and Restated Pledge Agreement dated March 10,
        1999 related to the Credit Agreement; and Bond Pledge
        Agreement dated March 10, 1999 related to the Credit
        Agreement (incorporated herein by reference to Exhibit 4(c)
        to the Company's Annual Report on Form 10-K for the year
        ended January 2, 1999).
 4(c)*  Indenture dated as of March 25, 1999, among Fruit of the
        Loom, Inc., as issuer, Fruit of the Loom, Ltd., as
        guarantor, certain subsidiaries of Fruit of the Loom, Inc., as guarantors, and The Bank of New York, as trustee of the
        8 7/8% Senior Notes due 2006 (incorporated herein by
        reference to exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
 4(d)   Fifth Amendment to Credit Agreement dated July 20, 1999.
27      Financial Data Schedule.

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

b. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended July 3, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRUIT OF THE LOOM, INC.
                                              (Registrant)

                                          /s/      G. WILLIAM NEWTON
                                          --------------------------------------
                                                    G. William Newton
                                                  Vice President Finance
                                            and Acting Chief Financial Officer
                                          (Principal Financial Officer and duly
                                             authorized to sign on behalf of
                                                       Registrant)

Date: August 17, 1999