Form 10-Q
period 1999-10-02
FRUIT OF THE LOOM INC /DE/
filed 1999-11-16
CIK 771298

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

                          Yes [X]               No [ ]

     Common shares outstanding at November 16, 1999: 66,905,348 Class A Common Shares, $.01 par value (all of which are privately owned and not traded on a public market).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheet -- October 2, 1999
                     (Unaudited) and January 2, 1999...........................      2
                   Condensed Consolidated Statement of Operations (Unaudited)
                     for the Three and Nine Months Ended October 2, 1999 and
                     September 26, 1998........................................      3
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                     for the Nine Months Ended October 2, 1999 and September
                     26, 1998..................................................      4
                   Notes to Condensed Consolidated Financial Statements
                     (Unaudited)...............................................      5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and
                     Results of Operations.....................................     18

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................     26
          Item 6.  Exhibits and Reports on Form 8-K............................     26

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                              OCTOBER 2,     JANUARY 2,
                                                                 1999           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....  $   37,000     $    1,400
  Notes and accounts receivable (less allowance for possible
     losses of $10,800 and $12,000, respectively)...........      80,200        109,700
  Inventories
     Finished goods.........................................     645,200        500,700
     Work in process........................................     135,800        183,100
     Materials and supplies.................................      52,500         58,200
                                                              ----------     ----------
          Total inventories.................................     833,500        742,000
  Due from receivable financing subsidiary..................      26,800             --
  Other.....................................................      45,400         41,100
                                                              ----------     ----------
          Total current assets..............................   1,022,900        894,200
                                                              ----------     ----------
  Property, Plant and Equipment.............................   1,157,200      1,192,100
     Less accumulated depreciation..........................     745,900        758,200
                                                              ----------     ----------
          Net property, plant and equipment.................     411,300        433,900
                                                              ----------     ----------
Other Assets
  Goodwill (less accumulated amortization of $356,200 and
     $336,200, respectively)................................     666,300        686,300
  Deferred income taxes.....................................      36,700         36,700
  Other.....................................................     146,500        238,700
                                                              ----------     ----------
          Total other assets................................     849,500        961,700
                                                              ----------     ----------
                                                              $2,283,700     $2,289,800
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................  $  650,200     $  270,500
  Trade accounts payable....................................      87,300        119,700
  Other accounts payable and accrued expenses...............     299,200        226,700
                                                              ----------     ----------
          Total current liabilities.........................   1,036,700        616,900
                                                              ----------     ----------
Noncurrent Liabilities
  Long-term debt............................................     682,200        856,600
  Notes and accounts payable -- affiliates..................     438,600             --
  Other.....................................................     266,000        267,400
                                                              ----------     ----------
          Total noncurrent liabilities......................   1,386,800      1,124,000
                                                              ----------     ----------
Preferred Stock.............................................      71,700             --
                                                              ----------     ----------
Common Stockholders' Equity (Deficiency)....................    (211,500)       548,900
                                                              ----------     ----------
                                                              $2,283,700     $2,289,800
                                                              ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                          ------------------------------       ------------------------------
                                          OCTOBER 2,       SEPTEMBER 26,       OCTOBER 2,       SEPTEMBER 26,
                                             1999              1998               1999              1998
                                          ----------       -------------       ----------       -------------
Net sales
  Unrelated parties...................    $ 548,000          $593,700          $1,508,400        $1,678,900
  Affiliates..........................      275,000                --             275,000                --
                                          ---------          --------          ----------        ----------
                                            823,000           593,700           1,783,400         1,678,900
                                          ---------          --------          ----------        ----------
Cost of sales
  Unrelated parties...................      513,300           414,600           1,253,900         1,145,500
  Affiliates..........................      355,400                --             355,400                --
                                          ---------          --------          ----------        ----------
                                            868,700           414,600           1,609,300         1,145,500
                                          ---------          --------          ----------        ----------
  Gross earnings (loss)...............      (45,700)          179,100             174,100           533,400
Selling, general and
  administrative expenses.............      137,000           100,800             315,400           281,100
Goodwill amortization.................        6,600             6,600              19,900            19,900
                                          ---------          --------          ----------        ----------
  Operating earnings (loss)...........     (189,300)           71,700            (161,200)          232,400
Interest expense......................      (26,200)          (23,100)            (72,700)          (74,600)
Other expense -- net..................      (25,700)           (2,800)            (18,100)           (3,100)
                                          ---------          --------          ----------        ----------
  Earnings (loss) before income tax
     provision........................     (241,200)           45,800            (252,000)          154,700
Income tax provision..................        1,800            (4,600)              1,200             7,800
                                          ---------          --------          ----------        ----------
  Net earnings (loss).................    $(243,000)         $ 50,400          $ (253,200)       $  146,900
                                          =========          ========          ==========        ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                      NINE MONTHS ENDED
                                                                ------------------------------
                                                                OCTOBER 2,       SEPTEMBER 26,
                                                                   1999              1998
                                                                ----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................    $(253,200)         $ 146,900
  Adjustments to reconcile to net cash provided by (used
     for) operating activities:
     Depreciation and amortization..........................       90,200             84,900
     Deferred income tax provision..........................           --             (4,900)
     Increase in working capital............................     (117,000)          (189,100)
     Other-net..............................................      (24,700)           (13,600)
                                                                ---------          ---------
       Net cash provided by (used for) operating
        activities..........................................     (304,700)            24,200
                                                                ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (28,000)           (25,000)
  Proceeds from asset sales.................................       20,500             68,200
  Payment on Acme Boot debt guarantee.......................           --            (60,800)
  Other-net.................................................      (19,600)            (4,100)
                                                                ---------          ---------
       Net cash used for investing activities...............      (27,100)           (21,700)
                                                                ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................      240,200                 --
  Proceeds under line-of-credit agreements..................      676,800            754,300
  Payments under line-of-credit agreements..................     (486,800)          (643,400)
  Principal payments on long-term debt and capital leases...     (236,400)          (122,200)
  Increase in affiliate notes and accounts payable..........      174,700                 --
  Preferred stock dividends.................................       (1,100)                --
  Common stock issued.......................................           --              6,800
  Common stock repurchased..................................           --             (3,000)
                                                                ---------          ---------
       Net cash provided by (used for) financing
        activities..........................................      367,400             (7,500)
                                                                ---------          ---------
Net increase (decrease) in Cash and cash equivalents
  (including restricted cash)...............................       35,600             (5,000)
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................        1,400             16,100
                                                                ---------          ---------
Cash and cash equivalents (including restricted cash) at end
  of period.................................................    $  37,000          $  11,100
                                                                =========          =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. On March 4, 1999 Fruit of the Loom, LTD. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc." or the "Company") pursuant to a reorganization (the "Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. At the beginning of the third quarter, FTL, Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL, Ltd. Ownership of essentially all of the businesses or subsidiaries of the Company located outside the United States, other than certain interests of the Company in Canada and Mexico, and the beneficial ownership of certain trademarks will be transferred to FTL, Ltd. when the Reorganization is fully implemented. The Reorganization has been accounted for at the historical cost basis of the combining companies.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and nine months ended October 2, 1999 are not necessarily indicative of results that may be expected for the full year.

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

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at October 2, 1999). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. had a loss in the three and six months ended October 2, 1999, the preferred stock participation is limited to the fixed preferred dividend of $800,000 and $1,900,000, respectively.

     Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

     FTL, Inc. sells cut cloth to FTL, Ltd. and purchases finished goods from FTL, Ltd. Total sales of cut cloth aggregated $275,000,000 for the three and nine months ended October 2, 1999 (none in corresponding periods in 1998). In addition, cost of sales affiliates aggregated $355,400,000 for the three and nine months

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

ended October 2, 1999 (none in corresponding periods in 1998). Cost of sales-affiliates includes $80,400,000 representing FTL, Ltd.'s gross margin on sales of finished goods to the Company for the three months ended October 2, 1999.

     2. No dividends were declared on the Company's common stock for the nine-month periods ended October 2, 1999 and September 26, 1998.

     3. The Company's income tax provision for the first nine months of 1999 reflects a provision for European income taxes. The Company has increased its deferred tax asset valuation allowances to offset U.S. Federal and state income tax benefits potentially available from the carryforward of its 1999 operating loss to future tax years.

     The Company's effective income tax rate of 5.0% for the first nine months of 1998 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     A rollforward of the 1995 special charges from January 2, 1999 through October 2, 1999 is presented below (in thousands of dollars):

                                           RESERVE                                        RESERVE
                                           BALANCE                                        BALANCE
                                          JANUARY 2,     CASH      INCOME      OTHER     OCTOBER 2,
                                             1999      PAYMENTS   (EXPENSE)   ACTIVITY      1999
                                          ----------   --------   ---------   --------   ----------
Impairment write down of goodwill.......   $    --     $    --       $--        $--        $   --
Closing or realignment of manufacturing
  operations
Loss on disposal of closed facilities,
  improvements and equipment............        --          --        --         --            --
Changes in estimates of insurance
  liabilities...........................     9,500       6,300        --         --         3,200
Costs related to expected increases in
  workers' compensation and health and
  welfare costs.........................        --          --        --         --            --
Costs related to termination of certain
  lease obligations.....................        --          --        --         --            --
Costs related to severance of the hourly
  workforce.............................        --          --        --         --            --
Other...................................       200          --        --         --           200
                                           -------     -------       ---        ---        ------
                                             9,700       6,300        --         --         3,400
Severance...............................        --          --        --         --            --
Other asset write downs, valuation
  reserves and other reserves...........        --          --        --         --            --
Changes in estimates of certain retained
  liabilities of former subsidiaries....    10,500       6,500        --         --         4,000
Termination of management agreement.....        --          --        --         --            --
                                           -------     -------       ---        ---        ------
                                           $20,200     $12,800       $--        $--        $7,400
                                           =======     =======       ===        ===        ======

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     A rollforward of the 1997 special charges from January 2, 1999 through October 2, 1999 is presented below (in thousands of dollars):

                                                RESERVE                                            RESERVE
                                                BALANCE                                            BALANCE
                                               JANUARY 2,      CASH       INCOME       OTHER      OCTOBER 2,
                                                  1999       PAYMENTS    (EXPENSE)    ACTIVITY       1999
                                               ----------    --------    ---------    --------    ----------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and
  equipment:
Sewing, finishing and distribution
  facilities.................................   $ 60,100     $   100      $10,200     $25,200      $ 24,600
Impairment of mills to be sold...............     75,400          --           --      54,900        20,500
Lease residual guarantees....................     61,000      12,900           --          --        48,100
Other equipment..............................      6,200          --           --          --         6,200
                                                --------     -------      -------     -------      --------
                                                 202,700      13,000       10,200      80,100        99,400
Severance costs..............................        200          --           --          --           200
Other accruals...............................      2,400         500           --          --         1,900
                                                --------     -------      -------     -------      --------
                                                 205,300      13,500       10,200      80,100       101,500
                                                --------     -------      -------     -------      --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
Impairment of long lived assets..............         --          --           --          --            --
Other accruals...............................      1,100          --           --         600           500
                                                --------     -------      -------     -------      --------
                                                   1,100          --           --         600           500
                                                --------     -------      -------     -------      --------
PRO PLAYER INCENTIVE COMPENSATION
  AGREEMENT..................................         --          --           --          --            --
                                                --------     -------      -------     -------      --------
OTHER ASSET WRITE-DOWNS AND RESERVES
Inventory valuation provisions...............         --          --           --          --            --
Other accruals...............................     11,300         900           --       1,800         8,600
                                                --------     -------      -------     -------      --------
                                                  11,300         900           --       1,800         8,600
                                                --------     -------      -------     -------      --------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
  LIABILITIES OF FORMER SUBSIDIARIES.........     10,600         500           --         800         9,300
                                                --------     -------      -------     -------      --------
Total pretax charges.........................   $228,300     $14,900      $10,200     $83,300      $119,900
                                                ========     =======      =======     =======      ========

     Other activity includes $64,400,000 related to distribution centers and yarn mills to be retained by the Company under its current operating plan. The decision in the first quarter of 1999 to retain one distribution center and two yarn mills was the result of continuing evolution in the mix of distribution resources needed to service the Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. The Company had continued to operate these facilities pending their sale. In accordance with GAAP these facilities have been included in property, plant and equipment and are being depreciated at their impaired value which approximates current fair value. Other activity also includes an additional $15,700,000 related to facilities that have been sold. The total selling price of the facilities sold aggregated $16,400,000 and resulted in a gain of $10,200,000.

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax provision of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at October 2, 1999 related to discontinued operations consist primarily of certain environmental reserves of approximately $27,900,000 and product liability reserves of approximately $3,800,000. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures from approximately the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

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

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are secured by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. As of November 15, 1999, the balance outstanding under the loan approximated $59,100,000, with an additional $1,300,000 available to Mr. Farley solely to fund interest as determined under the agreement. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 related to the Company's evaluation of its exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee.

     William Farley, Chairman of the Company's Board of Directors, relinquished the additional duties of chief executive officer and chief operating officer in August 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's employment agreement.

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At October 2, 1999, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $25,500,000 in the event that the Company does not meet defined employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry
K. Switzer and John D. Wigodsky, each of whom are current or former officers of the Company, in the United States District Court for the Western District of Kentucky ("New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which was denied. The defendants also filed a motion to change venue from Bowling Green, Kentucky, to Chicago, Illinois. That motion has also been denied. All defendants have filed an answer to the complaint.

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

     On September 18, 1998, defendant Farley, with the consent of the Company, removed the action to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. In August 1999, the motion was granted in favor of the defendants and the case was dismissed. The plaintiffs thereupon filed a motion to amend their complaint. The court granted the Bradley plaintiffs leave to amend their complaint by November 7, 1999. As of November 12, 1999 no amended complaint had been filed in the Bradley case.

     6. The Company's debt instruments, principally its Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios. As of the most recent covenant compliance reporting date, the Company failed to meet certain of the financial covenants under its Credit Agreement. The Company has obtained a waiver from its bank group for the financial covenants under the Credit Agreement through January 31, 2000. The Company expects to renegotiate financial covenants with its bank group based on its 2000 business plan. The entire outstanding balances under the bank term loan and revolving credit agreement have been classified

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

as Current maturities of long-term debt in the accompanying condensed consolidated balance sheet as of October 2, 1999. If the Company ultimately fails to comply with the financial covenants in its Credit Agreement, the lenders are entitled to demand payment and/or foreclose upon their collateral. If the lenders accelerate payment on the debt, a cross default will occur on the Company's other existing debt agreements, entitling these lenders to demand payment and/or foreclose upon their collateral. There can be no assurance that the Company would be able to obtain financing to satisfy the obligations to its lenders. Under such circumstances, the Company may be required to pursue other alternatives such as the sale of substantial assets or the issuance of new securities.

     7.  Comprehensive income was as follows (in thousands of dollars).

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                      --------------------------   --------------------------
                                      OCTOBER 2,   SEPTEMBER 26,   OCTOBER 2,   SEPTEMBER 26,
                                         1999          1998           1999          1998
                                      ----------   -------------   ----------   -------------
Net earnings (loss).................  $(243,000)      $50,400      $(253,200)     $146,900
Foreign currency translation
  adjustments -- net................      5,900         7,900        (10,700)       (4,400)
                                      ---------       -------      ---------      --------
  Comprehensive income (loss).......  $(237,100)      $58,300      $(263,900)     $142,500
                                      =========       =======      =========      ========

     8. The Company's 8 7/8% senior notes due April 2006 ("8 7/8% Senior Notes") are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal, wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations. There are currently no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

     The supplemental guarantor condensed consolidating financial statements present:

          (a) Supplemental condensed consolidating balance sheets as of October 2, 1999 and January 2, 1999, and supplemental condensed consolidating summaries of operations and cash flows for the nine months ended October 2, 1999 and September 26, 1998;

          (b) The non-guarantor subsidiaries combined;

          (c) The Guarantor Subsidiaries combined, with investments in non-guarantor subsidiaries accounted for using the equity method;

          (d) Fruit of the Loom, Inc. with investments in subsidiaries accounted for using the equity method; and

          (e) Elimination entries necessary to consolidate the Company and all of its subsidiaries.

     Separate financial statements of individual Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally and unconditionally liable under the guarantees, are wholly-owned by the Company, and the Company believes the supplemental guarantor/non-guarantor condensed consolidating financial statements as presented are more meaningful in understanding the financial position of the Company and its Guarantor Subsidiaries.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)
                                OCTOBER 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                             COMBINED         COMBINED                          ELIMINATION
                                           NON-GUARANTOR     GUARANTOR         FRUIT OF             AND
                                           SUBSIDIARIES     SUBSIDIARIES    THE LOOM, INC.    RECLASSIFICATION    CONSOLIDATED
                                           -------------    ------------    --------------    ----------------    ------------
ASSETS
Current Assets
  Cash and cash equivalents
    (including restricted cash)........      $  8,200        $    2,100       $   26,700        $                  $   37,000
  Notes and accounts receivable
    (less allowance for possible losses
    of $10,800)........................        63,300            13,400            3,500                               80,200
  Inventories
    Finished Goods.....................        65,400           579,800               --                              645,200
    Work in process....................        11,100           124,700               --                              135,800
    Materials and supplies.............         8,600            43,900               --                               52,500
                                             --------        ----------       ----------        -----------        ----------
        Total inventories..............        85,100           748,400               --                              833,500
  Due from receivable financing
    subsidiary.........................            --            26,800               --                               26,800
  Other................................         3,700            38,000            3,700                               45,400
                                             --------        ----------       ----------        -----------        ----------
        Total current assets...........       160,300           828,700           33,900                            1,022,900
                                             --------        ----------       ----------        -----------        ----------
Property, Plant and Equipment..........       202,900           951,900            2,400                            1,157,200
Less accumulated depreciation..........        87,500           656,300            2,100                              745,900
                                             --------        ----------       ----------        -----------        ----------
  Net property, plant and equipment....       115,400           295,600              300                              411,300
                                             --------        ----------       ----------        -----------        ----------
Other Assets
  Goodwill (less accumulated
    amortization of $356,200)..........            --            57,700          608,600                              666,300
  Affiliate notes and accounts
    receivable -- net..................         5,400                --        1,163,700         (1,169,100)
  Investment in subsidiaries...........            --           210,400               --           (210,400)
  Deferred income taxes................            --            36,700               --                               36,700
  Other................................         3,200           101,700           41,600                              146,500
                                             --------        ----------       ----------        -----------        ----------
        Total other assets.............         8,600           406,500        1,813,900         (1,379,500)          849,500
                                             --------        ----------       ----------        -----------        ----------
                                             $284,300        $1,530,800       $1,848,100        $(1,379,500)       $2,283,700
                                             ========        ==========       ==========        ===========        ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term
    debt...............................      $    600        $       --       $  649,600        $                  $  650,200
  Trade accounts payable...............         8,600            78,300              400                               87,300
  Other accounts payable and accrued
    expenses...........................        24,200           201,400           73,600                              299,200
                                             --------        ----------       ----------        -----------        ----------
        Total current liabilities......        33,400           279,700          723,600                            1,036,700
                                             --------        ----------       ----------        -----------        ----------
Noncurrent Liabilities
  Long-term debt.......................        40,400            17,700          624,100                              682,200
  Affiliate notes and accounts
    payable -- net.....................            --         1,607,700               --         (1,169,100)          438,600
  Losses in excess of investment in
    subsidiaries.......................            --                --          498,600           (498,600)               --
  Other................................           100           124,300          141,600                              266,000
                                             --------        ----------       ----------        -----------        ----------
        Total noncurrent liabilities...        40,500         1,749,700        1,264,300         (1,667,700)        1,386,800
                                             --------        ----------       ----------        -----------        ----------
Preferred Stock........................            --                --           71,700                               71,700
                                             --------        ----------       ----------        -----------        ----------
Common Stockholder's Equity
  (Deficiency).........................       210,400          (498,600)        (211,500)           288,200          (211,500)
                                             --------        ----------       ----------        -----------        ----------
                                             $284,300        $1,530,800       $1,848,100        $(1,379,500)       $2,283,700
                                             ========        ==========       ==========        ===========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS
                                  (UNAUDITED)
                       NINE MONTHS ENDED OCTOBER 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                        COMBINED         COMBINED                          ELIMINATION
                                      NON-GUARANTOR     GUARANTOR         FRUIT OF             AND
                                      SUBSIDIARIES     SUBSIDIARIES    THE LOOM, INC.    RECLASSIFICATION    CONSOLIDATED
                                      -------------    ------------    --------------    ----------------    ------------
Net sales
  Unrelated parties................     $219,100        $1,289,300       $                   $                $1,508,400
  Affiliates.......................           --           300,100                            (25,100)           275,000
                                        --------        ----------       ---------           --------         ----------
                                         219,100         1,589,400                            (25,100)         1,783,400
                                        --------        ----------       ---------           --------         ----------
Cost of sales
  Unrelated parties................      175,600         1,078,300                                             1,253,900
  Affiliates.......................           --           380,500                            (25,100)           355,400
                                        --------        ----------       ---------           --------         ----------
                                         175,600         1,458,800                            (25,100)         1,609,300
                                        --------        ----------       ---------           --------         ----------
  Gross earnings...................       43,500           130,600                                               174,100
Selling, general and administrative
  expenses.........................       48,700           217,600          49,100                               315,400
Goodwill amortization..............           --             2,200          17,700                                19,900
                                        --------        ----------       ---------           --------         ----------
  Operating earnings...............       (5,200)          (89,200)        (66,800)                             (161,200)
Interest expense...................       (2,600)             (400)        (69,700)                              (72,700)
Affiliated interest income
  (expense)........................         (800)          (56,200)         57,000                                    --
Equity in earnings of
  subsidiaries.....................           --           (11,500)       (162,600)           174,100                 --
Other income (expense) -- net......       (2,200)           (4,800)        (11,100)                              (18,100)
                                        --------        ----------       ---------           --------         ----------
  Earnings (loss) before income tax
    provision......................      (10,800)         (162,100)       (253,200)           174,100           (252,000)
Income tax provision...............          700               500              --                                 1,200
                                        --------        ----------       ---------           --------         ----------
  Net earnings (loss)..............     $(11,500)       $ (162,600)      $(253,200)          $174,100         $ (253,200)
                                        ========        ==========       =========           ========         ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                                  (UNAUDITED)

                       NINE MONTHS ENDED OCTOBER 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                            COMBINED        COMBINED                        ELIMINATION
                                          NON-GUARANTOR    GUARANTOR        FRUIT OF            AND
                                          SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATION   CONSOLIDATED
                                          -------------   ------------   --------------   ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)..................     $(11,500)      $(162,600)      $(253,200)        $ 174,100        $(253,200)
  Adjustments to reconcile to net
  Cash used for operating activities:
  Equity in earnings of subsidiaries...           --          11,500         162,600          (174,100)              --
  Depreciation and amortization........       10,400          58,000          21,800                             90,200
  Deferred income tax provision........           --              --              --                                 --
  Increase in working capital..........       10,000        (183,900)         56,900                           (117,000)
  Other -- net.........................          400         (18,400)         (6,700)                           (24,700)
                                            --------       ---------       ---------         ---------        ---------
    Net cash used for operating
      activities.......................        9,300        (295,400)        (18,600)               --         (304,700)
                                            --------       ---------       ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.................      (11,400)        (16,600)             --                            (28,000)
  Proceeds from asset sales............          200          20,300              --                             20,500
  Affiliate notes and accounts
    receivable.........................       27,300              --        (161,600)          134,300               --
  Other -- net.........................       (6,800)        (12,800)             --                            (19,600)
                                            --------       ---------       ---------         ---------        ---------
    Net cash used for investing
      activities.......................        9,300          (9,100)       (161,600)          134,300          (27,100)
                                            --------       ---------       ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term
    debt...............................           --              --         240,200                            240,200
  Proceeds under line-of-credit
    agreements.........................       18,100              --         658,700                            676,800
  Payments under line-of-credit
    agreements.........................      (18,100)             --        (468,700)                          (486,800)
  Principal payments on long-term debt
    and capital leases.................      (12,200)           (400)       (223,800)                          (236,400)
  Affiliate notes and accounts
    payable............................           --         309,000              --          (134,300)         174,700
  Preferred stock dividends............           --              --          (1,100)                            (1,100)
                                            --------       ---------       ---------         ---------        ---------
    Net cash provided by financing
      activities.......................      (12,200)        308,600         205,300          (134,300)         367,400
                                            --------       ---------       ---------         ---------        ---------
Net increase in Cash and cash
  equivalents (including restricted
  cash)................................        6,400           4,100          25,100                             35,600
Cash and cash equivalents (including
  restricted cash) at beginning of
  period...............................        1,800          (2,000)          1,600                              1,400
                                            --------       ---------       ---------         ---------        ---------
Cash and cash equivalents (including
  restricted cash) at end of period....     $  8,200       $   2,100       $  26,700         $      --        $  37,000
                                            ========       =========       =========         =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                             COMBINED         COMBINED                          ELIMINATION
                                           NON-GUARANTOR     GUARANTOR         FRUIT OF             AND
                                           SUBSIDIARIES     SUBSIDIARIES    THE LOOM, INC.    RECLASSIFICATION    CONSOLIDATED
                                           -------------    ------------    --------------    ----------------    ------------
ASSETS
Current Assets
  Cash and cash equivalents (including
    restricted cash)...................      $  1,800        $   (2,000)    $        1,600      $                  $    1,400
  Notes and accounts receivable (less
    allowance for possible losses of
    $12,000)...........................        65,100            35,800              8,800                            109,700
  Inventories
    Finished Goods.....................        80,700           420,000                 --                            500,700
    Work in process....................        13,700           169,400                 --                            183,100
    Materials and supplies.............         5,700            52,500                 --                             58,200
                                             --------        ----------     --------------      -----------        ----------
        Total inventories..............       100,100           641,900                 --                            742,000
  Other................................         1,500            28,500             11,100                             41,100
                                             --------        ----------     --------------      -----------        ----------
        Total current assets...........       168,500           704,200             21,500                            894,200
                                             --------        ----------     --------------      -----------        ----------
Property, Plant and Equipment..........       203,800           986,000              2,300                          1,192,100
Less accumulated depreciation..........        82,100           674,200              1,900                            758,200
                                             --------        ----------     --------------      -----------        ----------
  Net property, plant and equipment....       121,700           311,800                400                            433,900
                                             --------        ----------     --------------      -----------        ----------
  Other Assets
    Goodwill (less accumulated
    amortization of $336,200)..........            --            60,100            626,200                            686,300
  Affiliate notes and accounts
    receivable -- net..................        32,700                --          1,002,100       (1,034,800)               --
  Investment in subsidiaries...........            --           230,300             87,500         (317,800)               --
  Deferred income taxes................            --            36,700                 --                             36,700
  Other................................         2,800           198,100             37,800                            238,700
                                             --------        ----------     --------------      -----------        ----------
        Total other assets.............        35,500           525,200          1,753,600       (1,352,600)          961,700
                                             --------        ----------     --------------      -----------        ----------
                                             $325,700        $1,541,200     $    1,775,500      $(1,352,600)       $2,289,800
                                             ========        ==========     ==============      ===========        ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term
    debt...............................      $    600        $      100     $      269,800      $                  $  270,500
  Trade accounts payable...............        11,400           107,600                700                            119,700
  Other accounts payable and accrued
    expenses...........................        26,200           171,400             29,100                            226,700
                                             --------        ----------     --------------      -----------        ----------
        Total current liabilities......        38,200           279,100            299,600                            616,900
                                             --------        ----------     --------------      -----------        ----------
Noncurrent Liabilities
  Long-term debt.......................        57,100            17,700            781,800                            856,600
  Affiliate notes and accounts
    payable -- net.....................            --         1,034,800                 --       (1,034,800)               --
  Other................................           100           122,100            145,200                            267,400
                                             --------        ----------     --------------      -----------        ----------
        Total noncurrent liabilities...        57,200         1,174,600            927,000       (1,034,800)        1,124,000
                                             --------        ----------     --------------      -----------        ----------
Common Stockholder's Equity............       230,300            87,500            548,900         (317,800)          548,900
                                             --------        ----------     --------------      -----------        ----------
                                             $325,700        $1,541,200     $    1,775,500      $(1,352,600)       $2,289,800
                                             ========        ==========     ==============      ===========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                           (IN THOUSANDS OF DOLLARS)

                                        COMBINED         COMBINED                          ELIMINATION
                                      NON-GUARANTOR     GUARANTOR         FRUIT OF             AND
                                      SUBSIDIARIES     SUBSIDIARIES    THE LOOM, INC.    RECLASSIFICATION    CONSOLIDATED
                                      -------------    ------------    --------------    ----------------    ------------
Net sales.........................      $261,300        $1,455,700        $                 $ (38,100)        $1,678,900
Cost of sales.....................       182,300         1,001,300                            (38,100)         1,145,500
                                        --------        ----------        --------          ---------         ----------
  Gross earnings..................        79,000           454,400                                 --            533,400
Selling, general and
  administrative expenses.........        48,400           215,700          17,000                               281,100
Goodwill amortization.............            --             2,200          17,700                                19,900
                                        --------        ----------        --------          ---------         ----------
  Operating earnings..............        30,600           236,500         (34,700)                              232,400
Interest expense..................        (8,100)             (400)        (67,800)             1,700            (74,600)
Affiliated interest income
  (expense).......................          (800)          (70,800)         71,600                                    --
Equity in earnings of
  subsidiaries....................            --             1,400         163,200           (164,600)                --
Other income (expense) -- net.....       (18,000)            1,900          14,700             (1,700)            (3,100)
                                        --------        ----------        --------          ---------         ----------
  Earnings (loss) before income
    tax provision.................         3,700           168,600         147,000           (164,600)           154,700
Income tax provision..............         2,300             5,400             100                                 7,800
                                        --------        ----------        --------          ---------         ----------
  Net earnings (loss).............      $  1,400        $  163,200        $146,900          $(164,600)        $  146,900
                                        ========        ==========        ========          =========         ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                           (IN THOUSANDS OF DOLLARS)

                                             COMBINED         COMBINED                          ELIMINATION
                                           NON-GUARANTOR     GUARANTOR         FRUIT OF             AND
                                           SUBSIDIARIES     SUBSIDIARIES    THE LOOM, INC.    RECLASSIFICATION    CONSOLIDATED
                                           -------------    ------------    --------------    ----------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)....................      $   1,400       $ 163,200        $ 146,900          $(164,600)        $ 146,900
Adjustments to reconcile to net cash
  used for operating activities:
  Equity in earnings of subsidiaries...             --          (1,400)        (163,200)           164,600                --
  Depreciation and amortization........          9,100          54,300           21,500                               84,900
  Deferred income tax provision........            200          (5,100)              --                               (4,900)
  Increase in working capital..........        (43,700)       (180,200)          34,800                             (189,100)
  Other -- net.........................         10,500         (22,200)          (1,900)                             (13,600)
                                             ---------       ---------        ---------          ---------         ---------
    Net cash provided by operating
      activities.......................        (22,500)          8,600           38,100                 --            24,200
                                             ---------       ---------        ---------          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................         (4,600)        (20,400)              --                              (25,000)
Proceeds from asset sales..............             --          68,200               --                               68,200
Payment on Acme Boot debt guarantee....             --              --          (60,800)                             (60,800)
Affiliate notes and accounts
  receivable...........................        (26,000)         48,600         (167,400)           144,800                --
Investment in Non-Guarantor Subsidiary
  common stock.........................             --        (299,000)              --            299,000                --
Liquidation of investment in affiliated
  trust................................             --              --          100,800           (100,800)               --
Other -- net...........................             --          (4,100)              --                               (4,100)
                                             ---------       ---------        ---------          ---------         ---------
    Net cash used for investing
      activities.......................        (30,600)       (206,700)        (127,400)           343,000           (21,700)
                                             ---------       ---------        ---------          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds under line-of-credit
  agreements...........................         16,300              --          738,000                              754,300
Payments under line-of-credit
  agreements...........................        (12,900)             --         (630,500)                            (643,400)
Principal payments on long-term debt
  and
  capital leases.......................       (200,300)         (1,000)         (21,700)           100,800          (122,200)
Affiliate notes and accounts payable...        (48,600)        193,400               --           (144,800)               --
Non-Guarantor Subsidiary common stock
  issued to parent.....................        299,000              --               --           (299,000)               --
Common stock issued....................             --              --            6,800                                6,800
Common stock repurchased...............             --              --           (3,000)                              (3,000)
                                             ---------       ---------        ---------          ---------         ---------
    Net cash used for financing
      activities.......................         53,500         192,400           89,600           (343,000)           (7,500)
                                             ---------       ---------        ---------          ---------         ---------
Net decrease in cash and cash
  equivalents (including restricted
  cash)................................            400          (5,700)             300                               (5,000)
Cash and cash equivalents (including
  restricted cash) at beginning of
  period...............................          4,600          10,100            1,400                               16,100
                                             ---------       ---------        ---------          ---------         ---------
Cash and cash equivalents (including
  restricted cash) at end of period....      $   5,000       $   4,400        $   1,700          $      --         $  11,100
                                             =========       =========        =========          =========         =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company, based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities, the resolution of legal proceedings and other contingent liabilities and weather conditions in the locations in which the Company manufactures and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended October 2, 1999 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

  Special Charges

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax provision of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998.

     In connection with the transfer of substantially all of its sewing operations to offshore locations, and the related increase in the use of foreign contract manufacturers, the Company is in the process of completing enhanced inventory control procedures. Until such time as such procedures are completed, the Company remains subject to increased risks regarding the management of its inventory. These risks, such as inventory shrinkage and obsolescence, could result in the Company incurring additional write-downs; however, the Company believes it has adequate reserves for these potential write-downs. Although the Company is not currently aware of any facts that would require any substantial write-down of its inventory, there can be no assurance that write-downs will not be required in the future.

     The 1995 and 1997 restructuring activities are generally progressing as expected except for the decision to retain one distribution center and two yarn mills at this time due to continuing evolution in the mix of distribution resources needed to service the Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. Management currently anticipates completion of these activities by the end of 2000. There can be no assurance, however, that all activities will be completed by the end of 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                  PART I. FINANCIAL INFORMATION -- (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Third Quarter and First Nine Months of 1999 Compared with 1998

     The table below sets forth selected operating data for the Company (in millions of dollars and as percentages of net sales).

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                        ---------------------------    ---------------------------
                                        OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                           1999           1998            1999           1998
                                        ----------    -------------    ----------    -------------
Net sales...........................     $ 823.0         $593.7         $1,783.4       $1,678.9
Gross earnings (loss)...............       (45.7)         179.1            174.1          533.4
Gross margin........................        (5.5)%         30.2%             9.8%          31.8%
Operating earnings (loss)...........      (189.3)          71.7           (161.2)         232.4
Operating margin....................       (23.0)%         12.1%            (9.0)%         13.8%

     The table below sets forth selected operating data for the Company on sales to unrelated parties (in millions of dollars and as percentages of net sales).

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                         1999           1998            1999           1998
                                      ----------    -------------    ----------    -------------
Net sales...........................    $548.0         $593.7         $1,508.4       $1,678.9
Gross earnings......................      34.7          179.1            254.5          533.4
Gross margin........................       6.3%          30.2%            16.9%          31.8%
Operating earnings (loss)...........    (112.0)          71.7            (83.9)         232.4
Operating margin....................     (20.4)%         12.1%            (5.6)%         13.8%

     Net sales increased $229,300,000 and $104,500,000 in the third quarter and nine months of 1999 when compared with the corresponding periods of 1998; however, net sales to unrelated parties decreased $45,700,000 or 7.7% in the third quarter and $170,500,000 or 10.2% in the first nine months of 1999 compared to 1998. Retail products sales increased 10% over last year's third quarter. Men's and boys' underwear sales experienced a 6.6% increase. Retail Casualwear fleece sales were sharply higher compared with the 1998 period that was impacted by unseasonably warm weather in September 1998. Casualwear sales also increased in the third quarter of 1999 over 1998 as the Company's customers requested 1999 shipments be shifted from the second quarter to the third quarter. Activewear sales declined 14.1% due mainly to lower T-shirt prices and the deferral of 1999 fleece volume from the third quarter to the fourth quarter. Product shortages affected Activewear shipments early in the quarter. Sports & Licensing sales in the 1999 quarter were lower on weaker demand for outerwear apparel and other products. Sports and Licensing sales were also unfavorably impacted due to a significant increase in merchandise into the market (as a result of an inventory liquidation) by a major competitor. European retail and imprint sales also declined. European retail sales of first quality products declined $11,600,000 in the third quarter of 1999 to $13,900,000. These results reflect the Company's decision to pursue the up-market retail channel in 1999. European imprint sales of first quality products declined $6,600,000 in the third quarter of 1999 to $32,700,000 as a result of reductions in volume of $4,500,000 and price reductions of $2,100,000 due to competitive pressures.

     For the first nine months of 1999, Retail products sales increased 0.9%. Men's and boys' underwear sales increased 7.5%, and casualwear sales (both T's and fleece) were 6.2% ahead of last year, but Intimate apparel and Gitano sales were down sharply. Intimate apparel sales declined 20.8% from $88,500,000 in the first nine months of 1998 to $70,100,000 in the first nine months of 1999 due principally to shortages in product availability. Gitano sales declined 35.5% from $55,500,000 in the first nine months of 1998 to $35,800,000 in

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                  PART I. FINANCIAL INFORMATION -- (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

the first nine months of 1999 due to the loss of a major customer offset partially by increases at other customers. Lower Activewear sales (down 20%) reflected lower prices throughout the year and product availability problems for most of the first eight months. Sports & Licensing sales have been unfavorable to last year throughout 1999 due to the reasons noted in the preceding paragraph. European sales were down on lower imprint and retail volume and unfavorable currency effects (stronger U.S. dollar).

     Segment net sales were as follows (in millions of dollars).

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                         1999           1998            1999           1998
                                      ----------    -------------    ----------    -------------
NET SALES
Retail Products.....................    $310.9         $282.3         $  785.1       $  778.3
Activewear..........................     133.9          155.8            416.6          520.6
Sports & Licensing..................      48.6           68.3            102.7          151.1
Europe..............................      47.9           67.7            172.7          209.3
Other...............................       6.7           19.6             31.3           19.6
                                        ------         ------         --------       --------
  Subtotal -- Unrelated parties.....     548.0          593.7          1,508.4        1,678.9
  Affiliates........................     275.0             --            275.0             --
                                        ------         ------         --------       --------
  Total.............................    $823.0         $593.7         $1,783.4       $1,678.9
                                        ======         ======         ========       ========

     Gross earnings decreased $224,800,000 and $359,300,000 in the third quarter and nine months of 1999 when compared with the corresponding periods of 1998. Gross earnings, however, on sales to unrelated parties decreased $144,400,000 or 80.6% in the third quarter and $278,900,000 or 52.3% in the first nine months of 1999 compared with a year ago. Gross margin on sales to unrelated parties declined 23.9 percentage points to 6.3% of sales for the quarter and 14.9 percentage points to 16.9% of sales for the first nine months of 1999. In the third quarter of 1999, sales volume and production mix, Activewear pricing, higher production costs in the first quarter of 1999 and other costs accounted for $52,600,000 of the decline. The balance of $91,800,000 is the result of other charges. These charges included $20,000,000 of non-capitalized manufacturing variances related principally to losses on closing cotton futures contracts and costs associated with terminating contractors, $31,200,000 of provisions for slow-moving and discontinued products, a $31,000,000 physical inventory adjustment and a $9,600,000 charge for the effect of lower market prices on a supply contract for denim resulting from a previously sold facility. For the nine-month period, sales volume and production mix, Activewear pricing, higher production costs and other costs accounted for $179,100,000 of the decline. Also for the nine-month period in 1999, other charges aggregated $99,800,000 which was $8,000,000 higher than in the third quarter of 1999 due to additional provisions for slow moving and discontinued products in the first half of 1999.

     The operating loss for the third quarter of 1999 on sales to unrelated parties was unfavorable by $183,700,000 from the level of earnings reported in the 1998 period, while the operating loss for the first nine months of 1999 on sales to unrelated parties was unfavorable by $316,300,000 compared with the level of earnings reported last year. The operating losses on sales to unrelated parties represented 20.4% of sales to unrelated parties for the quarter and 5.6% of sales to unrelated parties for the first nine months of 1999. In addition to the gross earnings and margin factors noted above, selling, general and administrative expenses on sales to unrelated parties in the third quarter increased $39,300,000 over the same period last year and included an accrual of $30,300,000 for nonrecurring severance costs. Shipping costs were higher in both the third quarter and first nine months of 1999. The timing of advertising and promotion costs resulted in higher

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                  PART I. FINANCIAL INFORMATION -- (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

expense in the third quarter of 1999 and lower expense in the first nine months of 1999. Selling, general and administrative expense on sales to unrelated parties as a percent of sales to unrelated parties increased 8.6 percentage points to 25.6% for the third quarter of 1999 and 4.4 percentage points to 21.1% for the first nine months of 1999.

     Segment operating earnings were as follows (in millions of dollars).

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                         1999           1998            1999           1998
                                      ----------    -------------    ----------    -------------
OPERATING EARNINGS (LOSS)
Retail Products.....................   $ (60.6)         $33.9         $ (33.5)        $109.5
Activewear..........................     (35.5)          22.5           (28.7)          93.3
Sports & Licensing..................      (1.3)           6.7            (8.8)           6.7
Europe..............................     (10.7)          10.1            (4.2)          29.1
Other...............................       2.7            5.1            11.2           13.7
Goodwill............................      (6.6)          (6.6)          (19.9)         (19.9)
                                       -------          -----         -------         ------
  Operating earnings (loss) --
     Unrelated parties..............    (112.0)          71.7           (83.9)         232.4
Affiliates..........................     (77.3)            --           (77.3)            --
                                       -------          -----         -------         ------
                                       $(189.3)         $71.7         $(161.2)        $232.4
                                       =======          =====         =======         ======

     Interest expense increased $3,100,000 or 13.4% in the third quarter of 1999 and decreased $1,900,000 or 2.5% in the first nine months of 1999 compared with 1998. The third quarter increase largely reflected a higher average interest rate. The nine month decrease largely reflected a lower average borrowing level earlier in 1999 compared with 1998.

     Other expense -- net in the third quarter of 1999 was unfavorable $22,900,000 when compared to the same 1998 period. Other expense -- net in the first nine months of 1999 was unfavorable $15,000,000. Principal factors were third quarter 1999 charges of $10,000,000 for a loss contingency on the Company's guarantee of indebtedness and $8,000,000 for a litigation settlement. The nine month comparison benefited from an increase in net gains from asset sales, certain investments and a recovery on previously settled litigation in 1999, partially offset by a reduction last year in the liability related to the Acme Boot guarantee. Receivable securitization costs totalled $2,700,000 in the third quarter of 1999 compared with $2,600,000 in the 1998 period. Receivable securitization costs totalled $7,300,000 in the first nine months of 1999 compared with $8,700,000 in last year's first nine months.

     The Company's income tax provision for the first nine months of 1999 reflects a provision for European income taxes. The Company has increased its deferred tax asset valuation allowances to offset U.S. Federal and state income tax benefits potentially available from the carryforward of its 1999 operating loss to future tax years.

     The Company's effective income tax rate of 5.0% for the first nine months of 1998 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                  PART I. FINANCIAL INFORMATION -- (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding of its operations approximately $615,000,000 of revolving lines of credit and $275,000,000 under its receivables backed facility subject to the level of eligible receivables. As of November 15, 1999, approximately $31,200,000 was available and unused under the revolving lines; no amounts were unused under the receivables purchase agreement.

     Operating activities used a net of $304,700,000 in cash in the first nine months of 1999, compared with net cash provided of $24,200,000 by operations in the same 1998 period. The significantly unfavorable cash flow from operations in 1999 is a direct result of the manufacturing problems the Company experienced in 1999, causing both substantially higher manufacturing costs and product availability problems that impaired sales. In reconciling from Net earnings
(loss) to net operating cash flows, the unfavorable operating results produced a greater investment in inventories, partially offset by a lower level of accounts receivable. The working capital increase in 1999 was lower in total than last year due to a smaller reduction in trade payables in 1999 combined with an increase in accrued liabilities in 1999 versus a decrease in the 1998 period.

     Investing activities used $27,100,000 in 1999, compared with $21,700,000 in the 1998 period. Proceeds from asset sales were $47,700,000 lower, and the 1999 period included a payment of $12,900,000 under the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. The 1998 period included a payment of $60,800,000 to settle the Acme Boot debt guarantee. Capital spending, primarily to support offshore assembly operations, increased $3,000,000 compared with the first nine months of 1998 and is anticipated to total approximately $40,000,000 for the full year.

     Net proceeds from financing activities were $367,400,000 in 1999, compared with a net repayment of $7,500,000 in 1998, due to the unfavorable comparison in operating cash flows. On March 25, 1999, FTL, Inc. issued $250,000,000 of its
8 7/8% Senior Notes due April 2006 (the "8 7/8% Senior Notes"). Net proceeds of approximately $240,100,000 were initially used to repay outstanding borrowings under FTL, Inc.'s Credit Agreement. Affiliate notes and accounts payable increased by $174,700,000 in the third quarter of 1999.

     In order to satisfy its repurchase obligation arising from the Reorganization, FTL, Inc. commenced an offer on April 5, 1999 to repurchase all $250,000,000 of its 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. This offer expired on May 20, 1999. Holders of $204,200,000 of aggregate principal amount of the 7 7/8% Senior Notes tendered their notes. On June 4, 1999, FTL, Inc. paid these tendering holders an aggregate purchase price of $206,300,000 plus accrued interest. The remaining $45,800,000 principal amount of the 7 7/8% senior notes matured by the terms of the indenture for these notes and was repaid on October 15, 1999.

     In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through January 1998 were 5,890,000 shares at an aggregate cost of $193,200,000.

     In October 1999, the Company replaced its receivables backed facility with a commitment from a new lender. The new receivables backed facility is not subject to defaults based on the Company's credit ratings and allows the Company to sell to a third party up to a $275,000,000 undivided interest in a defined pool of its trade accounts receivable, an increase of $25,000,000 over the old facility. The maximum amount outstanding as defined under the facility varies based upon the level of eligible receivables. Approximately $304,400,000 of eligible receivables at October 2, 1999 and $220,700,000 of eligible receivables at January 2, 1999 were sold to

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                  PART I. FINANCIAL INFORMATION -- (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $221,500,000 and $208,800,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce borrowings outstanding under the Company's revolving lines of credit. Such proceeds as of January 2, 1999, included advances from the ultimate purchaser totalling $55,900,000 which were included in trade accounts payable.

     Based on the Company's current operating and financial forecast, management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs through January 1, 2000 (the Company's fiscal year-end). However, there can be no assurance the Company will achieve its current forecast. If the Company fails to achieve its current forecast, adequate funding under its current credit lines may not be available for operating needs. In order to enhance its cash position, the Company is closely managing its working capital and exploring the sale of certain assets.

     The Company's debt instruments, principally its Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios. As of the most recent covenant compliance reporting date, the Company failed to meet certain of the financial covenants under its Credit Agreement. The Company has obtained a waiver from its bank group for the financial covenants under the Credit Agreement through January 31, 2000. The Company expects to renegotiate financial covenants with its bank group based on its 2000 business plan. The entire outstanding balances under the bank term loan and revolving credit agreement have been classified as Current maturities of long-term debt in the accompanying condensed consolidated balance sheet as of October 2, 1999. If the Company ultimately fails to comply with the financial covenants in its Credit Agreement, the lenders are entitled to demand payment and/or foreclose upon their collateral. If the lenders accelerate payment on the debt, a cross default will occur on the Company's other existing debt agreements, entitling these lenders to demand payment and/or foreclose upon their collateral. There can be no assurance that the Company would be able to obtain financing to satisfy the obligations to its lenders. Under such circumstances, the Company may be required to pursue other alternatives such as the sale of substantial assets or the issuance of new securities.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: inventory/assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be affected by the Year 2000 date. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the order, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include technologies used in various aspects of the manufacturing/distribution process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors, and continues to monitor their compliance.

     As of this filing, for its information technology exposures of mission critical systems, the Company is 100% complete with all phases of remediation, testing and deployment. The Company is 100% complete on the remediation and testing phases of less critical systems, with redeployment complete for 95% of them. Deployment of the final 5% of less critical systems will be complete by the end of November 1999. Additionally, the Company monitors critical software suppliers, trading partners and customers, so that any compliance changes in their products are addressed in Company systems as they occur.

     The assessment phase of the Company's operating equipment was completed in December 1998. Remediation, workaround, and replacement efforts are all now complete.

     The Company's order entry system interfaces directly with significant customers. The Company has worked with customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant. The Company has completed assessment, remediation, testing and implementation of the system.

     The Company has queried its significant suppliers and subcontractors, none of which share information systems with the Company (external agents). The Company has solicited and received Year 2000 compliance responses from suppliers in an effort to reduce risk. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company utilized both internal and external resources to reprogram or replace, test, and implement the software, hardware and operating equipment for Year 2000 modifications. The total cost of the Year 2000

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

project is estimated at $18,400,000 and is being funded through operating cash flows. Through October 2, 1999, the Company has incurred costs, related to all phases of the Year 2000 project, totaling approximately $17,000,000 (of which $9,200,000 was incurred and expensed in 1998), all of which has been expensed, including $1,400,000 in the three months ended October 2, 1999. Any remaining expenditures related to repair of hardware and software will be expensed as incurred.

     Management believes the Company has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed all necessary phases of the Year 2000 program.

     Disruptions in the economy generally resulting from Year 2000 issues could, however, also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has determined a need for contingency plans to cover loss or disruption of critical applications, vendors, communication/community systems, and equipment. These plans were drafted in the first quarter of 1999, were completed in the second quarter, and were approved in the third quarter of 1999. Training and other preparations for contingency plan execution will take place through December 1999 as needed. Continuous updates will be made as more information is made available by external agents and the Company can better assess its risks.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In July and August 1999, a series of class action lawsuits were filed on behalf of those who were terminated from the Company's Louisiana manufacturing facilities between 1997 and 1998 alleging the Company improperly withheld vacation pay from the employees upon termination. The plaintiff seeks vacation pay, additional wages, attorneys' fees and all associated costs. In October 1999, the Company entered into a settlement agreement for approximately $7,400,000 which is subject to the approval of the court and the members of the class.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

4(a)*   $900,000,000 Credit Agreement dated as of September 19, 1997
        (the "Credit Agreement"), among the several banks and other financial institutions from time to time parties thereto
        (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers
        Trust Company, The Bank of New York and the Bank of Nova
        Scotia, as co-agents (incorporated herein by reference to
        Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
        for the quarter ended September 30, 1997).
 4(b)*  First Amendment to Credit Agreement dated March 26, 1998;
        Second Amendment to Credit Agreement dated July 2, 1998;
        Third Amendment to Credit Agreement date December 31, 1998;
        Fourth Amendment to Credit Agreement dated March 10, 1999;
        Second Amended and Restated Pledge Agreement dated March 10,
        1999 related to the Credit Agreement; and Bond Pledge
        Agreement dated March 10, 1999 related to the Credit
        Agreement (incorporated herein by reference to Exhibit 4(c)
        to the Company's Annual Report on Form 10-K for the year
        ended January 2, 1999).
 4(c)*  Indenture dated as of March 25, 1999, among Fruit of the
        Loom, Inc., as issuer, Fruit of the Loom, Ltd., as
        guarantor, certain subsidiaries of Fruit of the Loom, Inc., as guarantors, and The Bank of New York, as trustee of the
        8 7/8% Senior Notes due 2006 (incorporated herein by
        reference to exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
 4(d)*  Fifth Amendment to Credit Agreement dated July 20, 1999
        (incorporated herein by reference exhibit 4(d) to the
        Company's Quarterly Report on Form 10-Q for the quarter
        ended July 3, 1999).
 4(e)   Security Agreement dated March 10, 1999.
 4(f)   First Amendment to Security Agreement dated July 20, 1999.
 4(g)   Sixth Amendment to Credit Agreement and Limited Waiver dated
        October 13, 1999.
 4(h)   Loan and Security Agreement dated as of October 29, 1999,
        among the financial institutions from time to time parties thereto (the "Lenders"), Bank of America, National
        Association as administrative "Agent" for the Lenders, Banc of America Securities LLC, as "Syndication Agent", and FTL
        Receivables Company, as "Borrower".
27      Financial Data Schedule.

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

B. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended October 2, 1999.

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

Date: November 16, 1999