Form 10-K
period 2000-01-01
FRUIT OF THE LOOM INC /DE/
filed 2000-04-17
CIK 771298

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

                  FOR THE FISCAL YEAR ENDED JANUARY 1, 2000 OR

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

                           200 W. MADISON, SUITE 2700
                            CHICAGO, ILLINOIS 60606
          (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (312) 899-1320

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

     As of February 29, 2000, there were outstanding 66,905,348 shares of the Registrant's Class A Common Stock, $.01 par value, and 5,229,421 of the Registrant's Preferred Stock, $.01 par value. There is no market for the Registrant's Common Stock and Preferred Stock. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FRUIT OF THE LOOM, INC.
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I

Item 1.      Business....................................................    1

Item 2.      Properties..................................................   10

Item 3.      Legal Proceedings...........................................   11

Item 4.      Submission of Matters to a Vote of Security Holders.........   13

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   14

Item 6.      Selected Financial Data.....................................   15

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   18

Item 7A.     Qualitative and Quantitative Disclosure about Market Risk...   32

Item 8.      Financial Statements and Supplementary Data.................   34

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None).............................  100

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant..........  100

Item 11.     Executive Compensation......................................  103

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................  110

Item 13.     Certain Relationships and Related Transactions..............  111

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form
             8-K.........................................................  112

                                     PART I

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities, and weather conditions in the locations in which the Company manufactures and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

  CAYMAN REORGANIZATION

     On March 4, 1999 Fruit of the Loom, Ltd. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS". At the beginning of the third quarter, FTL, Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL, Ltd. Ownership of essentially all of the businesses or subsidiaries of the Company located outside of the United States, other than certain interests of the Company in Canada and Mexico, and the beneficial ownership of certain trademarks may be transferred from FTL, Inc. to FTL, Ltd. if the Cayman Reorganization is fully implemented. FTL, Inc. was incorporated under the laws of the State of Delaware in 1985. FTL, Inc. and its subsidiaries are herein referred to as the Company.

  EVENTS LEADING UP TO THE CHAPTER 11 FILING

     The Company believes that its vertically-integrated organization historically made it one of the lowest-cost producers in its industry. To maintain its low cost position, the Company relocated substantially all of its domestic assembly operations to the Caribbean, Central America and Mexico ("offshore"). In 1999, approximately 99% of the Company's garments for sale in the United States were assembled offshore compared to approximately 12% at the beginning of 1995. A number of difficulties attended this transition. Prior operating management of the Company made the decision in early 1998 to reduce inventories, close two distribution facilities and one of the Company's knitting operations. The decision to reduce inventory levels was accompanied by the temporary shutdown in the fourth quarter of 1998 of a number of the Company's textile plants. Upon resuming production in the first quarter of 1999, the level of irregular inventory increased as a result of hiring inexperienced workers. The deficiency in output from these plants and the unexpectedly strong demand for key retail and activewear products resulted in shortages of available products, which negatively impacted sales and required the Company to incur additional costs (including freight) in an attempt to maintain service levels with its major customers. The decision to close one of the Company's knitting operations extended the time required to produce necessary inventory and exacerbated the problem. In order to maintain customer service at acceptable levels, the Company increased its usage of external contractors, overtime labor, and time-sensitive and expensive methods of transporting materials and products, all of which resulted in significant unfavorable manufacturing variances. Accordingly, the Company's financial performance and cash flow in 1999 reflect these difficulties.

  CHAPTER 11 FILING

     General. On December 29, 1999 (the "Petition Date"), FTL, Inc., its parent and 32 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 ("Chapter 11"), Title 11 of the United States Code, 11 U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL, Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because FTL, Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL, Inc. continue to govern and manage the operations of FTL, Inc., respectively, subject to the supervision and orders of the Court. See "ITEM 3. LEGAL PROCEEDINGS."

     Reorganization Plan Procedures. The Debtors expect to reorganize under Chapter 11 and to propose a reorganization plan. The Debtors have the exclusive right to file a reorganization plan through April 27, 2000. Due to the seasonality and magnitude of the Company's operations, and the number of interested parties asserting claims that must be resolved in the Chapter 11 cases, the plan formulation process is complex. Accordingly, the Debtors have requested an extension of the 120 day exclusivity period. Although the Bankruptcy Court will hear the extension motion on April 19, 2000, there can be no assurance that the Bankruptcy Court will grant such an extension. After expiration of the 120 day exclusivity period, creditors have the right to propose reorganization plans absent an extension of the exclusivity period. Although management expects to file a reorganization plan at an appropriate time, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that such plan will be consummated. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

     At this time, it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" and the Report of Independent Auditors included on page 35 which indicates substantial doubt about FTL, Inc.'s ability to continue as a going concern.

     Chapter 11 Financing and Other Matters. Early in the Chapter 11 cases, the Debtors received approval from the Bankruptcy Court to, among other things, (i) continue paying salaries, wages and benefits to all employees, debts due to critical trade creditors and independent contractors, and (ii) continue funding customer advertising and related programs and to pay customs duties.

     In addition, the Bankruptcy Court approved a $625,000,000 debtor-in-possession financing facility (the "DIP Loan"), which was provided by a syndicate of lenders, including Bank of America as agent bank (the "DIP Lenders"). As of January 1, 2000, the current outstanding debt under this facility was $162,500,000. The DIP Loan matures on June 30, 2001. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" and "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements.

     On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). See "DISCONTINUED OPERATIONS" in the Notes to Consolidated Financial Statements. In addition, the Company is actively marketing the Gitano business.

     The Company has filed schedules and statements of financial affairs setting forth the assets and liabilities of the Company as of the Petition Date, as reflected on the Company's books and records. The Company will ask the Bankruptcy Court to establish a bar date for filing proofs of claim against the Company and other Debtors. Since no bar date has yet been set after which proofs of claim may not be filed, and any claims that are filed by creditors will need to be investigated by the Company and resolved, the ultimate amount of liabilities is presently undeterminable.

  RESTRUCTURING ACTIVITIES

     Immediately preceding and subsequent to the Petition Date, management of the Company and its advisors in the bankruptcy cases have conducted an extensive analysis of business operations with the objective of making necessary changes to improve operating performance. In summary, the Company is discontinuing unprofitable and low-volume product offerings and instituting cost-control measures. Specifically, the Company has reduced stock keeping units ("SKU's") in some product lines as much as 30%. Management believes this will result in merchandising efficiencies, increased fill rates and improved customer service. In addition, the reduction in SKU's will enable the Company to more quickly respond to customer changes in its basic products. Along with the SKU reduction, the Company has reduced the number of packaging options, dramatically reduced the number of in-store merchandisers and created company-wide standards for case packs. Also, the Company has implemented a process to monitor service/supply chain issues. As a result of these changes, management believes it will be able to more effectively balance inventories and control changes in packaging and other inventory components without experiencing significant inventory obsolescence.

     The Company has implemented cost control measures including salary and hourly personnel reductions, focused on improving material utilization through process standardization and simplification and reduced freight costs by increasing container utilization, enhanced planning and by reducing its usage of air freight. The cost-control measures also include the centralization of the Company's key functional areas, comprising manufacturing, planning, forecasting, transportation and customer service. The organizational reporting structure has further been simplified by combining the Retail and Activewear divisions. Management believes these changes will result in improved communication and greater efficiency.

DESCRIPTION OF BUSINESS

     The Company is a leading international, vertically integrated basic apparel company, emphasizing branded products for consumers ranging from children to senior citizens. The Company is one of the largest producers of men's and boys' underwear, activewear for the screenprint T-shirt and fleece market, women's and girls' underwear, casualwear, women's jeanswear and childrenswear, selling products principally under the FRUIT OF THE LOOM(R), BVD(R), SCREEN STARS(R), BEST(TM), MUNSINGWEAR(R), WILSON(R), GITANO(R) and CUMBERLAND BAY(TM) brand names. In addition to undecorated products, the Company offers underwear, sportswear and T-shirts decorated with licensed characters, including STAR WARS(TM), BATMAN(TM), SUPERMAN(TM), SPIDERMAN(TM), LOONEY TUNES(TM), TAZ(TM), SESAME STREET(TM), SCOOBY-DOO(TM), WOODY WOODPECKER(TM), CURIOUS GEORGE(TM), and TELETUBBIES(TM). Through February 2000, under the PRO PLAYER(R) and FANS GEAR(R) brands, the Company also designed, manufactured and marketed licensed sports apparel bearing the names, tradenames and logos of the National Football League, the National Basketball Association, Major League Baseball and the National Hockey League, professional sports teams and many colleges and universities, as well as the likenesses of certain popular professional athletes. In February 2000, the Bankruptcy Court approved the Company's wind down of Pro Player. The Company continues to sell this licensed merchandise throughout the wind down period.

     The Company performs most of its own spinning, knitting, cloth finishing and cutting operations. Sewing and packaging are performed by affiliated companies or offshore contractors. Management considers the Company's primary strengths to be its excellent brand recognition, strong relationships with major discount chains and mass merchandisers and its ability to produce significant volumes of products. Management believes that consumer awareness of the value, quality and competitive prices of the Company's products benefits the Company in any retail environment where consumers are value conscious.

OPERATING SEGMENTS

     The Company manufactures and markets basic family apparel with operations in the Americas and in Europe. North America is the Company's principal market, comprising more than 80% of net sales to unrelated parties in each of the last three years. For the North American market, capital intensive spinning, knitting and cutting operations are located in the United States. Labor intensive sewing and finishing operations are performed by affiliated companies and are located in Central America, Mexico and the Caribbean. For the European market, manufacturing operations are concentrated in Ireland, but labor intensive operations are being relocated to lower-cost North African locations.

     In North America, the Company is organized into two operating segments based on the products it offers. These segments are Retail Products and Activewear. The Company is winding down operations of its former Sports and Licensing segment (reported as a discontinued operation in the 1999 Consolidated Financial Statements). Management allocates promotional efforts, working capital, and manufacturing and distribution capacity based on its assessment of segment operating results and market conditions. In Europe, the Company is organized into a single geographic operating segment. Employing an entirely separate management team, the Company produces and sources a different mix of garments in Ireland and North Africa for sale in Europe.

  RETAIL PRODUCTS

     Men's and Boys' Underwear. The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and "fashion" underwear. These products are primarily sold to major discount chains and mass merchandisers. A recent survey found that the FRUIT OF THE LOOM brand was the second most recognized of 90 men's apparel brands, with 95% brand awareness. The Company sells all-cotton and cotton-blend underwear under its FRUIT OF THE LOOM and BVD brand names. Products sold under the BVD brand name are generally designed to appeal to a more premium market and are priced higher than those sold under the FRUIT OF THE LOOM brand name. Under licensing arrangements, the Company manufactures and markets men's and boys' underwear bearing the MUNSINGWEAR and KANGAROO(R) trademarks in the United States and certain overseas markets. The Company is one of the market leaders in men's and boys' underwear, with a 1999 domestic market share of approximately 32%, approximately five points behind the market share of its principal competitor.

     Women's and Girls' Underwear. The Company offers a variety of women's and girls' underwear under the FRUIT OF THE LOOM brand name, including cotton, nylon and lycra panties. These products are primarily sold to major discount chains and mass merchandisers. In addition, the Company has granted a license to Warnaco Inc. for the manufacture and sale of bras, slips, camisoles and other products under the FRUIT OF THE LOOM brand name in North America. The Company is one of the branded market leaders in the fragmented women's and girls' underwear market, with a 1999 domestic market share of approximately 15% compared to a market share of 32% for the largest competing brand. No other competitor had more than a 4% market share in 1999.

     Casualwear. The Company markets undecorated T-shirts and fleece tops, shorts and bottoms to mass merchandisers as casualwear under the FRUIT OF THE LOOM, BVD and MUNSINGWEAR brands. Casualwear is produced in separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories. A marketing program includes advertising in selected markets and local cooperative advertising, promotions and in-store merchandising. The casualwear market is fragmented and has no dominant brands.

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

     In November 1996, the Company sold substantially all the operating assets of its Hosiery Division to an unrelated party and simultaneously entered into a twenty-year licensing agreement for the purchaser to sell socks in a variety of styles and colors under the FRUIT OF THE LOOM name and pay the Company a royalty fee based on a percentage of FRUIT OF THE LOOM branded sock sales. Prior to the sale, the Company manufactured and sold socks for men, women, boys and girls under the FRUIT OF THE LOOM brand.

  ACTIVEWEAR

     The Company produces and sells undecorated T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ(R) and BEST BY FRUIT OF THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors, screenprinters and specialty retailers. Management believes that the Company is the largest activewear manufacturer and supplier for screenprinters, with a domestic market share of the screenprint T-shirt market of approximately 30% for 1998, the most recent year for which data is available. The Company believes that its 1999 market share was substantially less than its 1998 market share. The decrease in market share in 1999 resulted principally from a lack of product availability in the first eight months of 1999. However, the Company believes, due to improved customer service and product availability during the last four months of 1999, it has regained a portion of the lost market share.

  LICENSED SPORTSWEAR

     Through February 2000, the Company designed, manufactured and marketed sports apparel under licenses granted by major professional sports leagues, professional players and many colleges and universities in the United States and under licenses with Walt Disney Company for its ESPN and X-Games properties. The Company also sold a wide variety of quality sportswear, including T-shirts, sweatshirts, shorts and outerwear primarily under the PRO PLAYER and FANS GEAR brands and the WILSON trademark. The Company manufactured and marketed a wide variety of decorated sportswear to retail stores and mass merchants. Under its PRO PLAYER brand, the Company designed and marketed heavyweight jackets, lightweight jackets, headwear and other outerwear and T-shirts and fleecewear bearing the logos or insignia of professional sports and college teams and leagues.

  EUROPE

     European apparel product offerings consist principally of T-shirts, fleecewear and polo shirts sold to wholesale distributors for resale to the imprint market (70%) and sold to the retail market (27%). The products are sold primarily in Western European countries.

BUSINESS STRATEGY

     Low Cost Manufacturing. The Company's strategy is to use its automated textile manufacturing facilities in the United States for yarn spinning, knitting, bleaching and dying and cutting, together with low cost offshore operations for labor-intensive sewing and finishing activities. This combination has been set up in an effort to optimize the Company's cost structure and offer continued value to its customers. As part of this strategy, over the last four years the Company transferred substantially all of its sewing operations to locations in Mexico, the Caribbean and Central America. In 1999, approximately 99% of the Company's garments were sewn offshore, as compared to approximately 12% at the beginning of 1995. Prior to the problems experienced in 1999, management believes that the Company has historically been one of the lowest cost producers in the markets it serves. As a result of the Cayman Reorganization, beginning in the third quarter of 1999, the Company began selling cut goods to affiliates in Central America and the Caribbean where sewing and finishing is performed by the affiliates. The finished goods are then sold by the affiliates to the Company at arms length transfer prices which approximate market prices.

     Utilizing Contract Manufacturers. Approximately 37% of the garments sewn offshore in 1999 were assembled by contract manufacturers, with the remaining 63%, consisting primarily of large volume styles, assembled at facilities owned and operated by affiliates. Contract manufacturers are used for the following reasons: (i) to balance internal capacity requirements, (ii) to manufacture low volume specialty garments, (iii) to accommodate seasonal or one-time programs, and (iv) to bridge capacity in the move from domestic plant to offshore plant sewing. The Company's affiliates have increased their sewing capacity in Mexico and Central America and the Company expects to continue to reduce its reliance on contract manufacturing.

     Enhancing Information Systems Over the past several years, the Company has committed additional resources to enhance its information systems ("IS"). These efforts have included the implementation of an Oracle general ledger and accounts payable system, the development of a new order entry system enabling activewear retailers to order from wholesalers through the Internet and implementation of Electronic Data Interchange with its major retail customers. In addition, the Company has implemented its Vendor Managed Inventory ("VMI") program, enabling the Company to partner with its customers and allowing these customers to maintain optimal inventory levels. The VMI program and other IS enhancements enable the Company to improve utilization of its own inventories by matching production more closely with customer point of sale information. Also, the Company has improved its inventory control systems to enable the Company to better control product moving offshore. The Company continues to improve its inventory control systems. The Company is committed to spending necessary funds to improve these systems in 2000 and future years. This is especially critical now that virtually all product sold domestically is being assembled offshore. Finally, the Company plans to continue its efforts in the IS area in 2000 and future years to improve efficiency and customer service.

MARKETING AND DISTRIBUTION

     The Company sells its products to over 10,000 accounts, including all major discount chains and mass merchandisers, wholesale clubs and screenprinters. The Company also sells to many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. Management believes that if the Company were to lose any one customer, a percentage of these sales would shift to other outlets due to the high degree of brand awareness and consumer loyalty to the Company's products. However, management believes the loss of one of its major customers could have a significant adverse effect on the Company. Sales to the Company's largest and second largest customers represented approximately 22% and 14%, respectively, of the Company's net sales to unrelated parties in 1999. The Company's largest 50 customers accounted for approximately 74% of the Company's net sales to unrelated parties in 1999. The Company's products are principally sold by a nationally organized direct sales force of full-time employees, while certain of the Company's products are sold through independent sales representatives. The Company's products are shipped from five primary distribution centers.

     Management believes that among the Company's primary strengths are its long-standing excellent relationships with major discount chains and mass merchandisers. These retailers accounted for approximately 66% of the men's and boys' underwear and approximately 62% of the women's and girls' underwear sold in the United States in 1999, up from approximately 59% and 55%, respectively, in 1993. In these channels, the Company supplied approximately 45% of the men's and boys' underwear compared to 43% for its principal competitor and approximately 23% of the women's and girls' underwear compared to 44% for its principal competitor in the United States in 1999. During the last several years, many of the Company's principal customers have revamped their inventory and distribution systems, requiring their suppliers to offer more flexible product deliveries. In response to these demands and to enable the Company to better monitor and control its own inventory levels, the Company has made substantial investments in IS and in upgrading its warehousing and distribution capabilities.

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

     WILSON(R) is a trademark of Wilson Sporting Goods, used under license; MUNSINGWEAR(R) and KANGAROO DESIGN(R) are registered trademarks of Perry Ellis International Corporation, used under license. BATMAN(TM) and SUPERMAN(TM) are trademarks of D.C. Comics, care of Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P., used under license. STAR WARS(TM) is a trademark of Lucasfilm Ltd., used under license. TELETUBBIES(TM) is a trademark of Ragdoll Productions, Ltd., used under license from The itsy bitsy Entertainment Corporation. SPIDERMAN(TM) is a trademark of Marvel Characters, Inc., used under license. SCOOBY-DOO(TM) and all related characters and elements are trademarks of Hanna Barbera Productions, Inc., used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P. SESAME STREET(TM) is a trademark of Children's Television Workshop, used under license. LOONEY TUNES(TM) and TAZ(TM) are trademarks of Warner Bros., used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P. . WOODY WOODPECKER(TM) is a trademark of Walter Lantz Productions, Inc., used under license from MCA/Universal Merchandising, Inc. CURIOUS GEORGE(TM) is a trademark of Houghton Mifflin Company, used under license from Universal Studios Licensing, Inc.

     In addition, the Company owns the PRO PLAYER and FANS GEAR trademarks for its licensed sportswear business. Through February 2000, the Company licensed properties, including team insignia, images of professional athletes and college logos from the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, professional players' associations and certain individual players and many colleges and universities in the United States. These owned and licensed trademarks were used on sports apparel, principally T-shirts, shorts, sweatshirts, jerseys and lightweight and heavyweight jackets marketed by the Company. In February 2000, the Bankruptcy Court approved the Company's wind down of Pro Player. The Company continues to sell the licensed merchandise through the wind down period.

INTERNATIONAL OPERATIONS

     The Company sells primarily activewear through its foreign operations, principally in Europe, Canada, Japan and Mexico. The Company's approach has generally been to establish production capability in the Company's larger foreign markets in order to better serve these markets and decrease the impact of foreign currency fluctuations. The Company has established manufacturing plants in Canada, the Republic of Ireland and Northern Ireland (United Kingdom) as a means of accomplishing these objectives. In addition, the Company's affiliates have established manufacturing operations in Honduras, El Salvador and Jamaica to assemble fabrics which have been manufactured and cut in the Company's U.S. operations, as well as externally sourced fabric, into finished goods for sale principally in the United States. The Company has also established manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale.

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

     Sales to unrelated parties from international operations during 1999 were $297,400,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for approximately 16% of the Company's net sales to unrelated parties in 1999. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. See "OPERATING SEGMENTS" in the Notes to Consolidated Financial Statements.

MANUFACTURING

     Principal manufacturing operations consist of spinning, knitting, cloth finishing, cutting, sewing and packaging. In addition, licensed sportswear products were generally produced by applying decorative images, most often by screen printing or embroidery, to blank garments. The Company knits yarn into fabric using a multiple-knitting technique that produces long tubes of fabric corresponding in weight and diameter to various sizes and styles required to make both underwear and activewear. Substantially all of the Company's products are either bleached to remove the ecru color of natural cotton or dyed for colored products. To achieve certain colors, the fabric must be bleached and dyed.

     Fabric is then cut from patterns in the Company's facilities in the U.S. and Mexico. Various cutting methods are used to maximize operating efficiency and minimize cost. Cut fabric and parts are then shipped either to Company owned facilities or contractors for assembly. At those facilities, components are distributed to operators, each of which specializes in a particular function, such as sewing waistbands on briefs. Quality checkpoints occur at many intervals in the manufacturing process, and each garment is inspected prior to packaging.

     In 1999, approximately 99% of the garments produced by the Company for the domestic market were sewn in Central America, Mexico, or the Caribbean basin. Of this total, approximately 37% were assembled at contractors and approximately 63% at facilities owned and operated by affiliates. Contract manufacturers have been used by the Company for the following reasons: 1) to balance internal capacity requirements, 2) for low volume specialty garments, 3) for seasonal or one-time programs, and 4) as a capacity bridge in the move from domestic plant to offshore plant sewing. The Company chooses to sew large volume styles in facilities owned and operated by affiliates where it believes it has the greatest cost reduction potential. The Company is in the process of increasing sewing capacity in Central America which will reduce its reliance on contract manufacturing.

     Gitano jeans are principally produced in the Company's own facilities. Denim cloth is purchased from vendors, the product is cut and sewn in either Mexico or a U.S. facility, with final wash, press, and pack operations in the U.S.

COMPETITION

     All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure.

IMPORTS

     Domestic apparel manufacturers continue to move sewing operations offshore to reduce costs and compete with enhanced import competition resulting from the Uruguay Round of the General Agreement on Tariffs and Trade. To regain the Company's position as a low cost manufacturer, the Company has increased the percentage of garments sewn in the Caribbean and Central America and returned to the United States under Section 9802 (previously Section 807) of the regulations of the Department of the Treasury, United States Customs Service. The Company believes domestic knitting, bleaching and dyeing operations will continue to provide the Company with a competitive advantage in future years. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with sewing predominantly offshore.

     Imports from the Caribbean, Central America and Mexico likely will continue to rise more rapidly than imports from other parts of the world. This is because
Section 9802 grants preferential quotas to imported goods fabricated from fabrics made and cut in the United States, as customs duty is paid only on the value added outside the United States. United States apparel and textile manufacturers, including the Company, will continue to use Section 9802 to compete with direct imports.

     Direct imports accounted for approximately 21% of the United States men's and boys' underwear market (100% if Section 9802 imports are included) in 1999 and approximately 33% (75% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear, imports accounted for approximately 58% of this market in 1998, the latest period for which data is available.

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

EMPLOYEES

     The Company employs approximately 15,000 people. Approximately 2,000 employees, principally in foreign markets, are covered by collective bargaining agreements. Management believes that its employee relations are good.

MISCELLANEOUS

     MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester. Cotton prices are subject to the price volatility of the commodity markets. Polyester prices are principally linked to petroleum prices and, accordingly, are also subject to the price volatility of the commodity markets. The Company contracts in advance to meet its cotton needs and manages the risk of cotton price volatility through a combination of fixed and nonfixed price purchase commitments, cotton futures contracts and call options. As of March 11, 2000 the Company had entered into contracts that cover approximately 89% of its estimated cotton usage for 2000.

     OTHER. The Company was incorporated under the laws of the state of Delaware in 1985. The principal executive offices of the Company are located at 200 W. Madison, Suite 2700, Chicago, Illinois 60606, telephone (312) 899-1320. As used in this Annual Report on Form 10-K, the term "the Company" refers to FTL, Inc. and its subsidiaries, unless otherwise stated or indicated by the context. Market share data contained herein are for domestic markets and are based upon information supplied to the Company by the National Purchase Diary, which management believes to be reliable.

     SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. As a result of the Cayman Reorganization, beginning in the third quarter of 1999, the Company began selling cut goods to affiliates in Central America and the Caribbean where sewing and finishing is performed by the affiliates. The finished goods are then sold to the Company at arms length transfer prices which approximate market prices. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     The Company's properties and facilities aggregate approximately 12,087,000 square feet, of which approximately 3,742,000 square feet of facilities are under leases expiring through 2017. Management believes that the Company's remaining facilities and equipment are in good condition and that the Company's remaining properties, facilities and equipment are adequate for its current operations. Capital spending, primarily to establish and support offshore assembly operations, is expected to approximate $36,000,000 in 2000. Management believes that the actions referred to in the previous paragraph, together with planned capital expenditures, will allow the Company to accommodate current and anticipated sales growth and return to being a low cost producer in the next several years.

     Set forth below is a summary of the principal facilities owned or leased by the Company.

     The Company's facilities are located principally in the United States (including Canada and Japan), Western Europe (principally United Kingdom, Republic of Ireland and Morocco) and Mexico.

                                                                               SQUARE FEET
                                                               NO. OF     ---------------------
                                                              LOCATIONS     OWNED      LEASED
                                                              ---------   ---------   ---------
UNITED STATES
  Manufacturing.............................................     14       4,595,000     866,000
  Warehouse and distribution................................     14       2,709,000   1,637,000
  Sales and administration..................................      9          89,000     204,000
WESTERN EUROPE
  Manufacturing.............................................      9         624,000     494,000
  Warehouse and distribution................................      6         276,000     370,000
  Sales and administration..................................      7          52,000     117,000
MEXICO
  Manufacturing.............................................     --              --          --
  Warehouse and distribution................................      1              --      51,000
  Sales and administration..................................      1              --       3,000
TOTAL
  Manufacturing.............................................     23       5,219,000   1,360,000
  Warehouse and distribution................................     21       2,985,000   2,058,000
  Sales and administration..................................     17         141,000     324,000

See "LEASE COMMITMENTS" in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  CHAPTER 11 FILING

     On December 29, 1999, FTL, Inc. its parent and 32 of its subsidiaries filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW).

     Early in the Chapter 11 cases, the Bankruptcy Court approved a $625,000,000 DIP Loan, which was provided by the DIP Lenders. As of January 1, 2000, the current outstanding debt under this facility was $162,500,000. The DIP Loan matures on June 30, 2001.

     Under section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other cases against the Debtors that were or could have been commenced prior to commencement of the Chapter 11 case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Debtors; (iii) take any action to obtain possession of or exercise control over property of the Debtors or their estates; (iv) create, perfect or enforce any lien against the property of the Debtors; (v) collect, assess or recover claims against the Debtors that arose before the commencement of the case; or (vi) set off any debt owing to the Debtors that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Debtors that arose before the commencement of the case.

     Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. An official unsecured creditors committee has been formed by the United States Trustee. This committee and various other parties in interest, including creditors holding claims, such as the pre-petition bank group and secured bondholders, have the right to appear and be heard on applications of the Debtors relating to certain business transactions. The Company is required to pay certain expenses of the committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. In addition, the Company has an agreement, approved by the Bankruptcy Court, with the pre-petition bank groups and secured bondholders, to make quarterly adequate protection payments aggregating approximately $25,000,000 to $30,000,000.

     As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. In this context, "assumption" requires the Debtors to perform their obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that the Debtors are relieved from their obligations to perform further under the rejected contract or lease, but are subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the reorganization cases.

     Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 cases are generally allowable against the Debtors in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Debtors have established estimated accruals approximating what the Debtors believe will be their liability under these claims. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

  PLAN OF REORGANIZATION PROCEDURES

     For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a reorganization plan.

     Given the seasonality and magnitude of the operations of the Debtors and the number of interested parties asserting claims that must be resolved in the Chapter 11 cases, the plan formulation process is complex. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan of reorganization until April 27, 2000 and June 26, 2000, respectively. Accordingly, the Debtors have requested an extension of the 120 day exclusivity period. Although the Bankruptcy Court will hear the extension motion on April 19, 2000, there can be no assurance that the Bankruptcy Court will grant an extension. After expiration of the exclusivity period, creditors have the right to propose alternative reorganization plans.

     If a Chapter 11 debtor fails to file its plan during the Exclusive Period or, after filing such a plan, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the 60 day exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for such Chapter 11 debtor.

     Inherent in a successful plan of reorganization is a capital structure which permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 cases, in general, or the effects of the Chapter 11 cases on the business of the Debtors or on the interests of creditors. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

     Generally, after a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy

Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

     To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

     The remaining response to this item is incorporated by reference to the accompanying Consolidated Financial Statements. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     William F. Farley, formerly an executive officer and currently a director of the Company, holds 100% of the common stock of Farley Inc. Prior to the Cayman Reorganization, William F. Farley and Farley Inc. together owned all 5,229,421 outstanding shares of FTL, Inc.'s Class B Common Stock entitled to five votes per share.

     On March 4, 1999, FTL, Inc. became a subsidiary of FTL Ltd., pursuant to the Cayman Reorganization approved by the stockholders of the Company on November 12, 1998. In connection with the Cayman Reorganization, all outstanding shares of Class A Common Stock of FTL, Inc. were automatically converted into Class A ordinary shares of FTL, Ltd., and all outstanding shares of Class B Common Stock of FTL, Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL, Inc. (the "FTL Inc. Preferred Stock").

     The FTL, Inc. Preferred Stock (5,229,421 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL, Inc. Class B common stock based upon the $13.71 average closing price of FTL, Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL, Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL, Inc. common stock, (v) participates with the holders of FTL, Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL, Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL, Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and
(vii) has the right to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis. The minority interest in FTL, Inc. is based on the liquidation preference of $71,700,000.

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at January 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. had a loss in the year ended January 1, 2000, the minority interest participation is limited to the fixed preferred dividends of $2,700,000. In 1999, the Company paid dividends aggregating $1,900,000 to holders of the FTL, Inc. Preferred Stock. The Company ceased paying dividends on the FTL, Inc. Preferred Stock subsequent to the third quarter of 1999.

     There is no market for FTL, Inc's common or preferred stock. All shares of common stock are owned by FTL, Ltd.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS -- (CONTINUED)
COMMON STOCK PRICES AND DIVIDENDS PAID

     No dividends were declared on the Company's common stock during 1999 or 1998. The Company does not currently anticipate paying any dividends on common stock in 2000. For restrictions on the Company's ability to pay present or future dividends, see "LONG TERM DEBT" in the Notes to Consolidated Financial Statements. In addition, the Bankruptcy Code prohibits the Debtors from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

     On December 29, 1999, the Debtors filed voluntary petitions for reorganization under Chapter 11 and are operating their businesses as debtors-in-possession under control of the Bankruptcy Court.

     The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended January 1, 2000. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in the Annual Report.

     Effective January 1, 1998, the Company changed its year-end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. Fiscal years 1999 and 1998 ended on January 1, 2000 and January 2, 1999, respectively.

                                                                             YEAR ENDED
                                       ---------------------------------------------------------------------------------------
                                       JANUARY 1,         JANUARY 2,        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                          2000               1999               1997              1996              1995
                                       ----------      -----------------   ---------------   ---------------   ---------------
OPERATIONS STATEMENT DATA(1)(2):
Net sales -- unrelated parties.......   $1,835.1           $1,984.8           $1,931.2          $2,236.1          $2,208.8
Gross earnings.......................       31.7(3)           543.7(7)           424.2(10)         642.4             463.4(15)
Operating earnings (loss)............     (388.5)(4)          207.1(8)          (266.7)(11)        298.2               6.4(16)
Interest expense.....................       94.4               92.5               81.2              99.9             112.9
Reorganization Items.................        3.0(5)              --                 --                --                --
Earnings (loss) from continuing
  operations before income tax
  expense (benefit), extraordinary
  items and cumulative effect of
  change in accounting principles....     (547.5)(6)          120.2(9)          (428.3)(12)        160.3(13)        (128.7)(17)
Earnings (loss) from continuing
  operations before extraordinary
  items and cumulative effect of
  change in accounting principles....     (584.7)             113.0             (362.0)            132.8(14)        (114.8)
BALANCE SHEET DATA(1)(2):
Total assets.........................    2,071.6           $2,279.0           $2,448.9          $2,578.4          $2,943.5
Long-term debt, excluding current
  maturities.........................      593.5              856.6            1,192.8             867.4           1,427.2
Other noncurrent liabilities.........       37.9              267.4              321.0             271.2             292.9
Liabilities subject to compromise --
  unrelated parties..................      671.2                 --                 --                --                --
Common stockholders' equity
  (deficit)..........................     (615.7)             548.9              422.1           1,093.8             929.2

-------------------------

(1) This information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.

(2) During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The change decreased previously reported results as follows:

                                                               1996     1995
                                                              ------   ------
      Gross loss............................................  $ (7.1)  $ (0.8)
      Loss from continuing operations before extraordinary
       items and cumulative effect of change in accounting
       principles...........................................    (4.6)    (0.5)
      Loss per common share from continuing operations
       before extraordinary items and cumulative effect of
       change in accounting principles:
        Basic...............................................   (0.06)   (0.01)
        Diluted.............................................   (0.06)   (0.01)

     The accounting change increased the net loss for 1997 by $27.8 or $.37 per share.

(3) Includes pretax charges of $214.1 related to provisions and losses on the sale of close-out and irregular inventory and inventory valuation write downs.

(4) Includes pretax charges of $281.3 related to provisions and losses on the sale of close-out and irregular inventory and inventory valuation write downs, impairment of European manufacturing facilities, severance and professional fees incurred in connection with the Company's restructuring efforts.

(5) Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items consist of professional fees which include legal, accounting and other consulting services provided to the Company during the Chapter 11 cases. The reorganization items increased the net loss by $3.0 or $.04 per share.

(6) Includes pretax charges of $345.8 related to provisions and losses on the sale of close-out and irregular inventory and inventory valuation write downs, impairment of European manufacturing facilities, severance, a debt guarantee, professional fees incurred in connection with the Company's restructuring efforts and other asset write downs and reserves.

(7) Amounts received for the sale of inventory written down as part of the 1997 special charges exceeded amounts estimated, resulting in a reduction of $6.9 in cost of sales.

(8) Reflects an $8.4 reduction in selling, general and administrative expense resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(9) Reflects a $1.5 increase in other income -- net resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(10) Includes pretax charges of $47.8 related to inventory valuation write downs.

(11) Includes pretax charges of $384.4 related to costs associated with the closing or disposal of a number of domestic manufacturing and distribution facilities and attendant personnel reductions, impairment write downs of a number of domestic and foreign manufacturing and distribution facilities and inventory valuation write downs.

(12) Includes pretax charges of $32.4 principally from retained liabilities related to former subsidiaries and $32.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot Company, Inc. ("Acme Boot").

(13) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot.

(14) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

(15) Includes pretax charges of $145.5 related to costs associated with the closing or disposal of a number of domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

(16) Includes pretax charges of approximately $62.9 related principally to the write-off of Gitano goodwill and $188.4 related to costs associated with the closing or disposal of a number of domestic manufactur-ing facilities and attendant personnel reductions and charges related to inventory write downs and valuations and foreign operations.

(17) Includes pretax charges of approximately $20.7 related to certain obligations and other matters related to former subsidiaries and certain fees related to the modification of certain agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

     The Company believes that its vertically-integrated organization historically made it one of the lowest-cost producers in its industry. To maintain its low cost position, the Company relocated substantially all of its domestic assembly operations offshore. In 1999, approximately 99% of the Company's garments for sale in the United States were assembled offshore compared to approximately 12% at the beginning of 1995. A number of difficulties attended this transition. Prior operating management of the Company made the decision in early 1998 to reduce inventories, close two distribution facilities and one of the Company's knitting operations. The decision to reduce inventory levels was accompanied by the temporary shutdown in the fourth quarter of 1998 of a number of the Company's textile plants. Upon resuming production in the first quarter of 1999, the level of irregular inventory increased as a result of hiring inexperienced workers. The deficiency in output from these plants and the unexpectedly strong demand for key retail and activewear products resulted in shortages of available products, which negatively impacted sales and required the Company to incur additional costs (including freight) in an attempt to maintain service levels with its major customers. The decision to close one of the Company's knitting operations extended the time required to produce necessary inventory and exacerbated the problem. In order to maintain customer service at acceptable levels, the Company increased its usage of contractors, overtime labor, and time-sensitive and expensive methods of transporting materials and products, all of which resulted in significant unfavorable manufacturing variances. Accordingly, the Company's financial performance and cash flow in 1999 reflect these difficulties.

     On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000. See "DISCONTINUED OPERATIONS" in the Notes to Consolidated Financial Statements.

     The Company continues to review the divestiture of certain non-core assets. A gain or loss may be recorded on the divestitures but the amount cannot be determined at this time. In addition, restructuring costs may be incurred which the Company is unable to quantify at this time.

     On December 29, 1999, the Debtors filed voluntary petitions for relief under Chapter 11 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. For further discussion of Chapter 11 cases, see "ITEM 1. BUSINESS-CHAPTER 11 FILING", "ITEM 3. LEGAL PROCEEDINGS" and Notes to Consolidated Financial Statements.

     Currently, there is no Company or creditor sponsored plan of reorganization. There can be no assurance that any plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which include soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy.

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

GENERAL -- (CONTINUED)
reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see LIQUIDITY AND CAPITAL RESOURCES and Notes to Consolidated Financial Statements). As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

OPERATIONS

  1999 SPECIAL CHARGES

     In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. These charges totalled $345,800,000 ($126,600,000 in the third quarter and $219,200,000 in the fourth quarter) categorized as follows (in thousands of dollars):

Provisions and losses on the sale of close-out and irregular
  merchandise...............................................   $ 83,300
Impairment of European manufacturing facilities.............     30,000
Severance...................................................     30,600
Debt guarantee..............................................     30,000
Other asset write downs and reserves........................    171,900
                                                               --------
                                                               $345,800
                                                               ========

     Each of these categories is discussed below.

     As part of its restructuring activities, the Company decided to streamline product offerings by discontinuing unprofitable and low volume product offerings. In addition, the Company generated additional levels of irregular merchandise in 1999 as a result of its production problems. Further, selling prices for close-out and irregular merchandise decreased significantly during 1999. Also, inventory remaining at January 1, 2000 had to be written down to net realizable value. 1999 losses on the sale of close-out and irregular merchandise in excess of 1998 losses aggregated $22,500,000 and $25,800,000, respectively. Provisions recorded in 1999 in excess of provisions recorded in 1998 on remaining close-out and irregular inventory as of January 1, 2000 aggregated $13,300,000 and $21,700,000, respectively. Of the total charges, $58,100,000 were incurred in the fourth quarter of 1999. All of these charges are non-cash charges.

     As a result of its continuing review of the strategic position and cost effectiveness of its organization and facilities worldwide, the Company is in the process of moving its assembly operations for T-shirts to be sold in Europe from the Republic of Ireland to Morocco. Estimates of undiscounted cash flows indicated that the carrying amounts of assets related to this move and other manufacturing facilities in the Republic of Ireland were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, resulting in charges of approximately $30,000,000 in the fourth quarter of 1999 (all are non-cash charges).

     Severance costs consisted of salary and fringe benefits. Of the $30,600,000 of total severance costs, $27,400,000 related to an employment contract with the Company's former Chairman of the Board, Chief

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 SPECIAL CHARGES -- (CONTINUED)
Executive Officer and Chief Operating Officer ("former Chairman"). This severance was recorded in the third quarter of 1999. Although reflected as a "Future Cash" charge, any severance payable to Mr. Farley would be treated as an unsecured pre-bankruptcy claim in the Chapter 11 cases. The Company terminated the former Chairman's employment agreement in 1999. Thereafter, the Company received approval from the Bankruptcy Court to reject the agreement.

     The debt guarantee charge relates to the loss contingency on the Company's guarantee of personal indebtedness of the Company's former Chairman (the "Loans"). The former Chairman is in default under the Loans and under the reimbursement agreements with the Company. The total amount guaranteed is $59,300,000 as of March 31, 2000. The debt guarantee charge of $30,000,000 at January 1, 2000 was recorded in the third and fourth quarters of 1999 in the amounts of $10,000,000 and $20,000,000, respectively. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In addition, severance amounts (if any) eventually determined to be owed by the Company to Mr. Farley would be charged against the $27,400,000 provision, and be applied (net of applicable income taxes) either to reduce amounts owing by Mr. Farley under the reimbursement agreements with the Company or to reduce the indebtedness the Company has guaranteed.

     The Company recorded charges for other asset write downs and reserves totaling $171,900,000 (of which $148,300,000 are non-cash charges) comprised of the following (in thousands of dollars):

                                                           FOURTH     TOTAL
                                                          QUARTER      YEAR
                                                          --------   --------
Inventory markdown......................................  $ 19,800   $ 39,300
Inventory shrinkage.....................................    19,800     37,300
Inventory obsolescence..................................    16,300     32,400
Debt fees...............................................     6,000     10,500
Professional fees.......................................     6,300      6,600
Other charges...........................................    37,800     45,800
                                                          --------   --------
                                                          $106,000   $171,900
                                                          ========   ========

     The inventory markdown provision reflected excess quantities with respect to continuing first quality programs and significantly reduced selling prices in 1999. Excess quantities were generated as the Company could not meet customer demand in the first eight months of 1999 due to production and distribution difficulties. Customers reduced demand for these products as a result of the lack of adequate supply leaving excess quantities once production had been increased to projected demand.

     The significant charges for inventory shrinkage resulted from the Company's 1999 decision to hire additional contractors to increase production and represents the difficulty in accounting for inventories at these new and existing contractors as well as the difficulty experienced in connection with in-transit inventories from a greatly extended pipeline. Inventory shrinkage experienced in 1999 was $70,400,000 compared with $56,300,000, $26,000,000,
$18,900,000 and $17,600,000 in 1998, 1997, 1996 and 1995, respectively.

     Provisions for inventory obsolescence related to raw materials including excess labels and packaging as well as unbalanced components and obsolete cut parts.

     Debt fees include the increased cost of obtaining bank waivers and amendments during 1999 as a result of loan covenant violations and the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 SPECIAL CHARGES -- (CONTINUED)
     Professional fees include amounts associated with the Company's restructuring efforts.

     Other charges include $12,800,000 of repair parts related to physical inventory and other adjustments, the write-off of an $8,000,000 insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana and a provision on the ultimate realization of certain current and non-current assets of $8,000,000. All of the above charges except for the vacation pay loss contingency were recorded in the fourth quarter of 1999.

     The above charges were recorded as $214,100,000 of increases to cost of sales, $67,200,000 of increases to selling, general and administrative expenses and $64,500,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges, cash charges total approximately $84,200,000 to be paid in 2000 and future years. Substantially all of the cash charges represent liabilities subject to compromise under the bankruptcy laws.

  1999 COMPARED TO 1998

     Net sales increased $349,700,000 in 1999 compared to 1998; however, net sales to unrelated parties decreased $149,700,000 or 7.5% in 1999 compared to 1998. Pricing decreased $81,400,000 and sales volume and mix decreased $59,600,000. Sales of close-outs and irregulars declined $5,900,000 due to reduced prices reflecting market conditions. Within the individual product groups, Retail products increased $34,400,000 in the year ended January 1, 2000 compared to 1998 principally due to growth in men's and boys' underwear, childrenswear and casualwear offset by decreases in sales of intimate apparel and Gitano. The increases were principally due to new product programs and increased sales of excess and discontinued merchandise and irregulars. These increases were partially offset by lack of product availability. In addition, Retail casualwear sales increased in 1999 due to a new fleece program obtained from a major customer. The decrease in intimate apparel resulted from a lack of product availability. Gitano sales were impacted unfavorably by the loss of a major customer. Activewear sales declined $131,000,000 or 20.4% in 1999 compared to 1998 due to price reductions and lower volume. The lower volume experienced in activewear resulted from a lack of product availability in the first eight months of 1999. European sales declined $55,800,000 in 1999 compared to 1998 due to price reductions, lower volume of retail products and unfavorable currency effects (lower U.S. dollar). Lower volume of retail products in Europe resulted in sales reductions of $39,500,000 in 1999 compared to 1998 and reflected the Company's decision to pursue the up-market retail channel in 1999. Price reductions in Europe totaled $14,300,000 in 1999 compared to 1998 and reflected market conditions.

                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN MILLIONS OF DOLLARS)
NET SALES
  Retail products...........................................   $1,077.4      $1,043.0
  Activewear................................................      510.4         641.4
  Europe....................................................      212.9         268.7
  Other.....................................................       34.4          31.7
                                                               --------      --------
     Subtotal -- unrelated parties..........................    1,835.1       1,984.8
     Affiliates.............................................      499.4            --
                                                               --------      --------
                                                               $2,334.5      $1,984.8
                                                               ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 COMPARED TO 1998 -- (CONTINUED)

                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN MILLIONS OF DOLLARS)
OPERATING EARNINGS (LOSS)
  Retail products...........................................   $ (120.5)     $  104.3
  Activewear................................................     (108.8)         81.7
  Europe....................................................      (54.4)         29.9
  Other.....................................................       (8.6)         (8.8)
                                                               --------      --------
     Subtotal -- unrelated parties..........................     (292.3)        207.1
     Affiliates.............................................      (96.2)           --
                                                               --------      --------
                                                               $ (388.5)     $  207.1
                                                               ========      ========

     Gross earnings decreased $512,000,000 in 1999 compared to 1998; however, gross earnings on sales to unrelated parties declined $408,700,000 or 75.2% in 1999 compared to 1998 and gross margin declined 20.0 percentage points to 7.4% for the year. Price decreases aggregated $81,400,000, sales volume and production mix declines totaled $26,800,000 and higher production costs accounted for $89,500,000 of the decline. The balance of $211,000,000 is the result of other charges including $39,300,000 of provisions for and sales of slow-moving and discontinued products, $32,400,000 of provisions for and sales of obsolete inventory, $83,300,000 of provisions and losses on the sale of close-out and irregular merchandise of repair parts, $25,000,000 of physical inventory adjustments in excess of 1998, $12,800,000 of repair parts related to physical inventory and other adjustments, a $9,600,000 charge for a market loss on a supply contract resulting from a previously sold facility and $8,600,000 of other miscellaneous adjustments.

     The operating loss on sales to unrelated parties in 1999 totalled $292,300,000 compared to operating earnings of $207,100,000 in 1998. In addition to the decrease in gross earnings, the unfavorable impact on operating earnings resulted from increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $90,700,000 in 1999 compared to 1998. The increase was due, in part, to an accrual for $30,000,000 of asset impairment charges related to the Company's European manufacturing facilities as a result of the move from the Republic of Ireland to Morocco. In addition, in 1999 the Company incurred nonrecurring severance costs of $30,600,000 and $6,600,000 of additional legal and professional costs associated with the Company's restructuring efforts and recognized increased amortization expense of $7,200,000 related to new computer software. Further, 1998 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1997 which in total reduced 1998 selling, general and administrative expense by $8,400,000. See 1997 RESTRUCTURING AND SPECIAL CHARGES below. Also see "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. Selling, general and administrative expense as a percent of net sales increased 6.2 percentage points to 21.9% of net sales in 1999.

     Interest expense increased $1,900,000 or 2.1% in 1999 compared with 1998. The increases reflected a higher average interest rate. The full year increase was partially offset by lower average borrowing levels earlier in 1999 compared with 1998. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and LIQUIDITY AND CAPITAL RESOURCES below.

     Net other expense in 1999 totaled $61,600,000 compared with net other income of $5,600,000 in 1998. Principal components of net other expense in 1999 included a $30,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of the Company's former Chairman, the write-off of an $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000 and $19,600,000 for debt and other fee amortization and debt waivers (which includes the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 COMPARED TO 1998 -- (CONTINUED)
write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization) and accounts receivable securitization costs of $8,800,000. These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,800,000. See "CONTINGENT LIABILITIES" and "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items in 1999 aggregated approximately $3,000,000 and consist of professional fees which include legal, accounting and other services provided to the Company during the Chapter 11 cases.

     The Company's 1999 income tax provision reflects a $36,700,000 provision to fully reserve all deferred tax assets and foreign income taxes. In addition, the effective income tax rate for 1999 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings and the impact of goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes. The effective income tax rate for 1998 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at January 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. had a loss in 1999, the preferred stock participation is limited to the fixed preferred dividends of $2,700,000 from the date of the Cayman reorganization (March 4, 1999) through January 1, 2000. In 1999, the Company paid dividends aggregating $1,900,000 to the holders of the FTL, Inc. Preferred Stock. The Company ceased paying dividends on the FTL, Inc. Preferred Stock subsequent to the third quarter of 1999.

     Discontinued operations reflect the Company's February 2000 decision to wind-down its Pro Player Sports and Licensing division. The 1999 loss from operations was ($37,600,000) compared to earnings from operations in 1998 of $22,900,000. Earnings from operations in 1998 included the reversal of the $22,000,000 incentive compensation accrual in the fourth quarter of 1998 as it was determined it was no longer probable that the Company would pay the incentive compensation at its Pro Player subsidiary. In addition, the 1999 loss from operations resulted from lower sales volume (impact on gross earnings of $24,700,000) and a $12,800,000 charge for obsolete inventories. The sales volume decreases resulted from a soft outerwear market with the significant increase in merchandise into the market (as a result of an inventory liquidation) by a major competitor, declines in the decorated Sports Licensed market, lower volume of knit products due to the loss of a major program with a customer and the loss of a major customer for the sale of Wilson products. Discontinued operations in 1999 includes an estimated loss on disposal of $47,500,000.

     The balance sheet at January 1, 2000 includes liabilities subject to compromise to unrelated parties aggregating $671,200,000 and principally represent unsecured long-term debt, pre-petition trade accounts payable and other unsecured liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)
  1998 COMPARED TO 1997

     Net sales increased $53,600,000 or 2.8% in 1998. Retail Product sales were essentially unchanged in total. Growth in men's and boys' underwear, intimate apparel and casualwear fleece was offset by reductions in other lines, particularly Gitano. The men's and boys' improvement reflected a price increase in men's Fruit of the Loom basics and a favorable sales mix. Improved intimate apparel sales reflected higher volume, while casualwear fleece mix improved. Activewear sales improved on higher T-shirt sales volume. T-shirt prices declined from 1997 levels, and fleece volume was affected by the warm fall weather. European sales reflected improved volume.

                                                                 1998          1997
                                                              -----------   -----------
                                                              (IN MILLIONS OF DOLLARS)
NET SALES
  Retail products...........................................   $1,043.0      $1,047.4
  Activewear................................................      641.4         629.9
  Europe....................................................      268.7         253.9
  Other.....................................................       31.7            --
                                                               --------      --------
                                                               $1,984.8      $1,931.2
                                                               ========      ========
OPERATING EARNINGS (LOSS)
  Retail products...........................................   $   93.9      $   53.0
  Activewear................................................       77.0          74.8
  Europe....................................................       29.7          35.4
  Other.....................................................       15.8          14.5
  Goodwill amortization.....................................      (24.6)        (24.8)
  Nonrecurring items........................................       15.3        (419.6)
                                                               --------      --------
                                                               $  207.1      $ (266.7)
                                                               ========      ========

     Gross earnings increased $119,500,000 or 28.2% in 1998, and gross margin improved 5.4 percentage points. In 1997, gross earnings included special charges totalling $47,800,000 and a charge of $42,700,000 resulting from the change in the method used by the Company to account for the cost of inventories. The improvement from 1997 also reflected earnings growth of nearly 14.7% and gross margin improvement of 4.0 percentage points in retail products propelled by favorable prices and mix in men's and boys' combined with significantly lower assembly costs for all product lines except Gitano. The favorable comparison in assembly costs was diminished, however, by downtime taken in the fourth quarter of 1998 to reduce inventories. In activewear, unfavorable pricing actions, higher closeout sales, unfavorable fleece volume and the effect of manufacturing downtime combined to exceed the impact of sharply higher T-shirt volume and assembly cost savings. Gross earnings and margin in Europe reflected increased pricing allowances and additional costs in 1998, partially offset by the higher sales volume. Gross earnings in 1998 included $6,900,000 resulting from the sale of inventories for amounts in excess of estimates incorporated in the 1997 special charges.

     Operating earnings totalled $207,100,000 in 1998 compared with an operating loss of $266,700,000 in 1997. The operating loss in 1997 included special charges of $384,400,000 and the charge of $42,700,000 resulting from the change in the method used by the Company to account for the cost of inventories. In addition, 1997 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997. Further, 1998 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1997 which in total reduced selling, general and administrative expenses by $8,400,000. In addition, the reversal of the $22,000,000 Pro Player incentive compensation accrual in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1998 COMPARED TO 1997 -- (CONTINUED)
fourth quarter of 1998 is included in Discontinued Operations. See 1997 RESTRUCTURING AND SPECIAL CHARGES below. Also see "Special Charges" in the Notes to Consolidated Financial Statements. Consolidated selling, general and administrative expense in 1998 also reflected the benefit of staff reductions at the Company's operating headquarters and other cost containment measures. Consolidated selling, general and administrative expense as a percent of sales improved to 15.7% in 1998 from a special charge distorted 34.3% in 1997.

     Interest expense increased $11,300,000 or 13.9% in 1998 compared with 1997. The increase reflected a higher average debt level. Major factors in the comparison were a higher average investment in working capital in 1998 (the favorable cash flow from operations in 1998 occurred principally in the fourth quarter) and the greater average effect in 1998 of the LMP payments that occurred in August ($28,600,000) and November ($73,600,000) of 1997. See "Contingent Liabilities" in the Notes to Consolidated Financial Statements and Liquidity and Capital Resources below.

     Net Other income totalled $5,600,000 in 1998, compared with net Other expense of $80,400,000 in 1997. Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,900,000. Net other expense in 1997 consisted principally of special charges totalling $32,400,000, a $32,000,000 provision for loss based on the Company's analysis of its exposure under the Acme Boot debt guarantees and accounts receivable securitization costs of $11,800,000. The Acme Boot debt guarantees are discussed under "Contingent Liabilities," and the Company's receivable securitization program is discussed under "Sale of Accounts Receivable" in the Notes to Consolidated Financial Statements.

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
                                                               --------
                                                               $441,700
                                                               ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
     Each of these categories is discussed below.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED)
     The Company recorded charges for other asset write downs and reserves totalling $103,600,000 (of which $64,400,000 are non-cash charges) comprised of the following (in millions of dollars).

                                                                             OTHER
                                                    TOTAL      ASSET      RESERVES AND
                                                   CHARGES   WRITE DOWN     ACCRUALS
                                                   -------   ----------   ------------
Inventory obsolescence...........................  $ 10.1      $10.1         $  --
Inventory shrinkage..............................    19.5       19.5            --
Inventory mark down..............................    20.2       20.2            --
Software costs...................................     7.1         --           7.1
Severance........................................     6.1         --           6.1
Professional fees................................     6.6         --           6.6
Various contract commitments.....................    12.1         --          12.1
Other charges....................................    21.9        8.3          13.6
                                                   ------      -----         -----
                                                   $103.6      $58.1         $45.5
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

OPERATIONS -- (CONTINUED)

  1997 RESTRUCTURING AND SPECIAL CHARGES -- (CONTINUED) commitment to purchase cloth in 1998, estimated fees to amend certain debt and lease covenants and, as a result of the European restructuring, estimated obligations to repay employment grants in Europe.

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

     The above charges were recorded as $47,800,000 of increases to cost of sales, $332,000,000 of increases to selling, general and administrative expenses, $4,600,000 of impairment write down of goodwill, $32,400,000 of increases to other expense and $24,900,000 of increases to discontinued operations in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges, cash charges totalled approximately $119,100,000 to be paid in 1998 and future years, $10,900,000 of which related to restructuring charges as defined by EITF No. 94-3. The Company paid $28,200,000 and $20,900,000 of these cash charges in 1998 and 1999, respectively. Also, the Company finalized its estimate of certain of these special charges in 1998 and 1999. Approximately $70,000,000 is scheduled to be paid in 2000. A portion of the cash charges scheduled to be paid in 2000 represent liabilities subject to compromise under the bankruptcy laws. See "Summary of Significant Accounting Policies -- Use of Estimates" in the Notes to Consolidated Financial Statements.

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

Cost of sales...............................................   $ 6,900
Selling, general and administrative expenses................     8,400
Other expenses..............................................     1,500
Discontinued operations.....................................    22,000
                                                               -------
          Total.............................................   $38,800
                                                               =======

     The Company continued to operate certain assets held for sale during 1998 so that they may be sold as "ongoing operations". Accordingly, the Company did not depreciate these facilities during 1998, resulting in lower depreciation expense of approximately $10,000,000 than if the Company had recorded depreciation.

     During the first half of 1999, the Company sold two facilities at an aggregate selling price of $16,400,000 which resulted in a gain of $10,200,000 ($8,000,000 of the gain was recorded in the second quarter of 1999). The gain on sale was recorded in other expense in the accompanying Consolidated Statement of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES

  LONG-TERM DEBT

     FTL, Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and includes a total commitment of $625,000,000 which is comprised of revolving notes of $475,000,000 and a term note of $150,000,000. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $175,000,000. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 cases. As part of the initial funding, approximately $152,300,000 was used to retire the Company's Accounts Receivable Securitization arrangement and approximately $10,200,000 was used to pay payroll and payroll taxes, bank and professional fees and purchase inventory.

     The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50%-65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability under the DIP Facility at March 31, 2000 was $284,800,000.

     The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on June 30, 2001. The DIP Facility is secured by substantially all of the assets of FTL, Ltd. and its subsidiaries and a perfected pledge of stock of substantially all FTL, Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined (EBITDAR), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures to a maximum of $46,000,000. The Company expects to submit a reorganization plan prior to the expiration of the DIP Facility. A component of that plan will be a financing agreement to succeed the DIP Facility.

     Cash used for operating activities totalling $451,700,000 in 1999 largely reflected the Company's manufacturing inefficiencies and the termination of the Company's receivable securitization at the end of 1999, while cash provided by operating activities in 1998 totalling $122,700,000 benefitted from profitable operations.

     For 1999 the primary positive factors in reconciling from the loss from continuing operations of $584,700,000 to cash used for operating activities of $451,700,000 were depreciation and amortization of $115,400,000 and the working capital decrease of $161,300,000 before the effect of terminating the Company's receivable securitization program. The termination of the Company's receivable securitization program reduced operating cash flows by $186,500,000. Cash flows of discontinued operations were a use of $47,800,000.

     For 1998 primary factors in reconciling from earnings from continuing operations of $113,000,000 to cash provided by operating activities totalling $122,700,000 were depreciation and amortization of $107,600,000 and the inventory reduction of $97,500,000 (excluding the effects of asset sales) which together essentially offset the reduction of $113,300,000 in trade accounts payable and net other deductions totalling $82,100,000. The decrease in trade accounts payable included a reduction of $27,300,000 in excess amounts advanced by the ultimate purchaser of the Company's receivables. See "Sale of Accounts Receivable" in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

  LONG-TERM DEBT --(CONTINUED)
     Net cash used for investing activities was $30,400,000 compared with $40,200,000 in 1998. Capital expenditures were lower in 1999 ($33,600,000 compared with $41,600,000 in 1998). Proceeds from asset sales were $64,700,000 lower than last year, however cash flows from investing activities in 1998 included a $65,900,000 Acme Boot debt guarantee payment. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $36,000,000 in 2000. As stated above, the DIP loan limits annual capital expenditures to a maximum of $46,000,000.

     Net proceeds from financing activities were $519,000,000 in 1999 (including $152,200,000 of DIP financing and $190,800,000 of affiliated borrowings resulting from the Cayman Reorganization), compared with a net repayment of $97,200,000 in 1998, due to the unfavorable comparison in operating cash flows and to cash retained.

     In order to satisfy its repurchase obligation arising from the Cayman Reorganization, FTL, Inc. commenced an offer on April 5, 1999 to repurchase all $250,000,000 of its 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. This offer expired on May 20, 1999. Holders of $204,200,000 of aggregate principal amount of the 7 7/8% Senior Notes tendered their notes. On June 4, 1999, FTL, Inc. paid these tendering holders an aggregate purchase price of $206,300,000 plus accrued interest. The remaining $45,800,000 principal amount of the 7 7/8% Senior Notes matured by the terms of the indenture for these notes and was repaid on October 15, 1999. On March 25, 1999, the Company issued $250,000,000 of 8 7/8% Senior Notes due April 2006 (the "Senior Notes"). Proceeds from the Senior Notes were approximately $242,700,000 and were initially used to repay outstanding borrowings under the Company's Bank Credit Agreement. The availability under the Bank Credit Agreement created through this repayment of outstanding borrowings was used to satisfy the Company's repurchase obligations with respect to the 7 7/8% Senior Notes.

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

     In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at January 1, 2000. Under the agreement, approximately $220,700,000 of eligible receivables at January 2, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $208,800,000 from the ultimate purchaser outstanding at January 2, 1999 were used to reduce borrowings under the Company's revolving lines of credit. Such proceeds included advances from the ultimate purchaser totalling $55,900,000 as of January 2, 1999, which were included in trade accounts payable. See "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     In September 1994, the Company entered into a five-year operating lease agreement with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets covered by the lease is $144,600,000. Additional liquidity of $30,400,000 expired unused on March 31, 1999. The total amount outstanding under this lease is $87,600,000 and $109,000,000 at January 1, 2000 and January 2, 1999,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

  LONG-TERM DEBT --(CONTINUED)
respectively. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges. The reserve balance related to this provision was $54,200,000 and $61,000,000 at January 1, 2000 and January 2, 1999, respectively. As part of the Chapter 11 cases, the Company is reviewing the legal status of this equipment lease (and other leases), including the issue of whether such lease should be characterized as a financing arrangement in the Chapter 11 cases.

     The Company believes that cash on hand, amounts available under the DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements during the Bankruptcy cases, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

     Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases, in general, or the effects of such cases on the business of the Company or on the interests of creditors and stockholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

     The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999 the Financial Accounting Standards Board issued Statement No. 137 Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date to all fiscal quarters for fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective for the quarter ending March 31, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

EURO CONVERSION

     The adoption of a common currency by countries of the European Economic Community on January 1, 1999 may ultimately expose the Company's European operations to certain risk factors such as the resulting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

EURO CONVERSION -- (CONTINUED)
cross-border transparency of pricing differences. Certain system conversion costs will also necessarily be incurred. Because the Company already competes throughout Western Europe, however, the emergence of a single market in this region did not immediately expose the Company to increased competition and may present opportunities for further economies of scale. Management anticipates no material adverse effect on the Company's financial position or results of operations. Sales in the affected countries totalled less than 10% of the Company's net sales to unrelated parties for the fiscal year ended January 1, 2000.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $8,400,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     A discussion of the Company's accounting policies for derivative financial instruments is included in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" in the Notes to the Consolidated Financial Statements, and further disclosure relating to financial instruments is included in "FINANCIAL INSTRUMENTS" in the Notes to Consolidated Financial Statements.

INTEREST RATES

     The fair value of the Company's total long-term debt is estimated at $557,800,000 and $1,165,300,000 at January 1, 2000 and January 2, 1999,
respectively, based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, and taking into consideration the underlying terms of the debt and management's estimate of the effects of the Chapter 11 filing on the fair value of its long-term debt. Such fair value estimates reflect a deficit of $920,000,000 as compared to the carrying value of debt at January 1, 2000. Fair value estimates exceeded the carrying value of debt by $38,200,000 at January 2, 1999. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates and amounted to $25,200,000 at January 2, 1999. Management believes that market risk as a result of interest rate changes from 1999 to 2000 will have a minimal effect on the fair value of the Company's debt due to the Chapter 11 filing and because the fair value of the Company's debt is traded based more on the public's perception of its liquidity and reorganization plans than on any fundamental changes in the debt markets. Accordingly, a hypothetical change in interest rates would not necessarily impact the fair value of the Company's fixed rate debt.

     The Company had $807,700,000 and $452,100,000 of variable rate debt outstanding at January 1, 2000 and January 2, 1999, respectively. At these borrowing levels, a hypothetical 10% adverse change in the interest rates in effect at year-end 1999 and 1998 would have had unfavorable impacts of $7,800,000 and $2,800,000 in

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
RISK -- (CONTINUED)

INTEREST RATES -- (CONTINUED)
1999 and 1998, respectively, on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. and European interbank rates for 1998 and 1999 and primarily with respect to the prime rate for 2000.

FOREIGN CURRENCY EXCHANGE RATES

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro and the British pound.

     The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company does not generally hedge these net investments. However, the Company uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is $283,600,000 at January 1, 2000 and $268,300,000 at January 2, 1999. The
potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $7,800,000 at January 1, 2000 and $6,700,000 at January 2, 1999.

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

     A sensitivity analysis has been prepared to estimate the Company's exposure to market risk from its cotton position, excluding inventory on hand and fixed price contracts. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The Company does not have any cotton futures outstanding at January 1, 2000. The potential loss in fair value of the Company's cotton futures position from a hypothetical 10% decrease in cotton prices was $10,200,000 at January 2, 1999.

FORWARD-LOOKING INFORMATION

     The above risk management discussion and the estimated amounts generated from the sensitivity analyses contain forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to actual developments in the global financial markets. The analytical methods used by the Company to assess and mitigate risks discussed above should not be considered projections of future events or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors...........    35

Consolidated Balance Sheet -- January 1, 2000 and January 2,
  1999......................................................    36

Consolidated Statement of Operations for Each of the Years
  Ended January 1, 2000, January 2, 1999, and December 31,
  1997......................................................    37

Consolidated Statement of Stockholders' Equity for Each of
  the Years Ended January 1, 2000, January 2, 1999, and
  December 31, 1997.........................................    38

Consolidated Statement of Cash Flows for Each of the Years
  Ended January 1, 2000, January 2, 1999, and December 31,
  1997......................................................    39

Notes to Consolidated Financial Statements..................    40

Supplementary Data (Unaudited)..............................   100

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts............   114

Note: All other schedules are omitted because they are not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
  Fruit of the Loom, Inc.

     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Notes to the Consolidated Financial Statements, on December 29, 1999, Fruit of the Loom, Inc., and certain of its subsidiaries, and its parent, Fruit of the Loom, Ltd. (collectively the "Companies") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Companies are currently operating their business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Wilmington, Delaware (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court, the ability to comply with the debtor-in-possession financing facility, and the ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet future obligations. In addition, the Companies have experienced operating losses, and negative operating cash flows and are currently in default under substantially all of their pre-petition debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 15, 2000 except for
"Subsequent Event"
note as to which the date is
March 31, 2000

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                           CONSOLIDATED BALANCE SHEET

                                                              JANUARY 1,     JANUARY 2,
                                                                 2000           1999
                                                              ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash).....  $   38,300     $    1,400
  Notes and accounts receivable (less allowance for possible
    losses of $35,000,000 and $12,000,000, respectively)....     230,500        108,800
  Inventories
    Finished goods..........................................     477,300        472,400
    Work in process.........................................     114,800        183,100
    Materials and supplies..................................      51,600         58,200
                                                              ----------     ----------
                                                                 643,700        713,700
  Net assets of discontinued operations.....................      29,300         19,700
  Other.....................................................      27,600         39,800
                                                              ----------     ----------
        Total current assets................................     969,400        883,400
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
  Land......................................................      12,900         14,200
  Buildings, structures and improvements....................     278,100        298,400
  Machinery and equipment...................................     802,200        851,600
  Construction in progress..................................       2,000         11,800
                                                              ----------     ----------
                                                               1,095,200      1,176,000
  Less accumulated depreciation.............................     744,100        748,300
                                                              ----------     ----------
        Net property, plant and equipment...................     351,100        427,700
                                                              ----------     ----------
OTHER ASSETS
  Goodwill (less accumulated amortization of $352,100,000
    and $327,500,000, respectively).........................     631,200        655,800
  Net deferred income taxes.................................          --         36,700
  Net assets of discontinued operations.....................          --         37,400
  Other.....................................................     119,900        238,000
                                                              ----------     ----------
        Total other assets..................................     751,100        967,900
                                                              ----------     ----------
                                                              $2,071,600     $2,279,000
                                                              ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current maturities of long-term debt......................  $  635,800     $  270,500
  Trade accounts payable....................................      17,900        118,100
  Other accounts payable and accrued expenses...............     195,000        217,500
                                                              ----------     ----------
        Total current liabilities...........................     848,700        606,100
                                                              ----------     ----------
NONCURRENT LIABILITIES
  Long-term debt............................................     593,500        856,600
  Net liabilities of discontinued operations................       9,400             --
  Other.....................................................      37,900        267,400
                                                              ----------     ----------
        Total noncurrent liabilities........................     640,800      1,124,000
                                                              ----------     ----------
LIABILITIES SUBJECT TO COMPROMISE
  Unrelated parties.........................................     671,200             --
  Affiliates................................................     454,900             --
                                                              ----------     ----------
        Total liabilities subject to compromise.............   1,126,100             --
                                                              ----------     ----------
EXCHANGEABLE PREFERRED STOCK, $.01 par value; authorized
  6,000,000 shares; issued and outstanding 5,229,421 shares
  and 0 shares, respectively................................      71,700             --
                                                              ----------     ----------
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock and capital in excess of par value, $.01 par
    value
    Common Stock -- authorized, 75,000,000 and 0 shares,
     respectively;
      issued and outstanding, 66,905,348 and 0 shares,
       respectively.........................................     255,100             --
    Class A Common Stock -- authorized, 0 and 200,000,000
     shares, respectively;
      issued and outstanding, 0 and 66,465,255 shares,
       respectively.........................................          --        323,000
    Class B Common Stock -- authorized, 0 and 30,000,000
     shares, respectively;
      issued and outstanding, 0 and 5,684,276 shares,
       respectively.........................................          --          3,700
  Retained earnings (deficit)...............................    (395,900)       276,600
  Due from parent...........................................    (423,500)            --
  Accumulated other comprehensive income....................     (51,400)       (54,400)
                                                              ----------     ----------
        Total common stockholders' equity (deficit).........    (615,700)       548,900
                                                              ----------     ----------
                                                              $2,071,600     $2,279,000
                                                              ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          YEAR ENDED
                                                            --------------------------------------
                                                            JANUARY 1,   JANUARY 2,   DECEMBER 31,
                                                               2000         1999          1997
                                                            ----------   ----------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales
  Unrelated parties.......................................  $1,835,100   $1,984,800    $1,931,200
  Affiliates..............................................     499,400           --            --
                                                            ----------   ----------    ----------
                                                             2,334,500    1,984,800     1,931,200
                                                            ----------   ----------    ----------
Cost of sales
  Unrelated parties.......................................   1,700,100    1,441,100     1,507,000
  Affiliates..............................................     602,700           --            --
                                                            ----------   ----------    ----------
                                                             2,302,800    1,441,100     1,507,000
                                                            ----------   ----------    ----------
  Gross earnings..........................................      31,700      543,700       424,200
Selling, general and administrative expenses..............     395,600      312,000       661,500
Goodwill amortization.....................................      24,600       24,600        24,800
Impairment write down of goodwill.........................          --           --         4,600
                                                            ----------   ----------    ----------
  Operating earnings (loss)...............................    (388,500)     207,100      (266,700)
Interest expense..........................................     (94,400)     (92,500)      (81,200)
Other income (expense) -- net.............................     (61,600)       5,600       (80,400)
                                                            ----------   ----------    ----------
  Earnings (loss) from continuing operations before
     reorganization items and income tax provision........    (544,500)     120,200      (428,300)
Reorganization items......................................      (3,000)          --            --
                                                            ----------   ----------    ----------
  Earnings (loss) from continuing operations before income
     tax provision........................................    (547,500)     120,200      (428,300)
Income tax provision......................................      37,200        7,200       (66,300)
                                                            ----------   ----------    ----------
  Earnings (loss) from continuing operations..............    (584,700)     113,000      (362,000)
  Discontinued operations
     Earnings (loss) -- Sports & Licensing operations.....     (37,600)      22,900       (23,400)
     Estimated loss on disposal of Sports & Licensing
       operations.........................................     (47,500)          --            --
     LMP Litigation.......................................          --           --      (102,200)
                                                            ----------   ----------    ----------
     Net earnings (loss)..................................  $ (669,800)  $  135,900    $ (487,600)
                                                            ==========   ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

        CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                                  COMMON STOCK                             ACCUMULATED
                                                 AND CAPITAL IN                  DUE          OTHER
                                        COMMON   EXCESS OF PAR    RETAINED      FROM      COMPREHENSIVE
                                        SHARES       VALUE        EARNINGS     PARENT        INCOME         TOTAL
                                        ------   --------------   ---------   ---------   -------------   ----------
                                                           (IN THOUSANDS OF DOLLARS)
BALANCE, DECEMBER 31, 1996............  76,629      $ 477,300     $ 628,300                 $(11,800)     $1,093,800
                                                                                                          ----------
  Class A shares issued upon exercise
    of options........................    564          14,100                                                 14,100
                                                                                                          ----------
  Restricted Stock --
    Class A shares issued -- net......     37           1,200                                                  1,200
                                                                                                          ----------
  Class A shares repurchased..........  (5,329)      (173,600)                                              (173,600)
                                                                                                          ----------
  Net loss............................                             (487,600)                                (487,600)
  Foreign currency translation
    adjustments -- net................                                                       (27,600)        (27,600)
  Minimum pension liability
    adjustment........................                                                           900             900
  Reclassify loss on
    available-for-sale
    securities -- net of taxes of
    $500,000 to net earnings..........                                                           900             900
                                                                                                          ----------
  Comprehensive loss -- 1997..........                                                                      (513,400)
                                        ------      ---------     ---------   ---------     --------      ----------
BALANCE, DECEMBER 31, 1997............  71,901        319,000       140,700                  (37,600)        422,100
                                                                                                          ----------
  Class A shares issued upon exercise
    of options........................    332           9,100                                                  9,100
                                                                                                          ----------
  Restricted Stock --
    Class A shares issued -- net......     38           1,600                                                  1,600
                                                                                                          ----------
  Class A shares repurchased..........   (121)         (3,000)                                                (3,000)
                                                                                                          ----------
  Net earnings........................                              135,900                                  135,900
  Foreign currency translation
    adjustments -- net................                                                        (6,400)         (6,400)
  Minimum pension liability
    adjustment........................                                                       (10,400)        (10,400)
                                                                                                          ----------
  Comprehensive income -- 1998........                                                                       119,100
                                        ------      ---------     ---------   ---------     --------      ----------
BALANCE, JANUARY 2, 1999..............  72,150        326,700       276,600                  (54,400)        548,900
                                                                                                          ----------
  Class A shares issued upon exercise
    of options........................      1              --                                                     --
                                                                                                          ----------
  Restricted Stock --
    Class A shares issued -- net......    (17)            100                                                    100
                                                                                                          ----------
  FTL Inc. Class B Shares exchanged
    for FTL Inc. Preferred Stock......  (5,229)       (71,700)                                               (71,700)
                                                                                                          ----------
  Preferred dividends.................                               (2,700)                                  (2,700)
                                                                                                          ----------
  Sale of subsidiaries to FTL, Ltd....                                         (423,500)                    (423,500)
                                                                                                          ----------
  Net loss............................                             (669,800)                                (669,800)
  Foreign currency translation
    adjustments -- net................                                                       (18,300)        (18,300)
  Minimum pension liability
    adjustment........................                                                        11,000          11,000
  Unrealized gain on
    available-for-sale securities.....                                                        10,300          10,300
                                                                                                          ----------
  Comprehensive loss -- 1999..........                                                                      (666,800)
                                        ------      ---------     ---------   ---------     --------      ----------
BALANCE, JANUARY 1, 2000..............  66,905      $ 255,100     $(395,900)  $(423,500)    $(51,400)     $ (615,700)
                                        ======      =========     =========   =========     ========      ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         YEAR ENDED
                                                           --------------------------------------
                                                           JANUARY 1,   JANUARY 2,   DECEMBER 31,
                                                              2000         1999          1997
                                                           ----------   ----------   ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings (loss) from continuing operations.............  $(584,700)   $ 113,000     $ (362,000)
  Adjustments to reconcile to net cash provided by (used
     for) operating activities:
     Impairment write down of goodwill...................         --           --          4,600
     Depreciation and amortization.......................    115,400      107,600        151,100
     Deferred income tax provision.......................     36,700       (6,100)       (64,600)
     Decrease (increase) in notes and accounts
       receivable........................................   (127,600)      (5,800)        47,700
     Decrease (increase) in inventories..................    (33,800)      97,500       (161,000)
     Increase (decrease) in trade accounts payable.......     32,000     (113,300)       120,700
     Other working capital changes.......................    104,200        7,400         90,300
     Special charges related to long-term items..........         --           --        236,400
     Acme Boot charge....................................         --           --         32,000
     LMP litigation settlement...........................         --           --       (102,200)
     Net payments on retained liabilities related to
       former subsidiaries...............................     (8,600)     (13,400)       (19,600)
     Cash flows of discontinued operations...............    (47,800)       8,500         (1,300)
     Other-net...........................................     62,500      (72,700)       (94,700)
                                                           ---------    ---------     ----------
          Net cash provided by (used for) operating
            activities...................................   (451,700)     122,700       (122,600)
                                                           ---------    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...................................    (33,600)     (41,600)       (55,100)
  Proceeds from asset sales..............................     21,700       86,400          4,300
  Payment on Acme Boot debt guarantee....................         --      (65,900)            --
  Other -- net...........................................    (18,500)     (19,100)       (10,800)
                                                           ---------    ---------     ----------
          Net cash used for investing activities.........    (30,400)     (40,200)       (61,600)
                                                           ---------    ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt...............    240,100           --         97,800
  Proceeds under line-of-credit agreements...............    727,300      874,000      1,245,800
  Payments under line-of-credit agreements...............   (507,200)    (836,200)      (981,900)
  Principal payments on long-term debt and capital
     leases..............................................   (282,300)    (138,800)       (17,600)
  DIP financing proceeds.................................    152,200           --             --
  Increase in affiliate notes and accounts payable.......    190,800           --             --
  Preferred stock dividends..............................     (1,900)          --             --
  Common stock issued....................................         --        6,800         11,100
  Common stock repurchased...............................         --       (3,000)      (173,600)
                                                           ---------    ---------     ----------
          Net cash provided by (used for) financing
            activities...................................    519,000      (97,200)       181,600
                                                           ---------    ---------     ----------
Net increase (decrease) in cash and cash equivalents
  (including restricted cash)............................     36,900      (14,700)        (2,600)
Cash and cash equivalents (including restricted cash) at
  beginning of year......................................      1,400       16,100         18,700
                                                           ---------    ---------     ----------
Cash and cash equivalents (including restricted cash) at
  end of year............................................  $  38,300    $   1,400     $   16,100
                                                           =========    =========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAYMAN REORGANIZATION

     On March 4, 1999 Fruit of the Loom, Ltd. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. At the beginning of the third quarter, FTL, Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL, Ltd. Ownership of essentially all of the businesses or subsidiaries of the Company located outside the United States, other than certain interests of the Company in Canada and Mexico, and the beneficial ownership of certain trademarks may be transferred from FTL, Inc. to FTL, Ltd. if the Cayman Reorganization is fully implemented. FTL, Inc. and its subsidiaries are hereinafter referred to as the Company.

     In connection with the Cayman Reorganization, all outstanding shares of Class A common stock of FTL, Inc. were automatically converted into Class A ordinary shares of FTL, Ltd., and all outstanding shares of Class B common stock of FTL, Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL, Inc. (the "FTL, Inc. Preferred Stock").

     The FTL, Inc. Preferred Stock (5,229,421 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL, Inc. Class B common stock based upon the $13.71 average closing price of FTL, Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL, Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL, Inc. common stock, (v) participates with the holders of FTL, Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL, Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL, Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and
(vii) has the right to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis. The minority interest in FTL, Inc. is based on the liquidation preference of $71,700,000.

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at January 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. reported losses throughout 1999, the minority interest participation is limited to the fixed preferred dividends of $2,700,000. In 1999, the Company paid dividends aggregating $1,900,000 to the holders of the FTL, Inc. Preferred Stock. The Company ceased paying dividends on the FTL, Inc. Preferred Stock subsequent to the third quarter of 1999.

CHAPTER 11 CASES AND BASIS OF FINANCIAL STATEMENTS PRESENTATION

     GENERAL. On December 29, 1999 (the "Petition Date"), FTL, Inc., its parent and 32 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 ("Chapter 11"), Title 11 of the United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL, Inc., as debtor and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CHAPTER 11 CASES AND BASIS OF FINANCIAL STATEMENTS PRESENTATION -- (CONTINUED) debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because FTL, Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL, Inc. continue to govern and manage the operations of FTL, Inc. respectively, subject to the supervision and orders of the Bankruptcy Court.

     Certain subsidiaries were not included in the Chapter 11 filings. Condensed combined financial statements of the entities in reorganization are presented herein.

     REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization during 2001 which would contemplate emergence in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Court, or that such plan will be consummated. FTL, Inc. has the exclusive right to file a plan of reorganization through April 27, 2000. Due to the seasonality and magnitude of the Company's operations, and the number of interested parties asserting claims that must be resolved in the Chapter 11 cases the plan formulation process is complex. Accordingly, the Debtors have requested an extension of the 120 day exclusivity period. There can be no assurance that the Bankruptcy Court will grant such an extension. After the expiration of the 120 day exclusivity period, creditors will have the right to propose reorganization plans absent an extension of the exclusivity period. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

     The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including FTL, Inc.'s debt structure, default on all pre-petition debt, negative cash flows, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CHAPTER 11 CASES AND BASIS OF FINANCIAL STATEMENTS PRESENTATION -- (CONCLUDED) liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases, have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

     Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all leases for assumption or rejection but will analyze their leases and executory contracts and may assume or reject leases and contracts. Such rejections could result in additional liabilities subject to compromise.

CONSOLIDATED STATEMENTS OF OPERATIONS

     Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim.

     Reorganization items, if material, are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     FISCAL YEAR. Effective January 1, 1998, the Company changed its year-end from December 31 to a 52 or 53 week year ending on the Saturday nearest December
31. Fiscal years 1999 and 1998 ended on January 1, 2000 and January 2, 1999, respectively.

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

     REVENUE RECOGNITION. The Company generally records revenues when products are shipped to customers.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market.

     During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method as it experienced reduced costs from offshore assembly operations and expected continuing cost reductions. The cost of inventories on a LIFO basis at December 31, 1997 was approximately equal to their replacement cost. Accordingly, the Company believed that the FIFO method would result in a better measurement of operating results. All previously reported results were restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased the net loss for 1997 by $27,800,000.

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

     GOODWILL. Goodwill is amortized using the straight-line method over periods ranging from 30 to 40 years.

     MARKETABLE SECURITIES. Investments in marketable equity securities are included in Other assets at fair value. Unrealized gains and losses on trading securities are included in Other income. Unrealized gains and losses on available-for-sale securities are reported net of tax in a separate component of Stockholders' Equity (Deficit). Realized gains and losses on all securities and declines in value of available-for-sale securities judged to be other than temporary are included in Other income. The fair value of available-for-sale securities at January 1, 2000 aggregated $10,800,000. The cost of these securities totalled $500,000. During 1999, the Company sold securities for aggregate proceeds of $6,100,000 and purchased securities at an aggregate cost of $4,000,000.

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

     DERIVATIVE FINANCIAL INSTRUMENTS. Interest rate swap agreements and foreign exchange hedges are the primary derivative financial instruments utilized by the Company. These instruments limit the Company's risk of exposure to increases in interest rates on selected portions of its variable rate debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED) payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements.

     DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at January 1, 2000 and January 2, 1999 were $6,000,000 and $19,400,000, respectively.

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

DISCONTINUED OPERATIONS

     On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. The assets of Pro Player to be sold consist primarily of accounts receivable, inventories and property, plant and equipment. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DISCONTINUED OPERATIONS -- (CONCLUDED)
     Operating results for Pro Player for each of the three years in the period ended January 1, 2000 are classified as Discontinued Operations in the accompanying statement of operations as follows (in thousands of dollars):

                                                     1999       1998       1997
                                                   --------   --------   --------
Net sales........................................  $133,000   $185,500   $208,700
Cost of sales....................................   109,800    123,700    137,400
                                                   --------   --------   --------
  Gross margin...................................    23,200     61,800     71,300
Selling, general & administrative expenses.......    52,500     32,000     90,300
Goodwill amortization............................     2,000      2,000      2,000
                                                   --------   --------   --------
  Operating earnings (loss)......................   (31,300)    27,800    (21,000)
Interest expense.................................    (5,500)    (4,800)    (3,500)
Other expense -- net.............................      (800)      (100)     1,100
                                                   --------   --------   --------
Income (loss) from discontinued operations.......  $(37,600)  $ 22,900   $(23,400)
                                                   ========   ========   ========

     A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations (interest expense allocated to discontinued operations was $5,500,000, $4,800,000 and $3,500,000 in 1999, 1998 and 1997, respectively).
Income taxes have been provided on a separate company basis.

     Assets and liabilities of the Pro Player segment to be discontinued consisted of the following (in thousands of dollars):

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
Accounts receivable.........................................   $ 19,100     $   900
Inventories.................................................     22,400      28,400
Other current assets........................................        700       1,200
Trade accounts payable......................................         --      (1,600)
Other accounts payable and accrued expenses.................    (12,900)     (9,200)
                                                               --------     -------
  Net current assets........................................     29,300      19,700
Property, plant and equipment...............................      7,500       6,200
Goodwill....................................................         --      30,500
Other noncurrent assets.....................................         --         700
Other noncurrent liabilities................................         --          --
Liabilities subject to compromise...........................    (16,900)         --
                                                               --------     -------
  Net noncurrent assets (liabilities) of discontinued
     operations.............................................     (9,400)     37,400
                                                               --------     -------
  Net assets of discontinued operations.....................   $ 19,900     $57,100
                                                               ========     =======

     Assets as of January 1, 2000 are shown at their expected net realizable values. Accounts receivable at January 2, 1999 reflect the sale of $20,100,000 of trade accounts receivable to an affiliated special purpose entity as part of the Company's receivables securitization financing arrangement. See "SALE OF ACCOUNTS RECEIVABLE."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES

1999 Special Charges

     In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. These charges totaled $345,800,000 ($126,600,000 in the third quarter and $219,200,000 in the fourth quarter) categorized as follows (in thousands of dollars):

                                                            FUTURE CASH   NONCASH    TOTAL CHARGES
                                                            -----------   --------   -------------
Provisions and losses on the sale of close-out and
  irregular merchandise...................................    $    --     $ 83,300     $ 83,300
Impairment of European manufacturing facilities...........         --       30,000       30,000
Severance.................................................     30,600           --       30,600
Debt guarantee............................................     30,000           --       30,000
Other asset write downs and reserves......................     23,600      148,300      171,900
                                                              -------     --------     --------
                                                              $84,200     $261,600     $345,800
                                                              =======     ========     ========

     Each of these categories is discussed below.

     As part of its restructuring activities, the Company decided to streamline product offerings by discontinuing unprofitable and low volume product offerings. In addition, the Company generated additional levels of irregular merchandise in 1999 as a result of its production problems. Further, selling prices for close-out and irregular merchandise decreased significantly during 1999. Also, inventory remaining at January 1, 2000 had to be written down to net realizable value. 1999 losses on the sale of close-out and irregular merchandise in excess of 1998 losses aggregated $22,500,000 and $25,800,000, respectively. Provisions recorded in 1999 in excess of provisions recorded in 1998 on remaining close-out and irregular inventory as of January 1, 2000 aggregated $13,300,000 and $21,700,000, respectively. Of the total charges, $58,100,000 were incurred in the fourth quarter of 1999. All of these charges are non-cash charges.

     As a result of its continuing review of the strategic position and cost effectiveness of its organization and facilities worldwide, the Company is in the process of moving its assembly operations for T-shirts to be sold in Europe from the Republic of Ireland to Morocco. Estimates of undiscounted cash flows indicated that the carrying amounts of assets related to this move and other manufacturing facilities in the Republic of Ireland were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, resulting in charges of approximately $30,000,000 in the fourth quarter of 1999 (all are non-cash charges).

     Severance costs consisted of salary and fringe benefits. Of the $30,600,000 of total severance costs, $27,400,000 related to an employment contract with the Company's former Chairman of the Board, Chief Executive Officer and Chief Operating Officer ("former Chairman"). This severance was recorded in the third quarter of 1999. Although reflected as a "Future Cash" charge, any severance payable to Mr. Farley would be treated as an unsecured pre-bankruptcy claim in the Chapter 11 cases. The severance will require cash if paid. The Company terminated the former Chairman's employment agreement in 1999. Thereafter, the Company received approval from the Bankruptcy Court to reject the agreement.

     The debt guarantee charge relates to the loss contingency on the Company's guarantee of personal indebtedness of the Company's former Chairman (the "Loans"). The former Chairman is in default under the Loans and under the reimbursement agreements with the Company. The total amount guaranteed is $59,300,000 as of January 1, 2000. The debt guarantee charge of $30,000,000 at January 1, 2000 was recorded

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1999 Special Charges -- (Continued)
in the third and fourth quarters of 1999 in the amounts of $10,000,000 and $20,000,000, respectively. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In addition, severance amounts (if any) eventually determined to be owed by the Company to Mr. Farley would be charged against the $27,400,000 provision, and be applied (net of applicable income taxes) either to reduce amounts owning by Mr. Farley under the reimbursement agreements with the Company or to reduce the indebtedness the Company has guaranteed.

     The Company recorded charges for other asset write downs and reserves totaling $171,900,000 (of which $148,300,000 are non-cash charges) comprised of the following (in thousands of dollars):

                                                     TOTAL       ASSET      OTHER RESERVES
                                                    CHARGES    WRITE DOWN    AND ACCRUALS
                                                    --------   ----------   --------------
Inventory markdown................................  $ 39,300    $ 39,300       $    --
Inventory shrinkage...............................    37,300      37,300            --
Inventory obsolescence............................    32,400      32,400            --
Debt fees.........................................    10,500      10,500            --
Professional fees.................................     6,600          --         6,600
Other charges.....................................    45,800      28,800        17,000
                                                    --------    --------       -------
                                                    $171,900    $148,300       $23,600
                                                    ========    ========       =======

     The inventory markdown provision reflected excess quantities with respect to continuing first quality programs and significantly reduced selling prices in 1999. Excess quantities were generated as the Company could not meet customer demand in the first eight months of 1999 due to production and distribution difficulties. Customers reduced demand for these products as a result of the lack of adequate supply leaving excess quantities once production had been increased to projected demand.

     The significant charges for inventory shrinkage resulted from the Company's 1999 decision to hire additional contractors to increase production and represents the difficulty in accounting for inventories at these new and existing contractors as well as the difficulty experienced in connection with in-transit inventories from a greatly extended pipeline. Inventory shrinkage experienced in 1999 was $70,400,000 compared with $56,300,000 and $26,000,000 in
1998 and 1997, respectively.

     Provisions for inventory obsolescence related to raw materials including excess labels and packaging as well as unbalanced components and obsolete cut parts.

     Debt fees include the increased cost of obtaining bank waivers and amendments during 1999 as a result of loan covenant violations and the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization. See "SALE OF ACCOUNTS RECEIVABLE."

     Professional fees include amounts associated with the Company's restructuring efforts.

     Other charges include $12,800,000 of repair parts related to physical inventory and other adjustments, the write-off of an $8,000,000 insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana and a provision on the ultimate realization of certain current and non-current assets of $8,000,000. All of the above charges except for the vacation pay loss contingency were recorded in the fourth quarter of 1999.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1999 Special Charges -- (Concluded)
     The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

                                                         SELLING,
                                                       GENERAL AND
                                           COST OF    ADMINISTRATIVE    OTHER
                                            SALES        EXPENSE       EXPENSE    TOTAL
                                           --------   --------------   -------   --------
Provisions and losses on the sales of
  close-out and irregular merchandise....  $ 83,300      $    --       $    --   $ 83,300
Impairment of European manufacturing
  facilities.............................        --       30,000            --     30,000
Severance................................        --       30,600            --     30,600
Debt guarantee...........................        --           --        30,000     30,000
Other asset write downs and reserves.....   130,800        6,600        34,500    171,900
                                           --------      -------       -------   --------
                                           $214,100      $67,200       $64,500   $345,800
                                           ========      =======       =======   ========

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges, cash charges total approximately $84,200,000 to be paid in 2000 and future years. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES." Substantially all of the cash charges represent liabilities subject to compromise under the bankruptcy laws.

     Following is a summary of the 1999 special charges and related reserve balances at January 1, 2000 (in thousands of dollars):

                                                                                        RESERVE
                                                        1999                 OTHER     BALANCE AT
                                                      SPECIAL      CASH     ACTIVITY   JANUARY 1,
                                                      CHARGES    PAYMENTS   IN 1999       2000
                                                      --------   --------   --------   ----------
Provisions and losses on the sales of close-out and
  irregular merchandise.............................  $ 83,300     $ --     $ 48,300    $ 35,000
Impairment of European manufacturing facilities.....    30,000       --       30,000          --
Severance...........................................    30,600       --           --      30,600
Debt guarantee......................................    30,000       --           --      30,000
Other asset write downs and reserves................   171,900       --       76,600      95,300
                                                      --------     ----     --------    --------
                                                      $345,800     $ --     $154,900    $190,900
                                                      ========     ====     ========    ========

     Other activity in 1999 represents sales of close-out and irregular merchandise and assets written off.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)
1997 Special Charges

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

                                                               FUTURE                TOTAL
                                                                CASH     NONCASH    CHARGES
                                                              --------   --------   --------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Loss on sale of facilities, improvements and equipment:
     Sewing and finishing...................................  $     --   $ 30,500   $ 30,500
     Distribution facilities................................        --     36,100     36,100
     Impairment of mills to be sold.........................        --     75,400     75,400
     Lease residual guarantees..............................    61,000         --     61,000
     Other equipment........................................        --     29,600     29,600
                                                              --------   --------   --------
                                                                61,000    171,600    232,600
  Severance costs...........................................     8,400         --      8,400
  Other accruals............................................     6,500      3,900     10,400
                                                              --------   --------   --------
                                                                75,900    175,500    251,400
                                                              --------   --------   --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Impairment of long lived assets...........................        --     42,800     42,800
  Other accruals............................................     1,300         --      1,300
                                                              --------   --------   --------
                                                                 1,300     42,800     44,100
                                                              --------   --------   --------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT.................    22,000         --     22,000
                                                              --------   --------   --------
  OTHER ASSET WRITE DOWNS AND RESERVES
  INVENTORY VALUATION PROVISIONS............................        --     49,800     49,800
  Other accruals............................................    39,200     14,600     53,800
                                                              --------   --------   --------
                                                                39,200     64,400    103,600
                                                              --------   --------   --------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF FORMER
  SUBSIDIARIES..............................................    12,600      8,000     20,600
                                                              --------   --------   --------
          Total pretax charges..............................  $151,000   $290,700   $441,700
                                                              ========   ========   ========

     Each of these categories is discussed below.

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing and finishing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)
required the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. Management committed to dispose of these sewing and finishing facilities in late November and December 1997 and had ceased production at eight of the nine facilities by January 2, 1999. Equipment is being sold or scrapped and real estate is being sold. The Company expected to complete these asset sales in 1999. Impairment charges related to sewing and finishing facilities that the Company had not ceased operating at December 31, 1997 totalled $7,000,000. The redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. Management committed to dispose of certain distribution assets in December 1997. The Company had ceased operating at four of seven locations. The Company expected to complete the asset sales in 1999. Impairment charges related to distribution assets that the Company had not ceased operating at December 31, 1997 totalled $34,000,000. The Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of three of its U.S. based yarn mills. Management committed to dispose of these assets in December 1997. To avoid further impairment, the Company continues to operate these impaired mills as going concerns as efforts to sell them progress. Management expected to complete these asset sales in 1999. Impairment charges related to these yarn mills totalled $75,400,000. FAS 121 requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. It was originally the Company's intention to dispose of the facilities and equipment for which impairment charges have been recorded and the Company believes it has the ability to dispose of the assets in less than 30 days from the time a buyer agrees to purchase the assets and still meet production and distribution needs. As a result of the offshore migration of its sewing and finishing operations and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. See "Lease Commitments." Charges related to loss on disposal of facilities, improvements and equipment totalled $232,600,000.

     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 1997 as required by FAS 121, EITF 94-3 or other authoritative literature. The Company made the decision in the first quarter of 1999 to retain one distribution center and two yarn mills as a result of continuing evolution in the mix of distribution resources needed to service the Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. The Company had continued to operate these facilities pending their sale. In accordance with GAAP, these facilities have been included in property, plant and equipment and are being depreciated at their impaired value which approximates current fair value. Assets held for sale included in other noncurrent assets in the accompanying Consolidated Balance Sheet totalled $16,800,000 and $83,600,000 at January 1, 2000 and January 2, 1999, respectively.

     As part of its review of its manufacturing, distribution, and logistics organization, facilities and costs beginning in the third quarter of 1997, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe where industry trends similar to those in the U.S. (such as movement of certain operations to low cost countries) were emerging. This review indicated that certain of the Company's European manufacturing and distribution assets to be held and continued to be used might be impaired. Estimates of undiscounted cash flows indicated that the carrying amounts of these assets

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)
were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, less estimated selling costs.

     The Company recorded charges for other asset write downs and reserves totalling $103,600,000 comprised of the following (in millions of dollars).

                                                                             OTHER
                                                    TOTAL      ASSET      RESERVES AND
                                                   CHARGES   WRITE DOWN     ACCRUALS
                                                   -------   ----------   ------------
Inventory obsolescence...........................  $ 10.1      $10.1         $  --
Inventory shrinkage..............................    19.5       19.5            --
Inventory mark down..............................    20.2       20.2            --
Software costs...................................     7.1         --           7.1
Severance........................................     6.1         --           6.1
Professional fees................................     6.6         --           6.6
Various contract commitments.....................    12.1         --          12.1
Other charges....................................    21.9        8.3          13.6
                                                   ------      -----         -----
                                                   $103.6      $58.1         $45.5
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)
     Contract commitment charges consist of lease commitments on office space no longer occupied, minimum liabilities under royalty agreements whose sales minimums will not be met, a loss on a firm commitment to purchase cloth in 1998, estimated fees to amend certain debt and lease covenants and, as a result of the European restructuring, estimated obligations to repay employment grants in Europe.

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

     The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

                                                   SELLING,      IMPAIRMENT
                                                 GENERAL AND       WRITE
                                      COST OF   ADMINISTRATIVE    DOWN OF      OTHER    DISCONTINUED
                                       SALES       EXPENSE        GOODWILL    EXPENSE    OPERATIONS     TOTAL
                                      -------   --------------   ----------   -------   ------------   --------
Closing and disposal of U.S.
  manufacturing and distribution
  facilities........................  $    --      $251,400        $   --     $    --     $    --      $251,400
Impairment of European manufacturing
  and distribution facilities.......       --        44,100            --          --          --        44,100
Pro Player incentive compensation
  agreement.........................       --            --            --          --      22,000        22,000
Other asset write downs and
  reserves..........................   47,800        36,500         4,600      11,800       2,900       103,600
Changes in estimates of retained
  liabilities of former
  subsidiaries......................       --            --            --      20,600          --        20,600
                                      -------      --------        ------     -------     -------      --------
                                      $47,800      $332,000        $4,600     $32,400     $24,900      $441,700
                                      =======      ========        ======     =======     =======      ========

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges, cash charges totalled approximately $119,100,000 to be paid in 1998 and future years, $10,900,000 of which related to restructuring charges as defined by EITF No. 94-3. The Company paid $28,200,000 and $20,900,000 of these cash charges in 1998 and 1999, respectively. Also, the Company finalized its estimate of certain of these special charges in 1998 and 1999. Approximately $70,000,000 is scheduled to be paid in 2000. A portion of the cash charges scheduled to be paid in 2000 represent liabilities subject to compromise under the bankruptcy laws. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)
     Following is a summary of the 1997 special charges and related reserve balances at December 31, 1997 (in thousands of dollars):

                                                                                        RESERVE
                                                       1997                 OTHER      BALANCE AT
                                                     SPECIAL      CASH     ACTIVITY   DECEMBER 31,
                                                     CHARGES    PAYMENTS   IN 1997        1997
                                                     --------   --------   --------   ------------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements and
     equipment:
     Sewing, finishing and distribution
       facilities..................................  $ 66,600    $   --    $    --      $ 66,600
     Impairment of mills to be sold................    75,400        --         --        75,400
     Lease residual guarantees.....................    61,000        --         --        61,000
     Other equipment...............................    29,600        --     22,100         7,500
                                                     --------    ------    -------      --------
                                                      232,600        --     22,100       210,500
  Severance costs..................................     8,400        --         --         8,400
  Other accruals...................................    10,400        --         --        10,400
                                                     --------    ------    -------      --------
                                                      251,400        --     22,100       229,300
                                                     --------    ------    -------      --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets..................    42,800        --     42,800            --
  Other accruals...................................     1,300        --         --         1,300
                                                     --------    ------    -------      --------
                                                       44,100        --     42,800         1,300
                                                     --------    ------    -------      --------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT........    22,000        --         --        22,000
                                                     --------    ------    -------      --------
OTHER ASSET WRITE DOWNS AND RESERVES
  Inventory valuation provisions...................    49,800        --         --        49,800
  Other accruals...................................    53,800     7,400      9,200        37,200
                                                     --------    ------    -------      --------
                                                      103,600     7,400      9,200        87,000
                                                     --------    ------    -------      --------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF
  FORMER SUBSIDIARIES..............................    20,600        --      8,000        12,600
                                                     --------    ------    -------      --------
          Total pretax charges.....................  $441,700    $7,400    $82,100      $352,200
                                                     ========    ======    =======      ========

Other activity in 1997 represents assets written off.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)
     A rollforward of the 1997 special charges through January 2, 1999 is presented below (in thousands of dollars):

                                              RESERVE                                         RESERVE
                                             BALANCE AT      CASH      INCOME      OTHER     BALANCE AT
                                            DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 2,
                                                1997       IN 1998     IN 1998    IN 1998       1999
                                            ------------   --------   ---------   --------   ----------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
  AND DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements
     and equipment:
     Sewing, finishing and distribution
       facilities.........................    $ 66,600     $   100     $    --    $ 6,400     $ 60,100
     Impairment of mills to be sold.......      75,400          --          --         --       75,400
     Lease residual guarantees............      61,000          --          --         --       61,000
     Other equipment......................       7,500          --          --      1,300        6,200
                                              --------     -------     -------    -------     --------
                                               210,500         100          --      7,700      202,700
  Severance costs.........................       8,400       5,100       3,100         --          200
  Other accruals..........................      10,400       5,800       1,000      1,200        2,400
                                              --------     -------     -------    -------     --------
                                               229,300      11,000       4,100      8,900      205,300
                                              --------     -------     -------    -------     --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets.........          --          --          --         --           --
  Other accruals..........................       1,300          --          --        200        1,100
                                              --------     -------     -------    -------     --------
                                                 1,300          --          --        200        1,100
                                              --------     -------     -------    -------     --------
PRO PLAYER INCENTIVE COMPENSATION
  AGREEMENT...............................      22,000          --      22,000         --           --
                                              --------     -------     -------    -------     --------
OTHER ASSET WRITE DOWNS AND RESERVES
  Inventory valuation provisions..........      49,800          --       5,900     43,900           --
  Other accruals..........................      37,200      16,700       5,300      3,900       11,300
                                              --------     -------     -------    -------     --------
                                                87,000      16,700      11,200     47,800       11,300
                                              --------     -------     -------    -------     --------
CHANGES IN ESTIMATES OF RETAINED
  LIABILITIES OF FORMER SUBSIDIARIES......      12,600         500       1,500         --       10,600
                                              --------     -------     -------    -------     --------
          Total pretax charges............    $352,200     $28,200     $38,800    $56,900     $228,300
                                              ========     =======     =======    =======     ========

     Other activity in 1998 principally related to inventory reserves established which were relieved as the inventory was sold and fixed asset write-offs as the assets were sold.

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in increases to earnings before income tax expense of $5,100,000 in the first nine months of 1998, substantially all of which occurred in the first quarter of 1998. In the fourth quarter of 1998, the Company reversed the $22,000,000 charge as it determined it was no longer probable it would have to pay the incentive compensation at its Pro Player subsidiary. Also in the fourth quarter of 1998, the Company finalized certain other estimates recorded in connection with the special charges recorded in 1997 which increased earnings

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)
before income tax expense by $11,700,000. The increases to earnings were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

Cost of sales...............................................  $ 6,900
Selling, general and administrative expenses................    8,400
Other expenses..............................................    1,500
Discontinued operations.....................................   22,000
                                                              -------
          Total.............................................  $38,800
                                                              =======

     The Company continued to operate certain assets held for sale during 1998 so that they may be sold as "ongoing operations". Accordingly, the Company did not depreciate these facilities during 1998, resulting in lower depreciation expense of approximately $10,000,000 than if the Company had recorded depreciation.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Concluded)
     A rollforward of the 1997 special charges through January 1, 2000 is presented below (in thousands of dollars):

                                             RESERVE                                        RESERVE
                                            BALANCE AT     CASH      INCOME      OTHER     BALANCE AT
                                            JANUARY 2,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 1,
                                               1999      IN 1999     IN 1999    IN 1999       2000
                                            ----------   --------   ---------   --------   ----------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
  AND DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements
     and equipment:
     Sewing, finishing and distribution
       facilities.........................   $ 60,100    $   200     $10,200    $24,100     $ 25,600
     Impairment of mills to be sold.......     75,400         --          --     62,000       13,400
     Lease residual guarantees............     61,000     14,900          --     (8,100)      54,200
     Other equipment......................      6,200         --          --        100        6,100
                                             --------    -------     -------    -------     --------
                                              202,700     15,100      10,200     78,100       99,300
  Severance costs.........................        200         --          --         --          200
  Other accruals..........................      2,400        500          --         --        1,900
                                             --------    -------     -------    -------     --------
                                              205,300     15,600      10,200     78,100      101,400
                                             --------    -------     -------    -------     --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets.........         --         --          --         --           --
  Other accruals..........................      1,100         --          --        900          200
                                             --------    -------     -------    -------     --------
                                                1,100         --          --        900          200
                                             --------    -------     -------    -------     --------
PRO PLAYER INCENTIVE COMPENSATION
  AGREEMENT...............................         --         --          --         --           --
                                             --------    -------     -------    -------     --------
OTHER ASSET WRITE DOWNS AND RESERVES
  Inventory valuation provisions..........         --         --          --         --           --
  Other accruals..........................     11,300      4,800         100      2,200        4,200
                                             --------    -------     -------    -------     --------
                                               11,300      4,800         100      2,200        4,200
                                             --------    -------     -------    -------     --------
CHANGES IN ESTIMATES OF RETAINED
  LIABILITIES OF FORMER SUBSIDIARIES......     10,600        500          --        800        9,300
                                             --------    -------     -------    -------     --------
          Total pretax charges............   $228,300    $20,900     $10,300    $82,000     $115,100
                                             ========    =======     =======    =======     ========

     Other activity in 1999 principally relates to the transfer of one distribution center and two yarn mills which the Company decided to retain to property, plant and equipment at its written down value as well as the sale of two facilities in the first half of 1999. The Company sold the two facilities at an aggregate price of $16,400,000 which resulted in a gain of $10,200,000 ($8,000,000 of the gain was recorded in the second quarter of 1999). The gain on sale was recorded in other expense in the accompanying Consolidated Statement of Operations.

1995 Special Charges

     In the fourth quarter of 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and streamline operations. Accordingly, the Company identified for

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)
termination 194 salaried and 5,926 production personnel related to closed operations. Terminated personnel were notified of their separation in 1995 and the plant closings and attendant personnel reductions were substantially completed in 1995. Of the terminated personnel, all production and 180 of the salaried personnel were terminated in 1995; the remaining 14 salaried personnel were terminated in 1996. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write downs and valuations, foreign operations and other corporate issues. These actions were taken in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. The Company realigned its operations by shifting production at the remaining domestic operations in order to balance its production capabilities.

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

     The Company recorded charges of approximately $5,800,000 related to the cost of providing severance and benefits to employees affected by the facility closings as well as certain administrative headcount reductions. The severance and other benefits provided consisted of salary and fringe benefits (FICA and

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)
unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan). The Company recorded charges of approximately $91,100,000 related to other asset write downs, valuation reserves and other reserves as a result of reductions in its product offerings, changes in its operations and termination or modification of certain license and other agreements. In addition, the Company recorded charges of approximately $19,200,000 related to changes in estimates of certain retained liabilities of former subsidiaries. Also, the Company adopted a plan to realign certain of its corporate headquarters functions and to terminate its relationship for management services with Farley Industries, Inc. and, accordingly, recorded charges of approximately $15,500,000 related to lease termination, severance benefits and other costs. These charges included certain valuation reserves and the impact of license agreements which relate specifically to the SALEM and GITANO brands. The total impact of the charges in 1995 (including the write down of goodwill) pertaining to the SALEM and GITANO brands was $164,100,000.

     The above charges were recorded as $158,500,000 of impairment write down of goodwill, $146,700,000 of increases to cost of sales, $47,000,000 of increases to selling general and administrative expenses and $20,700,000 of increases to other expense in the 1995 Consolidated Statement of Operations. As Pro Player has been classified as a discontinued operation in the financial statements approximately $100,900,000 of the above charges have been reclassified to discontinued operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the special charges estimated at December 31, 1995 occurred during 1996. Of the special charges, approximately $17,300,000, $23,000,000, $4,800,000 and $33,300,000 were paid in 1999, 1998, 1997 and 1996 and $2,900,000 remain to be paid in 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)
     A rollforward of the 1995 special charges by year through January 1, 2000 is presented below (in thousands of dollars):

                                                                                       RESERVE
                                                      1995       CASH      OTHER      BALANCE AT
                                                    SPECIAL    PAYMENTS   ACTIVITY   DECEMBER 31,
                                                    CHARGES    IN 1995    IN 1995        1995
                                                    --------   --------   --------   ------------
Impairment write down of goodwill.................  $158,500   $    --    $156,400     $  2,100
                                                    --------   -------    --------     --------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment...................    29,000        --      27,200        1,800
  Changes in estimates of insurance liabilities...    21,800        --          --       21,800
  Costs related to expected increases in workers'
     compensation and health and welfare costs....     8,000        --          --        8,000
  Costs related to termination of certain lease
     obligations..................................     7,300       900          --        6,400
  Costs related to severance of the hourly
     workforce....................................     6,700     6,700          --           --
  Other...........................................    10,000       300          --        9,700
                                                    --------   -------    --------     --------
                                                      82,800     7,900      27,200       47,700
  Severance.......................................     5,800     1,100          --        4,700
Other asset write downs, valuation reserves and
  other reserves..................................    91,100     8,600      19,400       63,100
Changes in estimates of certain retained
  liabilities of former subsidiaries..............    19,200        --          --       19,200
Termination of management agreement...............    15,500        --          --       15,500
                                                    --------   -------    --------     --------
                                                    $372,900   $17,600    $203,000     $152,300
                                                    ========   =======    ========     ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                           RESERVE                                          RESERVE
                                          BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                         DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                             1995       IN 1996     IN 1996    IN 1996        1996
                                         ------------   --------   ---------   --------   ------------
Impairment write down of goodwill......    $  2,100     $    --     $    --    $ 2,100      $    --
                                           --------     -------     -------    -------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed
     facilities, improvements and
     equipment.........................       1,800         300          --        200        1,300
  Changes in estimates of insurance
     liabilities.......................      21,800       7,800          --         --       14,000
  Costs related to expected increases
     in workers' compensation and
     health and welfare costs..........       8,000       1,800         300         --        5,900
  Costs related to termination of
     certain lease obligations.........       6,400       5,500      (1,200)        --        2,100
  Costs related to severance of the
     hourly workforce..................          --          --          --         --           --
  Other................................       9,700       2,000       4,700         --        3,000
                                           --------     -------     -------    -------      -------
                                             47,700      17,400       3,800        200       26,300
Severance..............................       4,700       4,400          --         --          300
Other asset write downs, valuation
  reserves and other reserves..........      63,100       2,800       6,600     44,500        9,200
Changes in estimates of certain
  retained liabilities of former
  subsidiaries.........................      19,200          --       3,000         --       16,200
Termination of management agreement....      15,500       8,700          --         --        6,800
                                           --------     -------     -------    -------      -------
                                           $152,300     $33,300     $13,400    $46,800      $58,800
                                           ========     =======     =======    =======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                            RESERVE                                          RESERVE
                                           BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                          DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                              1996       IN 1997     IN 1997    IN 1997        1997
                                          ------------   --------   ---------   --------   ------------
Impairment write down of goodwill.......    $    --       $   --     $   --      $   --      $    --
                                            -------       ------     ------      ------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment.........      1,300          700         --         400          200
  Changes in estimates of insurance
     liabilities........................     14,000           --         --          --       14,000
  Costs related to expected increases in
     workers' compensation and health
     and welfare costs..................      5,900          700         --          --        5,200
  Costs related to termination of
     certain lease obligations..........      2,100        1,100         --          --        1,000
  Costs related to severance of the
     hourly workforce...................         --           --         --          --           --
  Other.................................      3,000          300         --          --        2,700
                                            -------       ------     ------      ------      -------
                                             26,300        2,800         --         400       23,100
Severance...............................        300          100         --          --          200
Other asset write downs, valuation
  reserves and other reserves...........      9,200          600      2,000       2,700        3,900
Changes in estimates of certain retained
  liabilities of former subsidiaries....     16,200           --         --          --       16,200
Termination of management agreement.....      6,800        1,300      5,500          --           --
                                            -------       ------     ------      ------      -------
                                            $58,800       $4,800     $7,500      $3,100      $43,400
                                            =======       ======     ======      ======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                              RESERVE                                         RESERVE
                                             BALANCE AT      CASH      INCOME      OTHER     BALANCE AT
                                            DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 2,
                                                1997       IN 1998     IN 1998    IN 1998       1999
                                            ------------   --------   ---------   --------   ----------
Impairment write down of goodwill.........    $    --      $    --      $ --        $--       $    --
                                              -------      -------      ----        ---       -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment...........        200          200        --         --            --
  Changes in estimates of insurance
     liabilities..........................     14,000        4,500        --         --         9,500
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs........................      5,200        5,200        --         --            --
  Costs related to termination of certain
     lease obligations....................      1,000          900       100         --            --
  Costs related to severance of the hourly
     workforce............................         --           --        --         --            --
  Other...................................      2,700        2,500        --         --           200
                                              -------      -------      ----        ---       -------
                                               23,100       13,300       100         --         9,700
Severance.................................        200          200        --         --            --
Other asset write downs, valuation
  reserves and other reserves.............      3,900        3,800       100         --            --
Changes in estimates of certain retained
  liabilities of former subsidiaries......     16,200        5,700        --         --        10,500
Termination of management agreement.......         --           --        --         --            --
                                              -------      -------      ----        ---       -------
                                              $43,400      $23,000      $200        $--       $20,200
                                              =======      =======      ====        ===       =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                               RESERVE                                        RESERVE
                                              BALANCE AT     CASH      INCOME      OTHER     BALANCE AT
                                              JANUARY 2,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 1,
                                                 1999      IN 1999     IN 1999    IN 1999       2000
                                              ----------   --------   ---------   --------   ----------
Impairment write down of goodwill...........   $    --     $    --       $--        $--        $   --
                                               -------     -------       ---        ---        ------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment.............        --          --        --         --            --
  Changes in estimates of insurance
     liabilities............................     9,500       9,000        --         --           500
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs..........................        --          --        --         --            --
  Costs related to termination of certain
     lease obligations......................        --          --        --         --            --
  Costs related to severance of the hourly
     workforce..............................        --          --        --         --            --
  Other.....................................       200          --        --         --           200
                                               -------     -------       ---        ---        ------
                                                 9,700       9,000        --         --           700
Severance...................................        --          --        --         --            --
Other asset write downs, valuation reserves
  and other reserves........................        --          --        --         --            --
Changes in estimates of certain retained
  liabilities of former subsidiaries........    10,500       8,300        --         --         2,200
Termination of management agreement.........        --          --        --         --            --
                                               -------     -------       ---        ---        ------
                                               $20,200     $17,300       $--        $--        $2,900
                                               =======     =======       ===        ===        ======

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

     During 1997, the Company finalized certain of the estimates recorded in connection with the special charges taken in 1995 which reduced selling, general and administrative expenses by $7,500,000 in the first quarter of 1997. The adjustments to reserves consisted of $5,500,000 resulting from a favorable lease

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONCLUDED)

1995 Special Charges -- (Concluded)
renegotiation and $2,000,000 related to a reduction in bad debt reserves due to improvement in customer financial performance. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES."

     The remaining reserve balance of $2,900,000 at January 1, 2000 will be relieved as costs are incurred and consists principally of insurance liabilities of $500,000 and environmental charges of $2,200,000, both of which are expected to be utilized in 2000. The remaining reserve balance is expected to be completely utilized by the end of 2000.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of certificates of deposit, overnight deposits or Eurodollar deposits) totalling $9,800,000 and $1,400,000 were included in cash and cash equivalents at January 1, 2000 and January 2, 1999, respectively, as restricted cash. These investments were carried at cost, which approximated quoted market value.

SALE OF ACCOUNTS RECEIVABLE

     A three-year receivables purchase agreement entered into in December 1996 enabled the Company, through a wholly-owned, bankruptcy remote, special purpose entity ("SPE"), to sell up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at January 1, 2000.

     Under FAS 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and EITF 97-6, the Company consolidated the SPE at January 1, 2000. Prior to January 1, 2000, the SPE is reflected as an equity basis investment in the accompanying Consolidated Balance Sheet.

     At January 2, 1999, $220,700,000 of trade accounts receivable were sold to the unconsolidated SPE. Receivables purchased by the SPE were pooled for later sale to the ultimate purchaser under the 1996 agreement. Proceeds of $208,800,000 remained outstanding as of January 2, 1999 from prior sales of undivided interests in receivables owned by the SPE. Due to collections on the Company's receivables after the sale date, a portion of the proceeds remaining outstanding from sales by the SPE represented advances from the ultimate purchaser in excess of amounts allowable under the agreement. These advances, totalling $55,900,000 at January 2, 1999, were included in Trade accounts payable in the accompanying Consolidated Balance Sheet.

     Sales of trade accounts receivable were reflected as a reduction of notes and accounts receivable in the accompanying Consolidated Balance Sheet at January 2, 1999, and the proceeds received from sales to the ultimate purchaser were included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows for the year ended January 2, 1999. Proceeds from receivable sales were less than the face amount of trade accounts receivable sold by a discounted amount which closely approximated the purchaser's financing cost of issuing its own commercial paper backed by these and other accounts receivable.

     The full amount of the allowance for possible losses was retained by the SPE and classified as a recourse liability because the SPE, as agent for the purchaser, retained the same risk of credit loss, including collection and administrative responsibilities, as if the receivables had not been sold. The fair value of the recourse

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SALE OF ACCOUNTS RECEIVABLE -- (CONCLUDED) liabilities transferred to the SPE totalled $15,000,000 at January 2, 1999, and approximated the allocated allowance for possible losses given the short-term nature of the transferred receivables.

     The discount and fees under this agreement were variable based on the general level of interest rates. Rates ranged from 4.55% to 9.47% during 1999, 4.73% to 6.11% during 1998 and from 5.14% to 5.92% during 1997 on the amount of the undivided interest sold plus certain administrative and servicing fees typical in such transactions. These costs were approximately $8,800,000 in 1999, $11,900,000 in 1998 and $11,800,000 in 1997 and were charged to Other expense -- net in the accompanying Consolidated Statement of Operations. The Company received compensation for servicing that was approximately equal to its cost of servicing the accounts receivable. Accordingly, no servicing asset or liability was recorded.

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)

                                                                          JANUARY 1,   JANUARY 2,
                                                         INTEREST RATE       2000         1999
                                                         -------------    ----------   ----------
Senior Secured
  DIP Facility.........................................          9.50%    $  162,500   $       --
  Capitalized lease obligations, maturing
     2000-2017(1)......................................   2.25 - 7.74%        45,500       50,900
  Foreign Credit Facility(2)...........................      Variable(3)      10,000           --
  Bank Credit Agreement, maturing 2000-2002(4).........      Variable(5)     635,200           --
  Nonredeemable fixed rate debt, maturing 2003(4)(6)...          6.61%       149,400           --
  Fixed rate debt, maturing 2011(4)(7).................         12.60%        78,600           --
  Nonredeemable fixed rate debt, maturing 2023(4)(8)...          7.49%       148,100           --
                                                                          ----------   ----------
     Total Senior Secured..............................                    1,229,300       50,900
                                                                          ----------   ----------
Senior Unsecured
  Foreign Credit Facility..............................      Variable(3)          --       11,900
  Irish Term Loan......................................      Variable(9)          --       12,700
  Fixed rate debt, maturing 1999(10)...................          7.97%            --      249,800
  Bank Credit Agreement, maturing 2000-2002(4).........      Variable(5)          --      427,500
  Nonredeemable fixed rate debt, maturing 2003(4)(6)...          6.61%            --      149,300
  Fixed rate debt, maturing 2006(11)...................          9.03%       248,500           --
  Fixed rate debt, maturing 2011(4)(7).................         12.60%            --       76,900
  Nonredeemable fixed rate debt, maturing 2023(4)(8)...          7.49%            --      148,100
                                                                          ----------   ----------
     Total Senior Unsecured............................                      248,500    1,076,200
                                                                          ----------   ----------
Total..................................................                    1,477,800    1,127,100
Less current maturities................................                     (635,800)    (270,500)
Less liabilities subject to compromise.................                     (248,500)          --
                                                                          ----------   ----------
Total long-term debt...................................                   $  593,500   $  856,600
                                                                          ==========   ==========

-------------------------

 (1) Represents the principal portion on capitalized lease obligations. The capitalized leases are secured by the related property under lease.

 (2) This obligation, although guaranteed by the Company, is a direct obligation of the Company's wholly owned European subsidiary which is not a Debtor in the Chapter 11 cases. It is secured by a lien on certain European assets.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT -- (CONTINUED)
 (3) Interest ranged from 4.67% to 7.66% during 1999 and 5.59% to 7.24% during 1998. The weighted average interest rate for borrowings outstanding at January 1, 2000 was approximately 7.66%.

 (4) The obligations of the Company under the Bank Credit Agreement are guaranteed by and collateralized with certain assets of the Debtors. Certain fixed rate obligations share this security pari passu with the Bank Credit Agreement.

 (5) Interest ranged from 5.56% to 9.75% during 1999 and 5.58% to 8.50% during 1998. The weighted average interest rate for borrowings outstanding at January 1, 2000 was approximately 9.75%.

 (6) Net of unamortized discount of $600 and $700 in fiscal 1999 and 1998, respectively (nominal rate 6.5%).

 (7) Net of unamortized discount of $46,400 and $48,100 in fiscal 1999 and 1998, respectively (nominal rate 7%).

 (8) Net of unamortized discount of $1,900 in fiscal 1999 and 1998 (nominal rate 7.375%).

 (9) Interest ranged from 5.42% to 6.62% during 1999 and 6.35% to 6.82% during 1998. This obligation was repaid June 30, 1999.

(10) Net of unamortized discount of $200 in fiscal 1998 (nominal rate 7.875%). This obligation was repaid at the debtholders option on either June 4, 1999 as part of an exchange offer for the debt at 101% of face value or at maturity on October 15, 1999 at par value.

(11) Net of unamortized discount of $1,500 in fiscal 1999 (nominal rate 8.875%). This obligation is considered a liability subject to compromise.

     FTL, Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and includes a total commitment of $625,000,000 which is comprised of revolving notes of $475,000,000 and a term note of $150,000,000. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $175,000,000. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 cases. As part of the initial funding, approximately $152,300,000 was used to retire the Company's Accounts Receivable Securitization arrangement and approximately $10,200,000 was used to pay payroll and payroll taxes, bank and professional fees, and purchase inventory. In addition, $2,200,000 of letters of credit were issued under the DIP Facility at January 1, 2000, primarily to secure various insurance obligations.

     Loans made under the DIP Facility revolving and term notes bear interest, at FTL, Inc.'s option, at the prime rate (8.5% at January 1, 2000) plus 1.0% or the LIBOR rate (5.8% at January 1, 2000) plus 2.5%.

     The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% -- 65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders.

     The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on June 30, 2001. The DIP Facility is secured by substantially all of the assets of FTL, Ltd. and its subsidiaries and a perfected pledge of stock of substantially all FTL, Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined (EBITDAR), limitations on the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT -- (CONCLUDED)
incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends.

     Prior to Chapter 11, the Bank Credit Agreement provided the Company with a $660,000,000 line of credit which consists of a $600,000,000 revolving line of credit and an $60,000,000 Term Loan. In addition to the borrowed amounts reflected above, at January 1, 2000 and January 2, 1999, $24,800,000 and $22,100,000, respectively, of letters of credit were outstanding under the Bank Credit Agreement. The letters of credit were issued to secure various insurance, debt and other obligations and all such obligations are reflected in the accompanying Consolidated Balance Sheet. As of the Petition Date and subject to the adequate protection order approved by the Bankruptcy Court, borrowings outstanding under the Bank Credit Agreement bear interest at the prime rate (8.5% at January 1, 2000) plus 1.25%. Prior to the Petition date during 1999, borrowings under the Bank Credit Agreement bore interest at a rate approximating the prime rate plus a specified number of basis points (ranging from 0 to 125) or, at the election of the Company, at rates approximating LIBOR plus a specified number of basis points (ranging from 67.5 to 275). The Company also pays a facility fee under the Bank Credit Agreement (ranging from 20 to 50 basis points) on the aggregate commitments thereunder. The interest rate spreads and the facility fee were based on the Company's senior unsecured debt ratings and subject to increase or decrease by amendment to the Bank Credit Agreement.

     The Company has an additional $45,400,000 of letter of credit facilities from its bank lenders. At January 1, 2000 and January 2, 1999, approximately $45,400,000 and $60,500,000, respectively, of letters of credit were issued under these facilities, to secure various insurance, debt, trade and other obligations, of which $22,300,000 and $31,500,000 of these obligations are reflected in the accompanying Consolidated Balance Sheet as of January 1, 2000 and January 2, 1999, respectively. Of the $45,400,000 of letters of credit outstanding at January 1, 2000, approximately $10,000,000 are secured by lien on European assets.

     The Company's operations are currently restricted by the covenant under the DIP Facility. Prior to Chapter 11, the Bank Credit Agreement imposed certain limitations on, and required compliance with covenants from, the Company and its subsidiaries including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on incurrence of additional indebtedness and granting of certain liens and guarantees; (iii) restrictions on mergers, sale and leaseback transactions, asset sales, investments and transactions with affiliates; (iv) limitations on dividend payments, and (v) provisions for the acceleration of the amounts outstanding thereunder should a change in ownership occur, unless waived by the required lenders.

     The Company is currently in default on substantially all of its long-term debt other than the DIP Facility. Only scheduled maturities and the Bank Credit Agreement have been included in current maturities of long-term debt. The remaining secured long-term debt is in default due to the filing of a voluntary Chapter 11 petition and has been included in noncurrent liabilities in accordance with SOP 90-7. The Unsecured 8 7/8% Senior Notes have been included in liabilities subject to compromise.

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $635,800,000 in 2000; $173,500,000 in 2001;
$1,100,000 in 2002; $151,300,000 in 2003; and $1,500,000 in 2004.

     Cash payments of interest on debt were $98,200,000, $100,500,000 and $86,700,000, in 1999, 1998, and 1997, respectively. These amounts exclude immaterial amounts of interest capitalized in each year.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under reorganization cases are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

     Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                               JANUARY 1,
                                                                  2000
                                                              -------------
                                                              (IN THOUSANDS
                                                               OF DOLLARS)
8.875% Unsecured Senior Notes...............................    $248,500
Trade accounts payable......................................     113,100
Environmental and product liability.........................      35,400
Accrued severance...........................................      27,400
Deferred compensation accrual...............................      16,400
Other.......................................................     230,400
                                                                --------
                                                                $671,200
                                                                ========

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

FINANCIAL INSTRUMENTS

     During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company was party to interest rate swap contracts for $50,000,000 which expired in 1998 and $50,000,000 which expired in 1999 that had the effect of converting floating rate debt based on three month LIBOR rates into fixed rate debt. The average annual variable rate received in 1998 and 1997 was 5.62% and 5.70%, respectively. The average annual fixed rate paid in 1998 and 1997 was 5.20% and 5.05%, respectively.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices when available. At January 1, 2000 and January 2, 1999, the fair value of the Company's long-term debt was approximately $557,800,000 and $1,165,300,000, respectively.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandis-

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FINANCIAL INSTRUMENTS -- (CONCLUDED)
ers,wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 52.0% of net sales to unrelated parties in 1999 and approximately 41.2% of accounts receivable at January 1, 2000. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate its potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves as of January 1, 2000 are set forth in the table below. The reserves consist primarily of certain environmental and product liability reserves of $33,400,000 and $2,000,000, respectively. The Company's retained liability reserves principally pertain to eight specifically identified environmental sites and product liabilities. Anticipated expenditures associated with three sites each individually represent 10% or more of the reserves and in aggregate represent approximately 52% of the total reserves. The Company has certain amounts of environmental and other insurance which may cover expenditures in connection with environmental sites and product liabilities. The Company, on October 28, 1997, filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers in this matter have denied coverage and are defending against the Company's claims. In the fourth quarter of 1999, the Company entered into a settlement agreement with certain of the insurance carriers. As a result of the settlement agreement, the Company received $13,700,000 which has been recorded as a reduction of other expense in the accompanying Consolidated Statement of Operations. The Company continues to pursue its claims against the remaining insurance carriers. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures from the level of the current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising from pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising from products manufactured by the sold operations. Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 2.0% until the expected time of payment and then discounted to present value at 7.5%. The undiscounted aggregate costs to be paid subsequent to January 1, 2000 for environmental liabilities are approximately $45,100,000. None of the product liability reserves for future expenditures have been inflated or discounted. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation. However, determination of the Company's responsibility at a particular site and the method and ultimate cost of remediation require a number of assumptions which make estimates inherently difficult, and the ultimate outcome may differ from current estimates. Current estimates of payments before recoveries by year for the

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)
next five years and thereafter are noted below (in thousands of dollars). The reserves are reduced by cash expenditures incurred at specific sites or product cases.

YEAR                                                ENVIRONMENTAL   PRODUCT    TOTAL
----                                                -------------   -------   -------
2000..............................................     $ 7,600      $  500    $ 8,100
2001..............................................       3,900         500      4,400
2002..............................................       2,600         300      2,900
2003..............................................       2,500         300      2,800
2004..............................................       2,900         200      3,100
Thereafter........................................      13,900         200     14,100
                                                       -------      ------    -------
       Total:.....................................     $33,400      $2,000    $35,400
                                                       =======      ======    =======

     The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92. Owners and operators of hazardous waste sites, generators and transporters of hazardous wastes are subject to claims brought by State and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at disposal locations from liable parties under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 2000 and future years.

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. William F. Farley, the Company's former Chairman and Chief Executive Officer. The $12,000,000 loan was refinanced in connection with the $65,000,000 loan described below.

     In November 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, authorized the Company to guarantee a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. Mr. Farley owns 100% of Farley Inc. The $26,000,000 loan was refinanced in connection with the $65,000,000 loan described below. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of January 1, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)
began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999.

     William F. Farley, former Chairman of the Company's Board of Directors, relinquished the additional duties of chief executive officer and chief operating officer in August of 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's employment agreement. The Company terminated Mr. Farley's employment agreement in 1999. Thereafter, the Company received approval from the Bankruptcy Court to reject the agreement.

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At January 1, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $23,000,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany. See "SUBSEQUENT EVENTS".

     In connection with the Company's transaction with Acme Boot Company, Inc. ("Acme Boot") during 1993, the Company guaranteed, on an unsecured basis, the repayment of debt incurred by Acme Boot under Acme Boot's bank credit facility which was secured by substantially all the assets of Acme Boot and its subsidiaries and provided for up to $30,000,000 of loans and letters of credit. Farley Inc. owned 100% of the common stock of Acme Boot.

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

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased FTL, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William F. Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)
the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which was denied. The defendants filed a motion to change venue from Bowling Green, Kentucky, to Chicago, Illinois. That motion has been denied. All defendants have filed an answer to the complaint. Discovery has been initiated against the individuals. The action is not proceeding against the Company at this time due to the automatic stay in the bankruptcy cases.

     Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

     On August 26, 1998, Carol Bradley filed a purported derivative action on behalf of the Company, against William F. Farley, Richard C. Lappin, Omar Z. Al Askari, Dennis S. Bookshester, Henry A. Johnson, Mark H. McCormack, Larry K. Switzer, A. Lorne Weil and Sir Brian Wolfson, each of whom is a current or former director of the Company, and the Company, as a nominal defendant, in the Warren Circuit Court of the State of Kentucky. The plaintiff asserts various common law claims against the individual defendants including, inter alia, breach of fiduciary duty, waste of corporate assets, breach of contract and constructive fraud claims. The plaintiff also asserts an insider trading claim against defendants Farley, Lappin and Switzer. The claims asserted against the individual defendants are based on the same alleged misrepresentations and omissions which form the basis of the claims asserted by the plaintiff in the New England Action as described above. The plaintiff seeks unspecified compensatory and punitive damages, attorney's fees and costs and ancillary relief. On September 18, 1998, defendant Farley, with the consent of the Company, removed the action from state court to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. In August 1999, the motion was granted in favor of the defendants and the case was dismissed. The plaintiffs thereupon filed a motion to amend their complaint. The court granted the Bradley plaintiffs leave to amend their complaint by November 7, 1999. The Plaintiffs did not file an amended complaint. See "SUBSEQUENT EVENT".

     In August 1994, the Company acquired Pro Player, Inc. ("Pro Player") for approximately $55,700,000, including approximately $14,200,000 of Pro Player debt which was repaid by the Company. The Company had compensation agreements with the former principals of Pro Player who became employees of the business upon the Company's acquisition. The compensation agreements provided for these former employees to receive compensation up to a maximum of $47,100,000, based in part on the attainment of certain levels of operating performance by the acquired entity in 1998 and 1999. In the fourth quarter of 1997, the Company recorded a $22,000,000 charge related to this compensation agreement, based on its assessment of the probability that Pro Player's operating performance would result in such amount being earned. During the fourth quarter of 1998, the Company determined that it was no longer probable that the $22,000,000 would be paid and reversed the 1997 charge. As Pro Player has been presented as a discontinued operation the charge

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONCLUDED)
and reversal are included in discontinued operations in the accompanying Consolidated Statement of Operations.

LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In September 1994, the Company entered into a five year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets covered by the lease is $144,600,000. Additional liquidity of $30,400,000 expired unused on March 31, 1999. The total amount outstanding under this lease is $87,600,000 and $109,000,000 at January 1, 2000 and January 2, 1999, respectively. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges. As part of the Chapter 11 cases, the Company is reviewing the legal status of this equipment lease (and other leases), including the issue of whether such lease should be characterized as a financing arrangement in the Chapter 11 cases.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at January 1, 2000 (in thousands of dollars):

                                                              CAPITALIZED   OPERATING
                                                                LEASES       LEASES
                                                              -----------   ---------
FISCAL YEAR
  2000......................................................   $  3,500      $20,900
  2001......................................................      3,500        6,200
  2002......................................................      3,500        2,200
  2003......................................................      3,500        1,000
  2004......................................................      3,500        1,100
  Years subsequent to 2004..................................     54,000        2,100
                                                               --------      -------
Total minimum lease payments................................     71,500      $33,500
                                                                             =======
Imputed interest............................................    (26,000)
                                                               --------
Present value of minimum capitalized lease payments.........     45,500
Current portion.............................................        700
                                                               --------
Long-term capitalized lease obligations.....................   $ 44,800
                                                               ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LEASE COMMITMENTS -- (CONCLUDED)
     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
Land........................................................   $  7,200     $  8,300
Buildings, structures and improvements......................     21,700       23,500
Machinery and equipment.....................................      3,800        3,800
                                                               --------     --------
                                                                 32,700       35,600
Accumulated amortization....................................    (17,200)     (17,000)
                                                               --------     --------
                                                               $ 15,500     $ 18,600
                                                               ========     ========

     The Company is in the process of reviewing its leases in the Chapter 11 cases to determine whether they should be rejected, assumed or assigned.

     Rental expense for operating leases amounted to $40,200,000, $38,100,000 and $36,500,000 in 1999, 1998 and 1997, respectively.

STOCK PLANS

     In the Cayman Reorganization, FTL, Ltd. assumed all of the Company's stock based compensation plans. Stock Plan information for 1999 relates to Class A ordinary shares of FTL, Ltd. The Company's officers and directors participate in these plans.

     FTL, Ltd. has a number of compensation plans that provide a variety of stock-based incentive awards to Directors, officers and key employees. Various plans provide for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock awards in lieu of obligations, dividend equivalents, other stock-based awards and performance or annual incentive awards that may be settled in cash, stock or other property. As of January 1, 2000 a total of 11,694,800 shares of FTL, Ltd.'s Class A Ordinary Shares were reserved for issuance under these plans, including option and other awards outstanding totalling 6,691,700 shares. Each plan is administered by the Compensation Committee of FTL, Ltd.'s Board of Directors (the "Compensation Committee").

     Under FTL, Ltd.'s stock-based compensation plans, stock options may be granted to eligible employees of the Company and its subsidiaries, at a price not less than the market price on the date of grant. Options granted vest, may be exercised and expire at such time as prescribed by the Compensation Committee. No option granted is exercisable beyond ten years from the grant date. The Compensation Committee may, at its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award. Such accelerated exercisability, lapse, expiration and vesting occur automatically under certain plans in the event of a change in control of FTL, Ltd.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PLANS -- (CONTINUED)
     Following is a summary of option activity for the three years ended January 1, 2000.

                                               1999                    1998                    1997
                                       ---------------------   ---------------------   --------------------
                                                    WEIGHTED                WEIGHTED               WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                        OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS     PRICE
                                       ----------   --------   ----------   --------   ---------   --------
Outstanding, beginning of year.......   8,217,600    $24.53     6,015,400    $29.04    5,079,400    $23.63
Granted..............................   4,470,100     10.45     4,037,100     21.00    2,086,800     39.61
Exercised............................      (1,500)    10.75      (332,100)    20.59     (563,800)    19.69
Cancelled/expired....................  (6,324,600)    23.28    (1,502,800)    33.66     (587,000)    28.81
                                       ----------              ----------              ---------
Outstanding, end of year.............   6,361,600     15.91     8,217,600     24.53    6,015,400     29.04
                                       ==========              ==========              =========
Exercisable:
  At end of year.....................   2,571,000     24.04     3,097,100     24.61    2,071,100     22.17
  Upon completion of additional
    service..........................   3,790,600     10.40     5,120,500     24.48    3,944,300     32.65
                                       ----------              ----------              ---------
         Total outstanding...........   6,361,600     15.91     8,217,600     24.53    6,015,400     29.04
                                       ==========              ==========              =========
  Weighted average fair value of
    options granted during the
    year.............................                $ 5.13                  $ 7.89                 $15.79
                                                     ======                  ======                 ======

     The following information is as of January 1, 2000.

                                                                          WEIGHTED
                                                                           AVERAGE
                                                              WEIGHTED    REMAINING                  WEIGHTED
                                                  OPTIONS     AVERAGE    CONTRACTUAL     OPTIONS     AVERAGE
RANGE OF EXERCISE PRICES                        OUTSTANDING    PRICE        LIFE       EXERCISABLE    PRICE
------------------------                        -----------   --------   -----------   -----------   --------
$3.06 to $14.50...............................   2,393,400     $ 5.53     5.8 Years        13,500     $13.93
$15.13 to $19.19..............................   2,606,600      17.36     6.8 Years     1,325,200      17.38
$23.88 to $27.06..............................     689,600      25.86     6.5 Years       661,300      25.89
$30.13 to $42.00..............................     672,000      37.02     7.0 Years       571,000      37.59
                                                 ---------                              ---------
                                                 6,361,600                              2,571,000
                                                 =========                              =========

     In 1998, the Company's Board of Directors approved the repricing of certain of the Company's stock options that had been granted to employees other than executive officers and that had exercise prices higher than the then market price of FTL, Inc.'s Class A Common Stock. The Company took this action as a means of reestablishing the long-term incentive benefits for which the stock option plans were originally designed. In exchange for the previously granted stock options the Company granted fewer new stock options at an exercise price equal to the market price of FTL, Inc.'s Class A Common Stock on the date of the exchange using a replacement formula based on the modified Black-Scholes Option Pricing Model. Consequently, the repricing resulted in no additional compensation expense to the Company. Options granted in 1998 included 720,992 options granted in the exchange.

     Following is a summary of activity in nonvested stock under the compensation plans for the three years ended January 1, 2000. Nonvested stock includes restricted stock units and performance shares granted under the plans. Nonvested stock grants generally vest over periods ranging from two to three years. The Compensation Committee may, at its discretion, accelerate the vesting of any award. Vested awards under certain plans may be settled either by issuance of FTL, Ltd. Class A Ordinary Shares or in cash based on the market price of FTL, Ltd. Class A Ordinary Shares on the vesting date.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PLANS -- (CONCLUDED)

                                                                1999       1998       1997
                                                              --------   --------   ---------
Outstanding, beginning of year..............................   163,400    147,300     558,100
Granted.....................................................   511,000    111,800     142,100
Earned upon completion of service...........................  (226,200)   (55,900)    (56,200)
Earned upon completion of service and achievement of
  specified performance targets.............................        --         --    (392,800)
Forfeited...................................................  (118,100)   (39,800)   (103,900)
                                                              --------   --------   ---------
Outstanding, end of year....................................   330,100    163,400     147,300
                                                              ========   ========   =========
Weighted average grant date fair value of nonvested stock
  granted during the year...................................  $   8.57   $  15.37   $   38.98
                                                              ========   ========   =========

     The Company has elected to follow APB 25 and related Interpretations in accounting for stock compensation plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company records no compensation expense for options granted under any of the stock plans because the exercise price of the stock options is equal to or greater than the market price of the underlying FTL, Ltd. Class A Ordinary Shares on the date granted. For other stock-based compensation awards, the Company recognized compensation costs under APB 25 totaling $2,800,000, $1,900,000 and $2,200,000 in 1999, 1998, and 1997,
respectively.

     FAS 123 requires the Company to disclose pro forma net earnings determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994, under the fair value method of that statement. The fair values of options under FAS 123 were estimated at each grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.39% in 1999, 4.81% in 1998 and 6.13% in 1997, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of .59 in 1999, .45 in 1998 and .33 in 1997, and an expected option life of four years in 1999 and five years in 1998 and 1997.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected option life. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the following pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period (in thousands of dollars, except per share information):

                                                               1999        1998       1997
                                                             ---------   --------   ---------
Pro forma net earnings (loss)..............................  $(661,900)  $123,300   $(503,800)

STOCKHOLDERS' EQUITY

     The Company's articles of incorporation were amended and restated in the Cayman Reorganization. Under the amended and restated articles of incorporation, the authorized capital stock of the Company consists of 81,000,000 shares divided into two classes: a class of 6,000,000 shares of preferred stock having a par value of $.01 each; and a class of 75,000,000 shares of common stock having a par value of $.01 each.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCKHOLDERS' EQUITY -- (CONTINUED)
Exchangeable Preferred Stock

     The holders of FTL, Inc. Preferred Stock (all of which is held by Mr. Farley and Farley Inc.) are entitled to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and are entitled to the number of votes which such holder would have on an as converted basis, provided, however, that if dividends on the FTL, Inc. Preferred Stock are in arrears for six or more quarters, then the holders of the FTL, Inc. Preferred Stock shall have the right, voting separately as a class, to elect one additional member to the Board of Directors of FTL, Inc. (the "Preferred Stock Director"). The Preferred Stock Director shall be the sole member of a special committee of the Board of Directors of FTL, Inc., the only purpose of which will be to declare dividends on the FTL, Inc. Preferred Stock. The special committee, however, will not be permitted to declare dividends on the FTL, Inc. Preferred Stock if such a payment would be or cause a default or an event of default under any debt agreement of FTL, Inc. or any of its affiliates. At January 1, 2000, holders of FTL, Inc. Preferred Stock have approximately 6.9% of the total voting rights of the Company.

     Holders of FTL, Inc. Preferred Stock are entitled to receive cumulative preferred cash dividends of 4.5% per annum of the liquidation preference of such FTL, Inc. Preferred Stock (the "Preferred Stock Dividend"). The Preferred Stock Dividend is paid to the holders of FTL, Inc. on a quarterly basis. In addition to the Preferred Stock Dividend, holders of FTL, Inc. Preferred Stock are entitled to participate with the holders of the common stock with respect to all other dividends declared by the Board of Directors of FTL, Inc. on an as converted basis in accordance with the terms of conversion.

     The certificate of incorporation of FTL, Inc. provides that dividends, other than the Preferred Stock Dividend, may be declared only by a committee of the Board of Directors of FTL, Inc., consisting entirely of directors who are not affiliates of Mr. Farley or employees of FTL, Inc. or its affiliates.

Common Stock

     As a result of the Cayman Reorganization, all outstanding shares of FTL, Inc. Class A Common Stock were converted to shares of the Company's new class of $.01 par value common stock and are held by FTL, Ltd. The FTL, Inc. Class B Common Stock was cancelled upon conversion to FTL, Inc. Preferred Stock.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCKHOLDERS' EQUITY -- (CONCLUDED)
     The components of other comprehensive income are as follows (in thousands of dollars):

                                                                            UNREALIZED
                                                 CURRENCY      MINIMUM    (GAIN) LOSS ON
                                                TRANSLATION    PENSION    AVAILABLE-FOR-
                                                ADJUSTMENTS   LIABILITY   SALE SECURITIES    TOTAL
                                                -----------   ---------   ---------------   --------
Balance, December 31, 1996....................   $ (9,400)    $ (1,500)       $  (900)      $(11,800)
Currency translation adjustment...............    (27,600)                                   (27,600)
Minimum pension liability adjustment..........                     900                           900
Reclassification of available-for-sale
  securities to trading.......................                                  1,400          1,400
Reclassification of deferred taxes on
  available-for-sale securities to trading....                                   (500)          (500)
                                                 --------     --------        -------       --------
Balance, December 31, 1997....................    (37,000)        (600)            --        (37,600)
Currency translation adjustment...............     (6,400)                                    (6,400)
Minimum pension liability adjustment..........                 (10,400)                      (10,400)
                                                 --------     --------        -------       --------
Balance, January 2, 1999......................    (43,400)     (11,000)            --        (54,400)
Currency translation adjustment...............    (18,300)                                   (18,300)
Minimum pension liability adjustment..........                  11,000                        11,000
Unrealized gains on available-for-sale
  securities..................................                                 10,300         10,300
                                                 --------     --------        -------       --------
Balance, January 1, 2000......................   $(61,700)    $     --        $10,300       $(51,400)
                                                 ========     ========        =======       ========

OPERATING SEGMENTS

     The Company manufactures and markets basic family apparel with operations in the Americas and in Europe. North America is the Company's principal market, comprising more than 80% of net sales to unrelated parties in each of the last three years. For the North American market, capital intensive spinning, knitting and cutting operations are located in the United States. In July 1999, the Company sold its labor intensive sewing and finishing operations located in Central America, Mexico and the Caribbean to FTL, Ltd. as part of the Cayman Reorganization. As a result, the Company sells cut cloth to these affiliates and, in turn, purchases finished garments from them, principally for the North American market. For the European market, manufacturing operations are concentrated in Ireland, but labor intensive operations are being relocated to lower cost North African locations.

     In North America, the Company is organized into two operating segments based on the products it offers. These segments are Retail Products and Activewear, the Company's historic core businesses. The Company is winding down operations of its former Sports & Licensing segment, the results of which are reported as discontinued operations in the accompanying Consolidated Statement of Operations. Management allocates promotional efforts, working capital, and manufacturing and distribution capacity based on its assessment of segment operating results and market conditions. In Europe the Company is organized into a single geographic operating segment. Employing an entirely separate management team, the Company produces and sources a different mix of garments in Ireland and North Africa for sale in Europe.

     Retail Products are offered principally under the Fruit of the Loom, BVD, Munsingwear and Gitano brand names, through major discount and mass merchandisers, wholesale clubs and other retailers. The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and fashion underwear. Casualwear offerings include a selection of basic styles of jersey and fleece tops, shorts and bottoms selections for each of the men's, women's, boys' and girls' categories. The

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING SEGMENTS -- (CONTINUED)
Company designs, manufactures (including contract manufacturing) and markets women's jeanswear and jeans related sportswear. Women's and girls' underwear products include a variety of cotton, nylon and lycra panties and thongs. Childrenswear offerings include decorated underwear (generally with pictures of licensed movie or cartoon characters) and layette sets.

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

     Consolidated revenues and operating earnings (loss) in the following tables correspond to Net sales and Operating earnings (loss) in the Company's Consolidated Statement of Operations. Segment and other detail are derived from the Company's internal management reporting system. Other revenues consist of external sales of yarn and cloth. Other operating earnings consist of margin on external sales of yarn and cloth and net external royalty income. Nonrecurring items relate to the 1999 and 1997 special charges and finalization of certain estimates included in special charges. See "SPECIAL CHARGES." Nonrecurring items in 1997 include the effect of the change in the Company's method of determining the cost of inventories. See "SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- INVENTORIES." Affiliates revenues and operating earnings (loss) reflect transactions with sewing and finishing operations sold to FTL, Ltd. in July 1999 as part of the Cayman Reorganization.

     The accounting policies of the reportable segments are the same as those described in "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The Company evaluates performance and allocates resources based on operating income. The Company does not allocate interest expense to reportable segments.

     Total foreign revenues from unrelated parties as a percent of consolidated revenues from unrelated parties totalled 16.2% in 1999, 18.3% in 1998 and 18.4% in 1997. Sales to unrelated parties in the United Kingdom exceeded 5% of consolidated revenues in 1998 (5.1%) and 1997 (5.5%). Sales to one Retail Products customer amounted to approximately 22.0%, 18.0% and 20.8% of net sales to unrelated parties in 1999, 1998

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING SEGMENTS -- (CONTINUED)
and 1997, respectively. Additionally, sales to a second Retail Products customer amounted to approximately 13.5%, 12.7% and 16.3% of net sales to unrelated parties in 1999, 1998 and 1997, respectively.

                                                                              OPERATING
                                                REVENUES                   EARNINGS (LOSS)
                                     ------------------------------   --------------------------
                                       1999       1998       1997      1999      1998     1997
                                     --------   --------   --------   -------   ------   -------
                                                            $ IN MILLIONS
Retail Products....................  $1,077.4   $1,043.0   $1,047.4   $  26.8   $ 93.9   $  53.0
Activewear.........................     510.4      641.4      629.9      (4.8)    77.0      74.8
Europe.............................     212.9      268.7      253.9     (24.5)    29.7      35.4
Other..............................      34.4       31.7         --      16.1     15.8      14.5
Goodwill amortization..............        --         --         --     (24.6)   (24.6)    (24.8)
Nonrecurring items.................        --         --         --    (281.3)    15.3    (419.6)
                                     --------   --------   --------   -------   ------   -------
  Subtotal -- unrelated parties....   1,835.1    1,984.8    1,931.2    (292.3)   207.1    (266.7)
Affiliates.........................     499.4         --         --     (96.2)      --        --
                                     --------   --------   --------   -------   ------   -------
     Consolidated..................  $2,334.5   $1,984.8   $1,931.2   $(388.5)  $207.1   $(266.7)
                                     ========   ========   ========   =======   ======   =======

     Assets reported below for Retail Products and for Activewear consist of accounts receivable and finished goods inventories. Unallocated Retail Products and Activewear assets consist primarily of property, plant and equipment and goodwill. Depreciation expense is allocated to Retail Products and to Activewear operating earnings even though property, plant and equipment is not identifiable or allocable to those operating segments.

     Consolidated long-lived assets, consisting of property, plant and equipment, goodwill and other noncurrent assets, excluding deferred tax assets, financial instruments and net assets of discontinued operations, totalled $1,047,700,000 at January 1, 2000, $1,273,400,000 at January 2, 1999 and
$1,366,200,000 at December 31, 1997. Long-lived assets in foreign countries (consisting of property, plant and equipment) as a percent of consolidated totalled 6.8% at January 1, 2000, 13.3% at January 2, 1999 and 11.6% at December 31, 1997. Long-lived assets in the Republic of Ireland as a percent of consolidated totalled 1.6% at January 1, 2000, 4.3% at January 2, 1999 and 4.0% at December 31, 1997.

                                                   TOTAL ASSETS            CAPITAL EXPENDITURES
                                          ------------------------------   ---------------------
                                            1999       1998       1997     1999    1998    1997
                                          --------   --------   --------   -----   -----   -----
                                                              $ IN MILLIONS
Retail Products.........................  $  392.8   $  327.1   $  327.9   $  --   $  --   $  --
Activewear..............................     222.7      264.9      289.0      --      --      --
Unallocated Retail Products and
  Activewear............................   1,227.2    1,540.4    1,663.6    29.2    34.0    51.4
Europe..................................     199.6      276.0      267.5     4.4     7.6     3.7
Sale of accounts receivable.............        --     (186.5)    (136.9)     --      --      --
                                                                           -----   -----   -----
Net assets of discontinued operations...      29.3       57.1       37.8
                                          --------   --------   --------
Consolidated............................  $2,071.6   $2,279.0   $2,448.9   $33.6   $41.6   $55.1
                                          ========   ========   ========   =====   =====   =====

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING SEGMENTS -- (CONCLUDED)

                                                                   DEPRECIATION
                                                              -----------------------
                                                               1999    1998     1997
                                                              ------   -----   ------
                                                                  ($ IN MILLIONS)
Retail Products.............................................  $ 43.8   $39.6   $ 70.3
Activewear..................................................    19.6    24.0     35.7
Europe......................................................    11.6     8.9     11.0
                                                              ------   -----   ------
Consolidated................................................  $ 75.0   $72.5   $117.0
                                                              ======   =====   ======

PENSION PLANS

     The following table sets forth the changes in the pension benefit obligation and fair value of plan assets, the amounts recognized in the Company's Consolidated Balance Sheet and the funded status of the plans (in thousands of dollars):

                                                                1999       1998
                                                              --------   --------
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $266,900   $239,400
Service cost................................................     8,200      9,700
Interest cost...............................................    17,800     17,900
Plan participants' contributions............................       500        400
Amendments..................................................        --       (100)
Actuarial (gain) loss.......................................   (21,300)    25,000
Foreign currency translation................................      (900)       100
Benefits paid...............................................   (24,200)   (25,500)
                                                              --------   --------
Projected benefit obligation at end of year.................  $247,000   $266,900
                                                              ========   ========
Change in plan assets:
Fair value of plan assets at beginning of year..............  $202,100   $207,100
Actual return on plan assets................................    91,700     14,300
Employer contribution.......................................     4,000      5,700
Plan participants' contributions............................       500        400
Foreign currency translation................................      (900)       100
Benefits paid...............................................   (24,200)   (25,500)
                                                              --------   --------
Fair value of plan assets at end of year....................  $273,200   $202,100
                                                              ========   ========
Funded status...............................................  $ 26,200   $(64,800)
Unrecognized net actuarial (gain) loss......................   (50,100)    44,800
Unrecognized prior service cost.............................     2,100      2,500
Accrued unrecognized net transition asset...................    (1,700)    (2,800)
                                                              --------   --------
Net amount recognized.......................................  $(23,500)  $(20,300)
                                                              ========   ========
Amounts recognized in the statement of financial position
  consist of:
Prepaid pension cost........................................  $  1,100   $    700
Accrued benefit liability...................................   (25,200)   (33,900)
Intangible asset............................................       600      1,900
Accumulated other comprehensive income......................        --     11,000
                                                              --------   --------
Net amount recognized.......................................  $(23,500)  $(20,300)
                                                              ========   ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PENSION PLANS -- (CONCLUDED)

                                                              YEAR ENDED   YEAR ENDED
                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
Weighted-average assumptions:
  Discount rate.............................................     7.5%        7.125%
  Rates of increase in compensation levels..................     4-7%          4-7%
  Expected long-term rate of return on assets...............      10%           10%

                                                                        YEAR ENDED
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Components of net periodic benefit cost:
  Service cost -- benefits earned during the period.........  $  8,200   $  9,700   $ 11,100
  Interest cost on projected benefit obligation.............    17,800     17,900     14,400
  Expected return on plan assets............................   (18,700)   (19,300)   (15,600)
  Amortization of unrecognized net loss.....................     1,300        600      1,300
  Amortization of prior service cost........................       300        500        300
  Amortization of unrecognized January 1, 1987 net
     transition asset.......................................    (1,200)      (900)    (1,300)
  Curtailment loss..........................................        --       (100)        --
                                                              --------   --------   --------
  Net periodic pension cost.................................  $  7,700   $  8,400   $ 10,200
  Effect of assumption of Acme Boot Pension Plan............        --         --       (100)
                                                              --------   --------   --------
  Restated net periodic pension cost........................  $  7,700   $  8,400   $ 10,100
                                                              ========   ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligations in excess of plan assets were $3,100,000, $2,900,000 and $0, respectively, as of January 1, 2000 and $260,700,000, $229,200,000 and
$195,700,000, respectively, as of January 2, 1999.

     In April of 1998, Acme Boot Company, Inc. ("Acme Boot") and the Company signed an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") which settled a dispute between Acme Boot and the PBGC as to whether Acme Boot was a member of the Company's "Control Group" for ERISA purposes as of May 21, 1993 and thus liable to the PBGC for the unfunded benefit liabilities of the Acme Boot Company, Inc. Pension Plan (the "Acme Plan"). Under the terms of the agreement, the Company assumed the Acme Plan on June 26, 1998. All prior years have been restated to reflect the assumption of the Acme Plan.

     Included in the Plan assets at January 1, 2000 and January 2, 1999 were 426,842 shares (with a cost of $3,400,000 and a market value of $614,000 and $5,900,000, respectively) of FTL, Ltd. Class A Ordinary Shares.

     The Company sponsors a 401(k) defined contribution plan for all non-highly compensated domestic salaried employees. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the United States Internal Revenue Service (the "IRS"). The Company makes matching contributions which equal 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this Plan amounted to $600,000, $800,000 and $900,000 during 1999, 1998 and 1997, respectively. These contributions were made in cash but invested in the Company's shares.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEPRECIATION EXPENSE

     Depreciation expense, including amortization of capital leases, approximated $75,000,000, $72,500,000 and $117,000,000 in 1999, 1998 and 1997,
respectively.

ADVERTISING EXPENSE

     Advertising, which is expensed as incurred, approximated $22,100,000, $54,700,000 and $64,900,000 in 1999, 1998, and 1997, respectively.

INCOME TAXES

     Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                           YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 1,   JANUARY 2,   DECEMBER 31,
                                                                2000         1999          1997
                                                             ----------   ----------   ------------
Income tax provision on earnings (loss) from continuing
  operations...............................................   $37,200       $7,200       $(66,300)
Discontinued operations....................................        --           --             --
                                                              -------       ------       --------
Total income tax provision.................................   $37,200       $7,200       $(66,300)
                                                              =======       ======       ========

     Included in earnings (loss) from continuing operations before income tax provision are foreign earnings of $900,000, $146,700,000 and $57,900,000 in 1999, 1998 and 1997, respectively. These amounts include foreign taxable losses of $63,500,000, $3,400,000 and $46,400,000 in 1999, 1998 and 1997, respectively.

     The components of income tax provision related to earnings (loss) from continuing operations were as follows (in thousands of dollars):

                                                                           YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 1,   JANUARY 2,   DECEMBER 31,
                                                                2000         1999          1997
                                                             ----------   ----------   ------------
Current:
  Federal..................................................   $     --     $10,300       $ (1,700)
  State....................................................         --       1,200             --
  Foreign..................................................        500       1,800             --
                                                              --------     -------       --------
Total current..............................................        500      13,300         (1,700)
                                                              --------     -------       --------
Deferred:
  Federal..................................................     36,700      (6,500)       (64,300)
  State....................................................         --          --             --
  Foreign..................................................         --         400           (300)
                                                              --------     -------       --------
Total deferred.............................................     36,700      (6,100)       (64,600)
                                                              --------     -------       --------
Total income tax provision.................................   $ 37,200     $ 7,200       $(66,300)
                                                              ========     =======       ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES -- (CONTINUED)
     The income tax rate on earnings (loss) from continuing operations differed from the applicable statutory rate as follows:

                                                               YEAR ENDED
                                                 --------------------------------------
                                                 JANUARY 1,   JANUARY 2,   DECEMBER 31,
                                                    2000         1999          1997
                                                 ----------   ----------   ------------
Applicable statutory rate......................    (35.0)%       35.0%        (35.0)%
Deferred tax asset valuation allowance.........     35.4         (4.2)         12.4
Interest on prior years' taxes.................       --           --           5.7
Foreign operating earnings.....................      1.5        (36.1)         (3.4)
Goodwill amortization..........................      1.6          7.2           2.4
State income taxes, net of U.S. Federal tax
  benefit......................................     (0.5)         2.9          (2.5)
Other -- net...................................      3.8          1.2           4.9
                                                   -----        -----         -----
Effective rate.................................      6.8%         6.0%        (15.5)%
                                                   =====        =====         =====

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $417,100,000 at January 1, 2000. $297,000,000 of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the other foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, of approximately $105,200,000 would be due, a portion of which may be offset for financial statement reporting purposes by the reduction of the valuation allowance provided against deferred tax assets.

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
Depreciation and amortization...............................  $ 158,100    $ 164,500
Items includible in future tax years........................    124,600      102,400
                                                              ---------    ---------
  Gross deferred tax liabilities............................    282,700      266,900
                                                              ---------    ---------
Inventory valuation reserves................................    (54,400)     (33,600)
Accrued employee benefit expenses...........................    (35,900)     (31,400)
Acquired tax benefits and basis differences.................    (38,900)     (38,900)
Allowance for possible losses on receivables................     (5,200)      (4,500)
Fixed asset impairment......................................    (82,300)     (59,400)
Residual value guarantees of leased equipment...............    (22,900)     (22,900)
NOL and tax credit carryforwards............................   (187,200)     (67,400)
Items deductible in future tax years........................   (124,000)     (93,600)
                                                              ---------    ---------
  Gross deferred tax assets.................................   (550,800)    (351,700)
                                                              ---------    ---------
  Valuation allowance.......................................    268,100       48,100
                                                              ---------    ---------
Net deferred tax (asset) liability..........................  $      --    $ (36,700)
                                                              =========    =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES -- (CONCLUDED)
     Due to the significant operating loss generated for 1999, the Chapter 11 cases in the fourth quarter of 1999, and the present inability under the Chapter 11 cases to implement certain tax planning strategies, the Company recorded a deferred tax asset valuation allowance of $268,100,000 as of January 1, 2000 to fully reserve all net deferred tax assets.

     The Company has regular net operating loss carryforwards for U.S. income tax purposes of approximately $481,500,000 that expire between 2007 and 2019. The Company has alternative minimum tax net operating loss carryforwards for U.S. income tax purposes of approximately $533,100,000 that expire between 2018 and 2019. Of the regular net operating loss carryforward for U.S. tax purposes, $500,000 is subject to separate return limitation year ("SRLY") provisions of the U.S. Internal Revenue Code which permit the offset of the SRLY net operating losses only against the future taxable income of those subsidiaries which generated the SRLY net operating losses. The Company also has alternative minimum tax credit carryforwards for U.S. income tax purposes of approximately $18,100,000 that have an unlimited carryforward period. Finally, the Company has approximately $500,000 of research and development and foreign tax credit carryforwards that expire in 2000.

     Cash refunds of income taxes totalled $7,000,000 and $60,000,000 in 1999 and 1998, respectively. Cash payments for income taxes were $11,200,000 in 1997.

OTHER INCOME (EXPENSE)-NET

     Net other expense in 1999 included a $30,000,000 charge for a loss contingency related to the Company's guarantee of personal indebtedness of the Company's former Chairman and $19,600,000 for debt and other fee amortization and debt waivers (which includes the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization). In addition, net other expense in 1999 included the write-off of the $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation settlement in Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000 and accounts receivable securitization costs of $8,800,000. Of the total, $64,500,000 are considered special charges and are discussed under "SPECIAL CHARGES." These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,900,000. Net other expense in 1997 consisted principally of special charges totalling $32,400,000, a $32,000,000 provision for loss based on the Company's analysis of its exposure under the Acme Boot debt guarantees and accounts receivable securitization costs of $11,800,000. Special charges recorded in 1997 are discussed under "SPECIAL CHARGES." The Company's receivable securitization program is discussed under "SALE OF ACCOUNTS RECEIVABLE."

RELATED PARTY TRANSACTIONS

     The Company completed the sale of the stock of Acme Boot at book value, which approximated fair market value, to an affiliate in June 1987 for an aggregate of $38,400,000 of cash and preferred stock and subordinated debentures of the affiliate. In the fourth quarter of 1993, the Company received approximately $72,900,000 from Acme Boot representing the entire unpaid principal and liquidation preference (including accrued interest and dividends) on its investment in the securities of the affiliate. The Company recorded a pretax gain of approximately $67,300,000 in connection with the investment in Acme Boot upon the receipt of the above mentioned proceeds. In connection with the 1993 transaction the Company guaranteed, on an

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RELATED PARTY TRANSACTIONS -- (CONCLUDED) unsecured basis, the repayment of debt incurred by Acme Boot under the Acme Boot Credit Facility and the New Acme Credit Agreement. Farley Inc. owned 100% of the common stock of Acme Boot. Mr. Farley holds 100% of the common stock of Farley Inc. Other expense-net includes charges of $32,000,000 and $35,000,000 in 1997 and 1996, respectively, related to the Company's evaluation of its exposure under the guarantee.

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

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley. The $12,000,000 loan was refinanced in connection with the $65,000,000 loan described below.

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, authorized the Company to guarantee a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. The $26,000,000 loan was refinanced in connection with the $65,000,000 loan described below. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of January 1, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. See "CONTINGENT LIABILITIES."

     Mr. Farley, former Chairman of the Company's Board of Directors, relinquished the additional duties of chief executive officer and chief operating officer in August of 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's employment agreement. The Company terminated Mr. Farley's employment agreement in 1999. Thereafter, the Company filed and received approval upon a motion in Bankruptcy Court to reject the agreement.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUBSEQUENT EVENT

     In March 2000, seven putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky. The lawsuits contain virtually identical allegations and assert the same causes of action under the Securities Exchange Act of 1934, as amended (the "Act"). The plaintiffs claim that the defendants engaged in conduct violating Section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. According to the plaintiffs in each action, the defendants made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the alleged class period, causing the plaintiffs and the class to purchase Company stock at artificially inflated prices. The plaintiffs ask for unspecified amounts as to damages, interest and costs and ancillary relief.

     The seven putative class action lawsuits are: i) Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000; ii) Tom Maiden v. William Farley, et al., Civil Action No. 1:00 CV-49M (W.D. Ky.), filed on March 27, 2000; iii) Adele Brody v. William Farley, et al., Civil Action No. 1:00 CV-50M (W.D. Ky.), filed on March 27, 2000; iv) Gregory Nespole v. William Farley, et al., Civil Action No. 1:00 CV-53M (W.D. Ky.), filed on March 29, 2000; v) Deborah Dyckman v. William Farley, et al., Civil Action No. 1:00 CV-55M (W.D. Ky.), filed on March 30, 2000; vi) The Ezra Charitable Trust v. William Farley, et al., Civil Action No. 1:00 CV-56M (W.D. Ky.), filed on March 30, 2000; vii) Steven Clinton v. William Farley, et al., Civil Action No. 1:00 CV-59M (W.D. Ky.), filed on March 31, 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBTOR FINANCIAL STATEMENTS

     The following represents the consolidation of the Company and its Debtor subsidiaries as of and for the year ended January 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)

                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash).....   $   18,200
  Notes and accounts receivable (less allowance for possible
     losses of $23,600).....................................      179,500
  Inventories
     Finished Goods.........................................      421,900
     Work in process........................................       94,100
     Materials and supplies.................................       44,400
                                                               ----------
          Total inventories.................................      560,400
  Net assets of discontinued operations.....................       29,300
  Other.....................................................        6,600
                                                               ----------
          Total current assets..............................      794,000
                                                               ----------
PROPERTY, PLANT AND EQUIPMENT...............................      923,300
  Less accumulated depreciation.............................      657,000
                                                               ----------
          Net property, plant and equipment.................      266,300
                                                               ----------
OTHER ASSETS
  Goodwill (less accumulated amortization of $352,100)......      631,200
  Investment in nondebtor subsidiaries......................      220,300
  Other.....................................................      117,800
                                                               ----------
          Total other assets................................      969,300
                                                               ----------
                                                               $2,029,600
                                                               ==========
              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current maturities of long-term debt......................   $  635,200
  Trade accounts payable....................................        7,000
  Other accounts payable and accrued expenses...............      109,200
                                                               ----------
          Total current liabilities.........................      751,400
                                                               ----------
NONCURRENT LIABILITIES
  Long-term debt............................................      556,300
  Net liabilities of discontinued operations................        9,400
  Other.....................................................       37,800
                                                               ----------
          Total noncurrent liabilities......................      603,500
                                                               ----------
LIABILITIES SUBJECT TO COMPROMISE
  Unrelated parties.........................................      671,200
  Affiliates................................................      547,500
                                                               ----------
                                                                1,218,700
                                                               ----------
EXCHANGEABLE PREFERRED STOCK................................       71,700
                                                               ----------
COMMON STOCKHOLDER'S DEFICIT................................     (615,700)
                                                               ----------
                                                               $2,029,600
                                                               ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBTOR FINANCIAL STATEMENTS -- (CONTINUED)
                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           YEAR ENDED JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)

Net Sales
  Unrelated parties.........................................   $1,835,100
  Affiliates................................................      673,400
                                                               ----------
                                                                2,508,500
                                                               ----------
Cost of Sales
  Unrelated parties.........................................    1,700,100
  Affiliates................................................      830,500
                                                               ----------
                                                                2,530,600
                                                               ----------
  Gross loss................................................      (22,100)
Selling, general and administrative expenses................      288,900
Goodwill amortization.......................................       24,600
                                                               ----------
  Operating loss............................................     (335,600)
Interest expense............................................      (90,500)
Equity in loss of nondebtor subsidiaries....................      (64,800)
Other expense -- net........................................      (57,300)
                                                               ----------
  Loss from continuing operations before reorganization
     items and income tax provision.........................     (548,200)
Reorganization items........................................       (3,000)
                                                               ----------
  Loss from continuing operations before income tax
     provision..............................................     (551,200)
Income tax provision........................................       33,500
                                                               ----------
  Loss from continuing operations...........................     (584,700)
  Discontinued operations
     Loss -- Sports & Licensing operations..................      (37,600)
     Estimated loss on disposal of Sports & Licensing
      operations............................................      (47,500)
                                                               ----------
     Net loss...............................................   $ (669,800)
                                                               ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBTOR FINANCIAL STATEMENTS -- (CONCLUDED)

                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEAR ENDED JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations...........................  $(584,700)
  Adjustments to reconcile to net cash used for operating
     activities:
     Equity in loss of nondebtor subsidiaries...............     64,800
     Depreciation and amortization..........................    101,600
     Deferred income tax provision..........................     36,700
     Increase in working capital............................   (134,700)
     Cash flows of discontinued operations..................    (47,800)
     Other -- net...........................................     39,400
                                                              ---------
       Net cash used for operating activities...............   (524,700)
                                                              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (22,400)
  Proceeds from asset sales.................................     19,700
  Other -- net..............................................    (11,700)
                                                              ---------
       Net cash used for investing activities...............    (14,400)
                                                              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................    240,100
  Proceeds under line-of-credit agreements..................    707,800
  Payments under line-of-credit agreements..................   (486,800)
  Principal payments on long-term debt and capital leases...   (270,000)
  DIP financing proceeds....................................    152,200
  Affiliate notes and accounts payable......................    213,600
  Preferred dividends.......................................     (1,900)
                                                              ---------
       Net cash provided by financing activities............    555,000
                                                              ---------
Net increase in cash and cash equivalents (including
  restricted cash)..........................................     15,900
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................      2,300
                                                              ---------
Cash and cash equivalents (including restricted cash) at end of period.................................................  $  18,200
                                                              =========

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's 8 7/8% senior notes due April 2006 ("8 7/8% Senior Notes") are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal, wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)
of the Company's subsidiaries could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations. There are currently no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

     The supplemental guarantor condensed consolidating financial statements present:

          (a) Supplemental condensed consolidating balance sheets as of January 1, 2000 and January 2, 1999, and supplemental condensed consolidating summaries of operations and cash flows for each of the three years ended, January 1, 2000, January 2, 1999 and December 31, 1997;

          (b) The non-guarantor subsidiaries combined;

          (c) The Guarantor Subsidiaries combined, with investments in non-guarantor subsidiaries accounted for using the equity method and net assets of discontinued operations segregated;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)

                                                  COMBINED        COMBINED                       ELIMINATIONS
                                                NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                                SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                                -------------   ------------   -------------   -----------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents
    (including restricted cash)...............    $ 19,100       $   10,300     $    8,900        $                 $   38,300
  Notes and accounts receivable
  (less allowance for possible losses of
    $35,000)..................................      43,300          187,000            200                             230,500
  Inventories
    Finished Goods............................      59,800          417,500             --                             477,300
    Work in process...........................      10,000          104,800             --                             114,800
    Materials and supplies....................       7,200           44,400             --                              51,600
                                                  --------       ----------     ----------        -----------       ----------
      Total inventories.......................      77,000          566,700             --                             643,700
  Net assets of discontinued operations.......          --           29,300             --                              29,300
  Other.......................................       2,200           21,100          4,300                              27,600
                                                  --------       ----------     ----------        -----------       ----------
      Total currents assets...................     141,600          814,400         13,400                             969,400
                                                  --------       ----------     ----------        -----------       ----------
Property, Plant and Equipment.................     162,100          928,100          5,000                           1,095,200
Less accumulated depreciation.................      84,400          657,600          2,100                             744,100
                                                  --------       ----------     ----------        -----------       ----------
  Net property, plant and equipment...........      77,700          270,500          2,900                             351,100
                                                  --------       ----------     ----------        -----------       ----------
Other assets
  Goodwill (less accumulated amortization of
    $352,100).................................          --           28,500        602,700                             631,200
  Affiliate notes and accounts receivable --
    net.......................................       4,300               --      1,235,600         (1,239,900)              --
  Investment in subsidiaries..................          --          154,200             --           (154,200)              --
  Other.......................................       2,000           62,900         55,000                             119,900
                                                  --------       ----------     ----------        -----------       ----------
      Total other assets......................       6,300          245,600      1,893,300         (1,394,100)         751,100
                                                  --------       ----------     ----------        -----------       ----------
                                                  $225,600       $1,330,500     $1,909,600        $(1,394,100)      $2,071,600
                                                  ========       ==========     ==========        ===========       ==========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
  Current maturities of long-term debt........    $    700       $       --     $  635,100        $                 $  635,800
  Trade accounts payable......................       9,800            8,100             --                              17,900
  Other accounts payable and accrued
    expenses..................................      23,600          130,500         40,900                             195,000
                                                  --------       ----------     ----------        -----------       ----------
      Total current liabilities...............      34,100          138,600        676,000                             848,700
                                                  --------       ----------     ----------        -----------       ----------
Noncurrent Liabilities
  Long-term debt..............................      37,200           18,000        538,300                             593,500
  Losses in excess of investment in
    subsidiaries..............................          --               --        807,800           (807,800)              --
  Net liabilities of discontinued
    operations................................          --            9,400             --                               9,400
  Other.......................................         100           35,900          1,900                              37,900
                                                  --------       ----------     ----------        -----------       ----------
      Total noncurrent liabilities............      37,300           63,300      1,348,000           (807,800)         640,800
                                                  --------       ----------     ----------        -----------       ----------
Liabilities Subject to Compromise
  Unrelated parties...........................          --          241,600        429,600                             671,200
  Affiliates..................................          --        1,694,800             --         (1,239,900)         454,900
                                                  --------       ----------     ----------        -----------       ----------
                                                        --        1,936,400        429,600         (1,239,900)       1,126,100
                                                  --------       ----------     ----------        -----------       ----------
Exchangeable Preferred Stock..................          --               --         71,700                              71,700
                                                  --------       ----------     ----------        -----------       ----------
Common Stockholder's Equity (Deficit).........     154,200         (807,800)      (615,700)           653,600         (615,700)
                                                  --------       ----------     ----------        -----------       ----------
                                                  $225,600       $1,330,500     $1,909,600        $(1,394,100)      $2,071,600
                                                  ========       ==========     ==========        ===========       ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS

                           YEAR ENDED JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)

                                COMBINED        COMBINED                        ELIMINATIONS
                              NON-GUARANTOR    GUARANTOR        FRUIT OF             AND
                              SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATIONS   CONSOLIDATED
                              -------------   ------------   --------------   -----------------   ------------
Net sales
  Unrelated parties.........    $272,400       $1,562,700      $      --          $     --         $1,835,100
  Affiliates................          --          531,700             --           (32,300)           499,400
                                --------       ----------      ---------          --------         ----------
                                 272,400        2,094,400             --           (32,300)         2,334,500
                                --------       ----------      ---------          --------         ----------
Cost of sales
  Unrelated parties.........     232,100        1,468,000             --                --          1,700,100
  Affiliates................          --          635,000             --           (32,300)           602,700
                                --------       ----------      ---------          --------         ----------
                                 232,100        2,103,000             --           (32,300)         2,302,800
                                --------       ----------      ---------          --------         ----------
  Gross earnings (loss).....      40,300           (8,600)            --                               31,700
Selling, general and
  administrative expenses...      96,500          234,400         64,700                              395,600
Goodwill amortization.......          --            1,000         23,600                               24,600
                                --------       ----------      ---------          --------         ----------
  Operating loss............     (56,200)        (244,000)       (88,300)                            (388,500)
Interest income (expense)...      (3,300)           5,000        (96,100)                             (94,400)
Affiliated interest income
  (expense).................      (1,400)         (55,400)        56,800                                   --
Equity in losses of
  subsidiaries..............          --          (63,000)      (474,800)          537,800                 --
Other income
  (expense) -- net..........      (2,300)         (31,700)       (27,600)                             (61,600)
                                --------       ----------      ---------          --------         ----------
  Loss from continuing
     operations before
     reorganization items
     and income tax
     provision..............     (63,200)        (389,100)      (630,000)          537,800           (544,500)
Reorganization items........          --               --         (3,000)                              (3,000)
                                --------       ----------      ---------          --------         ----------
Loss from continuing
  operations before income
  tax provision.............     (63,200)        (389,100)      (633,000)          537,800           (547,500)
Income tax provision........        (200)             600         36,800                               37,200
                                --------       ----------      ---------          --------         ----------
Loss from continuing
  operations................     (63,000)        (389,700)      (669,800)          537,800           (584,700)
Discontinued operations
  Loss -- Sports & Licensing
     operations.............          --          (37,600)            --                              (37,600)
  Estimated loss on disposal
     of Sports & Licensing
     operations.............          --          (47,500)            --                              (47,500)
                                --------       ----------      ---------          --------         ----------
Net earnings (loss).........    $(63,000)      $ (474,800)     $(669,800)         $537,800         $ (669,800)
                                ========       ==========      =========          ========         ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS

                           YEAR ENDED JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)

                                          COMBINED        COMBINED                        ELIMINATIONS
                                       NON-GUARANTOR     GUARANTOR        FRUIT OF            AND
                                        SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATION   CONSOLIDATED
                                       --------------   ------------   --------------   ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations....     $(63,000)      $(389,700)      $(669,800)        $ 537,800        $(584,700)
  Adjustments to reconcile to net
     cash used for operating
     activities:
     Equity in losses of
       subsidiaries..................           --          63,000         474,800          (537,800)              --
     Depreciation and amortization...       12,200          74,300          28,900                            115,400
     Deferred income tax provision...           --          36,700              --                             36,700
     (Increase) decrease in working
       capital.......................       40,100        (130,400)         65,100                            (25,200)
     Cash flows of discontinued
       operations....................           --         (47,800)             --                            (47,800)
     Other -- net....................       23,600          27,200           3,100                             53,900
                                          --------       ---------       ---------         ---------        ---------
       Net cash used for operating
          activities.................       12,900        (366,700)        (97,900)                          (451,700)
                                          --------       ---------       ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............       (5,000)        (25,900)         (2,700)                           (33,600)
  Proceeds from asset sales..........        1,000          20,700              --                             21,700
  Affiliate notes and accounts
     receivable......................       28,400              --        (233,500)          205,100               --
  Other -- net.......................       (6,800)        (11,700)             --                            (18,500)
                                          --------       ---------       ---------         ---------        ---------
       Net cash used for investing
          activities.................       17,600         (16,900)       (236,200)          205,100          (30,400)
                                          --------       ---------       ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term
     debt............................           --              --         240,100                            240,100
  Proceeds under line-of-credit
     agreements......................       19,500              --         707,800                            727,300
  Payments under line-of-credit
     agreements......................      (20,400)             --        (486,800)                          (507,200)
  Principal payments on long-term
     debt and capital leases.........      (12,300)             --        (270,000)                          (282,300)
  DIP financing proceeds.............           --              --         152,200                            152,200
  Affiliate notes and accounts
     payable.........................           --         395,900              --          (205,100)         190,800
  Preferred dividends................           --              --          (1,900)                            (1,900)
                                          --------       ---------       ---------         ---------        ---------
       Net cash provided by financing
          activities.................      (13,200)        395,900         341,400          (205,100)         519,000
                                          --------       ---------       ---------         ---------        ---------
Net increase in Cash and cash
  equivalents (including restricted
  cash)..............................       17,300          12,300           7,300                             36,900
Cash and cash equivalents (including
  restricted cash) at beginning of
  period.............................        1,800          (2,000)          1,600                              1,400
                                          --------       ---------       ---------         ---------        ---------
Cash and cash equivalents (including
  restricted cash) at end of
  period.............................     $ 19,100       $  10,300       $   8,900         $                $  38,300
                                          ========       =========       =========         =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                           COMBINED        COMBINED                        ELIMINATIONS
                                         NON-GUARANTOR    GUARANTOR        FRUIT OF             AND
                                         SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATIONS   CONSOLIDATED
                                         -------------   ------------   --------------   -----------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents (including
    restricted cash)...................    $  1,800       $   (2,000)     $    1,600        $                 $    1,400
  Notes and accounts receivable (less
    allowance for possible losses of
    $12,000)...........................      65,100           34,900           8,800                             108,800
  Inventories
    Finished Goods.....................      80,700          391,700              --                             472,400
    Work in process....................      13,700          169,400              --                             183,100
    Materials and supplies.............       5,700           52,500              --                              58,200
                                           --------       ----------      ----------        -----------       ----------
      Total inventories................     100,100          613,600              --                             713,700
  Net assets of discontinued
    operations.........................          --           19,700              --                              19,700
  Other................................       1,500           27,200          11,100                              39,800
                                           --------       ----------      ----------        -----------       ----------
      Total current assets.............     168,500          693,400          21,500                             883,400
                                           --------       ----------      ----------        -----------       ----------
Property, Plant and Equipment..........     203,800          969,900           2,300                           1,176,000
Less accumulated depreciation..........      82,100          664,300           1,900                             748,300
                                           --------       ----------      ----------        -----------       ----------
  Net property, plant and equipment....     121,700          305,600             400                             427,700
                                           --------       ----------      ----------        -----------       ----------
Other Assets
  Goodwill (less accumulated
    amortization of $327,500)..........          --           29,600         626,200                             655,800
  Affiliate notes and accounts
    receivable -- net..................      32,700               --       1,002,100         (1,034,800)              --
  Investment in subsidiaries...........          --          230,300          87,500           (317,800)              --
  Deferred income taxes................          --           36,700              --                              36,700
  Net assets of discontinued
    operations.........................          --           37,400              --                              37,400
  Other................................       2,800          197,400          37,800                             238,000
                                           --------       ----------      ----------        -----------       ----------
      Total other assets...............      35,500          531,400       1,753,600         (1,352,600)         967,900
                                           --------       ----------      ----------        -----------       ----------
                                           $325,700       $1,530,400      $1,775,500        $(1,352,600)      $2,279,000
                                           ========       ==========      ==========        ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term
    debt...............................    $    600       $      100      $  269,800        $                 $  270,500
  Trade accounts payable...............      11,400          106,000             700                             118,100
  Other accounts payable and accrued
    expenses...........................      26,200          162,200          29,100                             217,500
                                           --------       ----------      ----------        -----------       ----------
      Total current liabilities........      38,200          268,300         299,600                             606,100
                                           --------       ----------      ----------        -----------       ----------
Noncurrent Liabilities
  Long-term debt.......................      57,100           17,700         781,800                             856,600
  Affiliate notes and accounts
    payable -- net.....................          --        1,034,800              --         (1,034,800)              --
  Other................................         100          122,100         145,200                             267,400
                                           --------       ----------      ----------        -----------       ----------
      Total noncurrent liabilities.....      57,200        1,174,600         927,000         (1,034,800)       1,124,000
                                           --------       ----------      ----------        -----------       ----------
Common Stockholders' Equity............     230,300           87,500         548,900           (317,800)         548,900
                                           --------       ----------      ----------        -----------       ----------
                                           $325,700       $1,530,400      $1,775,500        $(1,352,600)      $2,279,000
                                           ========       ==========      ==========        ===========       ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS
                           YEAR ENDED JANUARY 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                COMBINED        COMBINED                        ELIMINATIONS
                              NON-GUARANTOR    GUARANTOR        FRUIT OF             AND
                              SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATIONS   CONSOLIDATED
                              -------------   ------------   --------------   -----------------   ------------
Net sales
  Unrelated parties.........    $334,500       $1,650,300       $                $       --        $1,984,800
  Affiliates................          --           40,600                           (40,600)               --
                                --------       ----------       --------         ----------        ----------
                                 334,500        1,690,900                           (40,600)        1,984,800
                                --------       ----------       --------         ----------        ----------
Cost of sales
  Unrelated parties.........     240,900        1,200,200                                --         1,441,100
  Affiliates................          --           40,600                           (40,600)               --
                                --------       ----------       --------         ----------        ----------
                                 240,900        1,240,800                           (40,600)        1,441,100
                                --------       ----------       --------         ----------        ----------
  Gross earnings............      93,600          450,100                                             543,700
Selling, general and
  administrative expenses...      61,700          227,700         22,600                              312,000
Goodwill amortization.......          --            1,000         23,600                               24,600
                                --------       ----------       --------         ----------        ----------
  Operating earnings
     (loss).................      31,900          221,400        (46,200)                             207,100
Interest expense............      (9,300)            (600)       (84,300)             1,700           (92,500)
Affiliated interest income
  (expense).................      (1,000)         (90,000)        91,000                                   --
Equity in earnings of
  subsidiaries..............          --            3,600        157,200           (160,800)               --
Other income (expense) --
  net.......................     (16,800)           3,800         20,300             (1,700)            5,600
                                --------       ----------       --------         ----------        ----------
  Earnings from continuing
     operations before
     income tax provision...       4,800          138,200        138,000           (160,800)          120,200
Income tax provision........       1,200            3,900          2,100                                7,200
                                --------       ----------       --------         ----------        ----------
Earnings from continuing
  operations................       3,600          134,300        135,900           (160,800)          113,000
Discontinued operations
  Earnings -- Sports &
     Licensing operations...          --           22,900             --                               22,900
                                --------       ----------       --------         ----------        ----------
Net earnings................    $  3,600       $  157,200       $135,900         $ (160,800)       $  135,900
                                ========       ==========       ========         ==========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                           YEAR ENDED JANUARY 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                     COMBINED        COMBINED                        ELIMINATIONS
                                   NON-GUARANTOR    GUARANTOR        FRUIT OF             AND
                                   SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATIONS   CONSOLIDATED
                                   -------------   ------------   --------------   -----------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Earnings (loss) from continuing
    operations...................    $   3,600      $ 134,300       $ 135,900          $(160,800)       $ 113,000
  Adjustments to reconcile to net
    cash used for operating
    activities:
    Equity in earnings of
      subsidiaries...............           --         (3,600)       (157,200)           160,800               --
    Depreciation and
      amortization...............       11,700         67,400          28,500                             107,600
    Deferred income tax
      provision..................          200         (6,300)             --                              (6,100)
    Increase in working
      capital....................      (16,100)       (65,000)         66,900                             (14,200)
    Cash flows of discontinued
      operations.................           --          8,500              --                               8,500
    Other -- net.................       (4,000)       (76,600)         (5,500)                            (86,100)
                                     ---------      ---------       ---------          ---------        ---------
      Net cash provided by
         operating activities....       (4,600)        58,700          68,600                             122,700
                                     ---------      ---------       ---------          ---------        ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Capital expenditures...........       (7,700)       (33,900)             --                             (41,600)
  Proceeds from asset sales......           --         86,400              --                              86,400
  Payment on Acme Boot debt
    guarantee....................           --             --         (65,900)                            (65,900)
  Affiliate notes and accounts
    receivable...................      (32,700)       163,100        (114,500)           (15,900)              --
  Investment in Non-Guarantor
    Subsidiary common stock......           --       (299,000)             --            299,000               --
  Liquidation of investment in
    affiliated trust.............           --             --         100,800           (100,800)              --
  Other -- net...................           --        (19,100)             --                             (19,100)
                                     ---------      ---------       ---------          ---------        ---------
      Net cash used for investing
         activities..............      (40,400)      (102,500)        (79,600)           182,300          (40,200)
                                     ---------      ---------       ---------          ---------        ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds under line-of-credit
    agreements...................       22,500             --         851,500                             874,000
  Payments under line-of-credit
    agreements...................      (18,800)            --        (817,400)                           (836,200)
  Principal payments on long-term
    debt and capital leases......     (211,900)        (1,000)        (26,700)           100,800         (138,800)
  Affiliate notes and accounts
    payable......................      (48,600)        32,700              --             15,900               --
  Non-Guarantor Subsidiary common
    stock issued to parent.......      299,000             --              --           (299,000)              --
  Common stock issued............           --             --           6,800                               6,800
  Common stock repurchased.......           --             --          (3,000)                             (3,000)
                                     ---------      ---------       ---------          ---------        ---------
      Net cash used for financing
         activities..............       42,200         31,700          11,200           (182,300)         (97,200)
                                     ---------      ---------       ---------          ---------        ---------
Net decrease in cash and cash
  equivalents (including
  restricted cash)...............       (2,800)       (12,100)            200                             (14,700)
Cash and cash equivalents
  (including restricted cash at
  beginning of period............        4,600         10,100           1,400                              16,100
                                     ---------      ---------       ---------          ---------        ---------
Cash and cash equivalents
  (including restricted cash) at
  end of period..................    $   1,800      $  (2,000)      $   1,600          $                $   1,400
                                     =========      =========       =========          =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997
                           (IN THOUSANDS OF DOLLARS)

                                   COMBINED        COMBINED                         ELIMINATIONS
                                 NON-GUARANTOR     GUARANTOR        FRUIT OF            AND
                                 SUBSIDIARIES    SUBSIDIARIES    THE LOOM, INC.   RECLASSIFICATION   CONSOLIDATED
                                 -------------   -------------   --------------   ----------------   ------------
Net sales
  Unrelated parties............    $329,900       $1,601,300       $                  $     --        $1,931,200
  Affiliates...................          --           48,200                           (48,200)               --
                                   --------       ----------       ---------          --------        ----------
                                    329,900        1,649,500                           (48,200)        1,931,200
                                   --------       ----------       ---------          --------        ----------
Cost of sales
  Unrelated parties............     279,100        1,227,900                                --         1,507,000
  Affiliates...................          --           48,200                           (48,200)               --
                                   --------       ----------       ---------          --------        ----------
                                    279,100        1,276,100                           (48,200)        1,507,000
                                   --------       ----------       ---------          --------        ----------
  Gross earnings...............      50,800          373,400                                             424,200
Selling, general and
  administrative expenses......      72,900          566,900          21,700                             661,500
Goodwill amortization..........          --            1,200          23,600                              24,800
Impairment write down of
  goodwill.....................          --            4,600              --                               4,600
                                   --------       ----------       ---------          --------        ----------
  Operating loss...............     (22,100)        (199,300)        (45,300)                           (266,700)
Interest expenses..............     (19,300)          (1,300)        (67,000)            6,400           (81,200)
Affiliated interest income
  (expense)....................      (1,100)         (86,400)         87,500                                  --
Equity in losses of
  subsidiaries.................          --          (42,200)       (222,000)          264,200                --
Other income (expense) --
  net..........................      (1,900)          66,500        (138,600)           (6,400)          (80,400)
                                   --------       ----------       ---------          --------        ----------
  Loss from continuing
     operations before income
     tax provision.............     (44,400)        (262,700)       (385,400)          264,200          (428,300)
Income tax provision...........      (2,200)         (64,100)             --                             (66,300)
                                   --------       ----------       ---------          --------        ----------
Loss from continuing
  operations...................     (42,200)        (198,600)       (385,400)          264,200          (362,000)
Discontinued operations
  Loss -- Sports & Licensing
     operations................          --          (23,400)             --                             (23,400)
  LMP litigation...............          --               --        (102,200)                           (102,200)
                                   --------       ----------       ---------          --------        ----------
Net loss.......................    $(42,200)      $ (222,000)      $(487,600)         $264,200        $ (487,600)
                                   ========       ==========       =========          ========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                COMBINED        COMBINED                        ELIMINATIONS
                                              NON-GUARANTOR    GUARANTOR        FRUIT OF             AND
                                              SUBSIDIARIES    SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATIONS   CONSOLIDATED
                                              -------------   ------------   --------------   -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations...........    $(42,200)      $(300,800)      $(385,400)         $ 366,400        $(362,000)
  Adjustments to reconcile to net cash for
    operating activities:
    Equity in losses of subsidiaries........          --          42,200         324,200           (366,400)              --
    Impairment writedown of goodwill........          --           4,600              --                               4,600
    Depreciation and amortization...........      12,200         110,800          28,100                             151,100
    Deferred income tax provision...........        (200)        (64,400)             --                             (64,600)
    (Increase) decrease in working
      capital...............................      (4,500)        114,900         (12,700)                             97,700
    Special charges related to long-term
      items.................................      60,300         176,100              --                             236,400
    Acme Boot charge........................          --              --          32,000                              32,000
    LMP litigation settlement...............          --              --        (102,200)                           (102,200)
    Cash flows of discontinued operations...          --          (1,300)             --                              (1,300)
    Other -- net............................     (19,800)        (46,100)        (48,400)                           (114,300)
                                                --------       ---------       ---------          ---------        ---------
      Net cash used for operating
         activities.........................       5,800          36,000        (164,400)                           (122,600)
                                                --------       ---------       ---------          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................      (3,900)        (51,200)             --                             (55,100)
  Affiliate notes and accounts receivable...          --              --         (31,200)            31,200               --
  Other -- net..............................       4,600            (200)        (10,900)                             (6,500)
                                                --------       ---------       ---------          ---------        ---------
      Net cash used for investing
         activities.........................         700         (51,400)        (42,100)            31,200          (61,600)
                                                --------       ---------       ---------          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term
    debt....................................          --              --          97,800                              97,800
  Proceeds under line-of-credit
    agreements..............................       1,600              --       1,244,200                           1,245,800
  Payments under line-of-credit
    agreements..............................     (13,700)             --        (968,200)                           (981,900)
  Principal payments on long-term debt and
    capital leases..........................        (200)        (11,200)         (6,200)                            (17,600)
  Affiliate notes and accounts payable......       7,500          23,700              --            (31,200)              --
  Common stock issued.......................          --              --          11,100                              11,100
  Common stock purchased....................          --              --        (173,600)                           (173,600)
                                                --------       ---------       ---------          ---------        ---------
      Net cash provided by financing
         activities.........................      (4,800)         12,500         205,100            (31,200)         181,600
                                                --------       ---------       ---------          ---------        ---------
  Net increase in Cash and cash equivalents
    (including restricted cash).............       1,700          (2,900)         (1,400)                             (2,600)
  Cash and cash equivalents (including
    restricted cash) at beginning of
    period..................................       2,900          12,800           3,000                              18,700
                                                --------       ---------       ---------          ---------        ---------
  Cash and cash equivalents (including
    restricted cash) at end of period.......    $  4,600       $   9,900       $   1,600          $                $  16,100
                                                ========       =========       =========          =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER
                                               -----------------------------------      TOTAL
                                               FIRST    SECOND    THIRD    FOURTH        YEAR
                                               ------   ------   -------   -------     --------
1999
Net sales....................................  $376.5   $529.8   $ 774.4   $ 653.8     $2,334.5
Gross earnings (loss)........................    86.2    121.0     (61.3)   (114.2)        31.7
Operating earnings (loss)....................    10.0     26.6    (187.6)   (237.5)      (388.5)
Earnings (loss) from continuing operations...    (4.6)     5.3    (239.5)   (345.9)      (584.7)
Net loss.....................................    (8.7)    (1.5)   (243.0)   (416.6)      (669.8)
1998
Net sales....................................  $414.5   $587.9   $ 525.4   $ 457.0     $1,984.8
Gross earnings...............................   134.6    192.6     153.3      63.2        543.7
Operating earnings (loss)....................    57.1    104.6      65.4     (20.0)       207.1
Earnings (loss) from continuing operations...    31.3     68.8      45.3     (32.4)       113.0
Net earnings (loss)..........................    31.2     65.3      50.4     (11.0)       135.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of January 1, 2000, were as follows.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Dennis S. Bookshester.....................  61    Acting Chief Executive Officer and
                                                  President
John B. Holland...........................  68    Executive Vice President -- Operations
G. William Newton.........................  47    Vice President -- Finance, Acting Chief
                                                    Financial Officer and Assistant
                                                    Secretary
Vincent J. Tyra...........................  34    President -- Retail and Activewear
Brian J. Hanigan..........................  41    Vice President -- Treasurer and Assistant
                                                    Secretary
John J. Ray III...........................  41    Chief Administrative Officer, General
                                                  Counsel and Secretary

     DENNIS S. BOOKSHESTER. Mr. Bookshester, has been a director of the Company since May 1992. In August 1999, Mr. Bookshester was appointed Acting Chief Executive Officer and President of the Company. Mr. Bookshester served as a director of Farley Inc. from February 1997 until June of 1998. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Playboy Enterprises, Inc. and Elder-Beerman Stores Corp.

     JOHN B. HOLLAND. Mr. Holland has been a director of the Company from November 1992 through May 1997 and President and Chief Operating Officer of the Company from before 1994 through January 1996. In December 1999 Mr. Holland was appointed Executive Vice President -- Operations and named as a director of the Company. He is also a director of Dollar General Corp., a retail company.

     G. WILLIAM NEWTON. Mr. Newton has served as Vice President -- Finance of the Company since August 1994 and as acting Chief Financial Officer since August 1998. From before 1993 until April 1994, Mr. Newton was Vice President and Chief Financial Officer of Allegro MicroSystems, a manufacturer of semiconductors supplying the automotive, electronic and telecommunications industries worldwide.

     VINCENT J. TYRA. Mr. Tyra has served as President -- Activewear since April 1998 and since September 1997 as Executive Vice President -- Activewear. In December 1999, Mr. Tyra was appointed to the additional position of President of Retail. Before September 1997, Mr. Tyra was Executive Vice President of T-Shirts & More, a wholesale distributor of activewear.

     BRIAN J. HANIGAN. Mr. Hanigan was appointed Vice President and Treasurer of the Company in February 1997. Mr. Hanigan was Assistant Treasurer of the Company from before 1993 until February 1997.

     JOHN J. RAY III. Mr. Ray was appointed Vice President and Assistant Secretary of the Company in February 1998. Mr. Ray was appointed Secretary in November 1998 and General Counsel in December 1998. In September 1999 Mr. Ray was appointed Chief Administrative Officer of the Company. From before 1993 until January 1998, Mr. Ray was Vice President and General Counsel of various operating groups of Waste Management, Inc. and its affiliates, providers of waste management and environmental services.

     The Directors of the Company as of January 1, 2000 were as follows:

     Sir Brian Wolfson. Sir Brian Wolfson, age 64, has been a director of the Company since May 1992. In January 2000 Sir Brian Wolfson was appointed Chairman of the Board. Sir Brian Wolfson currently serves as Chairman of Kepner Tregoe, Inc., an international consulting company. He is also a director of Autotote Corporation and Playboy Enterprises, Inc.

     Dennis S. Bookshester. Mr. Bookshester, age 61, has been a director of the Company since May 1992. In August 1999, Mr. Bookshester was appointed Acting Chief Executive Officer and President of the Company. Mr. Bookshester served as a director of Farley Inc. from February 1997 until June of 1998. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Playboy Enterprises, Inc. and Elder-Beerman Stores Corp.

     William F. Farley. Mr. Farley, age 57, has been Chairman of the Board and Chief Executive Officer of the Company from May 1985 through August 1999. Mr. Farley continued as Chairman of the Board until January 2000. In February 1998, Mr. Farley was appointed to the positions of President and Chief Operating Officer of the Company. Mr. Farley currently serves as a director of the Company. For more than five years, Mr. Farley has also been Chairman and Chief Executive Officer of Farley Industries, Inc. ("FII"). He has held substantially similar positions with Farley Inc. for more than the past five years. Mr. Farley has also been Chairman of the Board of Acme Boot Company, Inc. ("Acme Boot"), a subsidiary of Farley Inc., for more than the past five years through January 2000.

     Omar Z. Al Askari. Mr. Al Askari, age 49, has been a director of the Company since October 1993. Since 1980, Mr. Al Askari has served as President and Chief Executive Officer of United Technical Services, which sells and services engineered products for the oil field and construction industries in the United Arab Emirates. He also serves as Chief Executive Officer of United Eastern Investment Corp., which holds investments in privately held companies in the United States and the United Kingdom. Mr. Al Askari was Chairman of the Board of Plaid Clothing Group, Inc., a men's tailored clothing business, from October 1991 until December 1996. Plaid Clothing Group, Inc. voluntarily filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in July 1995. In January 2000 Mr. Al Askari resigned as a director of the Company.

     Henry A. Johnson. Mr. Johnson, age 81, has been a director of the Company since July 1988. For more than the past five years, Mr. Johnson has been President of Henry A. Johnson & Associates, a management consulting firm.

     A. Lorne Weil. Mr. Weil, age 54, has been a director of the Company since October 1991. Since 1990, Mr. Weil has been Chairman of the Board and Chief Executive Officer of Autotote Corporation, a manufacturer of products for the gaming industry. He is also a director of General Growth Properties, Inc.

     John B. Holland. Mr. Holland, age 68, has been a director of the Company from November 1992 through May 1997 and President and Chief Operating Officer of the Company from before 1994 through January 1996. In December 1999 Mr. Holland was appointed Executive Vice President -- Operations and named as a director of the Company. He is also a director of Dollar General Corp., a retail company.

     Subsequent to January 1, 2000 Mr. Robert Nason was appointed to the Board of Directors of the Company.

     Robert E. Nason. Mr. Nason, age 63, was appointed as a director of the Company in February 2000. Mr. Nason was the Chief Executive Officer of Grant Thornton from 1990 to 1998, an international accounting and management consulting firm and currently is a private investor and consultant. He is also a director of Acorn Investment Trust and Fairfax Insurances Ltd.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors has an Audit Committee, a Compensation Committee, an Executive Committee and a Pension Committee.

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

     The Compensation Committee establishes, implements and monitors the Company's strategy, policies and plans for the compensation and benefits of all executive officers of the Company. The Compensation Committee administers the FTL, Ltd. 1987 Stock Option Plan, the FTL, Ltd. Executive Incentive Compensation Plan (the "1994 Plan"), the FTL, Ltd. 1995 Executive Incentive Compensation Plan (the "1995 EICP"), the FTL, Ltd. 1996 Incentive Compensation Plan and the FTL, Inc. Senior Executive Officer Deferred Compensation Plan. The Compensation Committee, among other things, determines the persons to whom stock options, stock appreciation rights and long-term incentives are granted and the price and/or terms of such options, rights and incentives. The Company's officers, directors and employees participate in the above noted plans.

     The Executive Committee may exercise the powers of the Board of Directors (other than certain powers specifically reserved to the full Board of Directors) in the management of the business and affairs of the Company in the intervals between meetings of the full Board of Directors.

     The Pension Committee establishes, implements and manages the benefits provided under the Company's qualified pension and 401(k) plans.

     In 1999, Messrs. Al Askari, Bookshester and Wolfson served on the Audit Committee until September 1999; thereafter Messrs. Weil and Johnson replaced Messrs. Bookshester and Wolfson; Messrs. Bookshester, Weil and Wolfson served as members of the Compensation Committee until September 1999; thereafter Mr. Johnson was added to the Compensation Committee and Messrs. Bookshester and Wolfson were no longer members; Messrs. Bookshester, Farley and Wolfson served as members of the Executive Committee until September 1999; thereafter Mr. Farley was no longer a member, and Messrs. Farley and Weil served as members of the Pension Committee until September 1999; thereafter Mr. Farley was no longer a member.

     During 1999, the Board of Directors held fifteen (15) meetings, the Audit Committee held four meetings, the Compensation Committee held four meetings and the Executive Committee held eight meetings. The Pension Committee did not meet during 1999. During 1999, each of the incumbent directors

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- (CONCLUDED) attended greater than 75% of all meetings of the Board of Directors and all meetings of any Board committees on which he served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely on a review of the forms it has received and on representations from certain reporting persons that no such forms were required for them, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

INTRODUCTION

     The following table provides information concerning the annual and long-term compensation amounts for the fiscal years ended January 1, 2000, January 2, 1999 and December 31, 1997 of those persons who were at January 1, 2000 (i) the Acting Chief Executive Officer, (ii) the four other most highly compensated executive officers of FTL, Inc. (collectively, with the Chief Executive Officer, the "Named Officers") and (iii) the two highest paid former executive officers whose services were terminated during 1999. No other individuals are required to be included in the table. All stock based compensation is awarded under FTL, Ltd. compensation plans.

  SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                            ANNUAL COMPENSATION                 -----------------------
                                --------------------------------------------                 SECURITIES
                                                                   OTHER        RESTRICTED   UNDERLYING
                                                                   ANNUAL         STOCK       OPTIONS/     LTIP
NAME AND                                 SALARY       BONUS     COMPENSATION      AWARDS        SARS      PAYOUTS    ALL OTHER
PRINCIPAL POSITION              YEAR       $            $            $              $        (# SHARES)      $      COMPENSATION
------------------              ----   ----------    --------   ------------    ----------   ----------   -------   ------------
Dennis S. Bookshester.........  1999   $  236,923    $      0     $      0      $   34,844      265,000     $0        $     0
  Acting Chief Executive
  Officer and President
Vincent J. Tyra...............  1999      301,731           0       13,410(1)      238,874      143,519      0              0
  President  -- Activewear and  1998      250,000      60,000       14,607               0      110,000      0              0
  Retail                        1997       76,923      75,000       34,566               0       35,000      0              0
John J. Ray III...............  1999      288,481     175,000            0         202,129      157,037      0              0
  Chief Administrative
    Officer,                    1998      185,250     125,000      155,543               0       82,000      0              0
  General Counsel and
    Secretary
Brian J. Hanigan..............  1999      218,000     125,000       15,315(2)      138,594      134,641      0              0
Vice President -- Treasurer     1998      179,998      75,000        2,362               0       33,000      0              0
and Assistant Secretary         1997      179,306      15,000        2,677               0        4,000      0              0
G. William Newton.............  1999      257,308           0      438,668(3)      189,413       93,062      0            858(4)
  Vice President -- Finance,    1998      250,000      60,000       13,502               0       37,567      0         10,380
  Acting Chief Financial        1997      250,000      15,000       62,108               0       12,500      0            684
  Officer and Assistant
    Secretary
William F. Farley.............  1999    1,028,077(5)        0      190,483(6)    1,500,002    1,000,000(8)    0        24,480(4)
  Former Chairman of the Board  1998      550,000           0      238,289               0    1,545,800(8)    0        21,775
  and Chief Executive Officer   1997            0           0      145,591               0      940,000(8)    0        19,377
John W. Salisbury, Jr.........  1999      386,539           0      107,134(7)      324,017      202,022(9)    0        10,852(4)
  Former President -- Retail    1998      350,000     210,000       60,383               0      175,000(9)    0             0
                                1997      107,692      75,000       16,104               0       75,000(9)    0             0

-------------------------

(1) Includes $5,366 of tax reimbursements and $8,044 paid in lieu of participation in the Company's qualified deferred compensation plan.

(2) Includes $2,362 of tax reimbursements, $12,581 paid in lieu of participation in the Company's qualified deferred compensation plan and $372 of earnings on deferred compensation.

(3) Includes $415,882 of earnings on 1996 deferred compensation, $22,000 paid in lieu of participation in the Company's qualified deferred compensation plan and $786 of tax reimbursements.

(4) Represents split dollar life insurance or term life insurance premiums paid by the Company for the benefit of Messrs. Farley, Newton and Salisbury.

(5) Mr. Farley elected to forego $950,000 of his salary in 1997, 1998 and 1999 in consideration of the grant of options under the terms of the Executive Equity Investment Program. In fiscal year 1998, Mr. Farley assumed the additional duties of President and Chief Operating Officer for which the Board agreed to increase his compensation to the annual rate of $1,500,000. In fiscal year 1999, Mr. Farley's salary was increased to $2,000,000. Because he agreed to forego $950,000 of salary, he received $550,000 in fiscal year 1998 and $1,028,077 in 1999. Mr. Farley's employment was terminated on December 28, 1999.

(6) Includes $117,131 of estate planning fees, $32,326 in lieu of participation in the Company's qualified deferred compensation plan, $4,932 of tax reimbursements and $36,094 of other payments.

(7) Includes $51,209 in relocation expense reimbursements, $40,564 of tax reimbursements, $11,275 in lieu of participation in the Company's qualified deferred compensation plan and $4,086 of other payments.

(8) These options were cancelled on July 29, 1999.

(9) Of the amounts, 202,022, 116,668 and 25,000 options for 1999, 1998 and 1997, respectively, were cancelled upon termination of Mr. Salisbury's employment in December 1999.

                             OPTION GRANTS IN 1999

     The following table sets forth certain information concerning stock options granted during 1999 by FTL, Ltd. to the Named Officers. The information consists solely of options granted to purchase shares of FTL, Ltd., the Company's parent company. The hypothetical grant date present values shown in the last column below for stock options granted in 1999 are presented pursuant to the rules of the SEC and are calculated under the Modified Black-Scholes Option Pricing Model for pricing options. The Company is not aware of any model or formula that will determine with reasonable accuracy present values for stock options. The actual pre-tax amount, if any, realized upon the exercise of any stock option will depend upon the excess, if any, of the market price of FTL, Ltd. the Class A Ordinary Shares over the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the hypothetical present values of the stock options reflected in this table will be realized. The Company did not grant any stock appreciation rights in 1999.

                                                             INDIVIDUAL GRANTS
                                 -------------------------------------------------------------------------
                                 NUMBER OF
                                 SECURITIES   PERCENT OF TOTAL                                  GRANT DATE
                                 UNDERLYING   OPTIONS GRANTED      EXERCISE OR                   PRESENT
                                  OPTIONS     TO EMPLOYEES IN         BASE         EXPIRATION    VALUE(4)
NAME                             GRANTED(#)    FISCAL YEAR(3)    PRICE($/SHARE)       DATE         ($)
----                             ----------   ----------------   ---------------   ----------   ----------
Dennis S. Bookshester..........     15,000          0.3%             $8.4375       7/29/09      $   65,604
                                   250,000          5.7%              $3.875       9/15/04         504,050
Brian J. Hanigan...............     25,000          0.6%              $17.00        1/6/09         214,920
                                    59,641          1.4%             $8.4375       7/29/03         181,291
                                    50,000          1.1%             $3.4063       10/4/04          88,660
Vincent J. Tyra................     25,000          0.6%              $17.00        1/6/09         214,920
                                   118,519          2.7%             $8.4375       7/29/03         360,262
John J. Ray III................     25,000          0.6%              $17.00        1/6/09         214,920
                                    82,037          1.9%             $8.4375       7/29/03         249,368
                                    50,000          1.1%             $3.4063       10/4/04          88,660
G. William Newton..............     25,000          0.6%              $17.00        1/6/09         214,920
                                    68,062          1.6%             $8.4375       7/29/03         206,888
William F. Farley..............  1,000,000(1)      22.8%              $17.00        1/6/09       8,596,800
John W. Salisbury, Jr. ........     25,000(2)       0.6%              $17.00        1/6/09         214,920
                                   177,022(2)       4.0%             $8.4375       7/29/03         538,094

-------------------------

(1) These options were cancelled on July 29, 1999.

(2) These options were cancelled upon termination of Mr. Salisbury's employment in December 1999.

(3) During 1999, options to purchase a total of 4,380,100 shares were granted to employees of the Company.

(4) The hypothetical grant date present values are calculated under the Modified Black-Scholes Option Pricing Model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. The factors used to value the 1999 option grants include FTL, Ltd. Class A Ordinary Shares expected volatility rate (32.3%), risk free rate of return (6.18%), projected dividend yield (0%), projected time of exercise (7 years) and projected risk of forfeiture rate for vesting period (5% per annum).

                    AGGREGATED OPTION/SAR EXERCISES IN 1999
                   AND 1999 FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning the number and value of stock options held by the Named Officers at January 1, 2000. The information consists solely of options granted to purchase Class A ordinary shares of FTL, Ltd., the Company's parent company. None of the Named Officers received any Company stock appreciation rights in 1999.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                              SHARES                       OPTION/SARS AT                OPTIONS/SARS AT
                            ACQUIRED ON    VALUE         JANUARY 1, 2000(#)           JANUARY 1, 2000($)(1)
                             EXERCISE     REALIZED   ---------------------------   ---------------------------
NAME                            (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
Dennis S. Bookshester.....      --           --         19,583        267,917          $0             $0
William F. Farley.........      --           --              0              0           0              0
Brian J. Hanigan..........      --           --         38,375        157,975           0              0
G. William Newton.........      --           --         41,996        125,313           0              0
John J. Ray III...........      --           --         27,332        211,705           0              0
John W. Salisbury, Jr. ...      --           --        108,332              0           0              0
Vincent J. Tyra...........      --           --         59,999        228,520           0              0

-------------------------

(1) Values are calculated by subtracting the exercise price from the closing price of Class A shares on the New York Stock Exchange on January 1, 2000, which was $1.4375.

                                 PENSION PLANS

     All of the Company's executive officers are covered by the qualified pension plan for the Company's operating company employees (the "Pension Plan") and the nonqualified excess benefit plan which covers certain employees of FTL, Inc. (the "Supplemental Benefit Plan," together with the Pension Plan referred to as the "FTL Plan"). The Pension Plan covers all employees of the Company and its participating subsidiaries after the completion of one year of service and the attainment of age 21.

     The following table indicates the approximate amounts of annual retirement income that would be payable under the FTL Plan to the Company's executive officers based on various assumptions as to compensation and years of service for certain employees, assuming benefits are computed under a straight life annuity formula and assuming benefits are not restricted due to limitations imposed by Sections 401 (a) (17), 401 (a) (5) and 401 (1) or 415 of the Internal Revenue Code of 1986, as amended (the "Code"), discussed below. These amounts do not assume any offsets under the retirement plan of Farley Inc. in which Mr. Farley participated prior to January 1, 1992 and in which Mr. Hanigan participated prior to April 1, 1996. There is no social security or other offset deducted from the amounts shown.

                            PENSION PLAN TABLE(1)(2)

                                           15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
COMPENSATION                              OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE
------------                              ----------   ----------   ----------   ----------   ----------
$300,000................................   $ 81,045     $108,060     $135,075     $145,206     $155,336
 400,000................................    109,545      146,060      182,575      196,268      209,961
 500,000................................    138,045      184,060      230,075      247,331      264,586

-------------------------

(1) Assumes individual retires at age 65 on December 31, 1999 with indicated years of service and further assumes covered compensation as it was determined in 1999, which was $33,000, as updated each year by the Internal Revenue Service for annual covered compensation. The annual covered compensation for 2000 will increase to $35,400.

(2) Maximum qualified plan limits for 1998, 1999, and 2000 under Section 415 of the Code, were $130,000, $130,000 and $135,000, respectively. Amounts in excess of these limits are paid under the Supplemental Benefit Plan.

     Contributions to the Pension Plan, which are made by the Company and its participating subsidiaries, are computed on an actuarial basis and, as such, individual employee payments or accruals cannot be calculated. Compensation covered by the Pension Plan generally consists of all compensation paid to a participant for personal services rendered as an employee of the Company or a participating subsidiary, but excludes bonuses, deferred compensation and certain other payments under benefit programs. Compensation used to determine benefits under the FTL Plan for each of the Named Officers for 1999 equals the respective amounts shown in the Salary column of the Summary Compensation Table. The Pension Plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

     The Pension Plan retirement benefits are computed at the rate of 1% of a participant's final average base compensation (the average of the highest five consecutive full plan years of base compensation during the last ten plan years of service) plus either .75%, .70% or .65% (depending on the participant's social security retirement age) of the participant's final average base compensation in excess of the average social security wage base for the 35-year period preceding the participant's social security retirement age. The resulting sum is multiplied by the participant's years of service up to 25 years and is then increased by 1.5% for each year of service over 25 years.

     Under Section 401(a)(17) of the Code, a participant's compensation under a qualified retirement plan was limited to a maximum annual amount of $160,000 for 1999. For 2000, this amount has been increased to $170,000. Amendments made to Sections 401(a)(5) and 401(l) of the Code by the Omnibus Budget Reconciliation Act of 1993 reduced the amount of permitted disparity between benefits provided under a qualified pension plan with respect to a participant's compensation up to the average social security wage base and the benefits provided with respect to compensation above the average social security wage base. Under Section 415 of the Code, a participant's annual benefit was limited to $130,000 for 1999 and $135,000 for 2000. For officers of the Company, any reduction in benefits under the Pension Plan caused by these three limitations will be made up dollar-for-dollar by benefits under the Supplemental Benefit Plan. Non-officer participants in the Pension Plan will receive benefits under the Supplemental Benefit Plan in an amount equal to the reduction in benefits under the Pension Plan attributable to Section 401(a)(17) of the Code limitation on compensation and Section 415 of the Code limitation on annual pension benefits.

     The estimated number of years of service credited for Messrs. Bookshester, Hanigan, Ray, Newton and Tyra under the FTL Plan is 0, 15, 2, 5 and 2 years, respectively.

     The Company established the Supplemental Executive Retirement Plan (the "FTL SERP") on January 1, 1995 for certain officers, including Messrs. Ray and Newton.

     The FTL SERP provides for retirement benefits equal to the excess of (a) over (b), where: (a) equals the product of 1.9% of the participant's final average FTL SERP compensation (the average of the highest five consecutive full plan years of base compensation plus short-term bonuses during the last ten plan years of service, without applying the dollar limitation of Section 401(a)(17) of the Code and the number, not in excess of 25, of the Participant's Benefit Accrual Years of Service (defined as the sum of (1) the number of years of service after December 31, 1994 that would be credited to the participant under the Pension Plan and (2) the number of additional years of service credited to the participant by the Compensation Committee), increased by 1.5% for each Benefit Accrual Year of Service in excess of 25; and (b) equals the participant's primary social security benefit. The FTL SERP benefit is further reduced by a portion of the benefits paid under the FTL Plan.

INTRODUCTION -- (CONCLUDED)
     The estimated annual benefits payable under the FTL SERP upon retirement at normal retirement age, assuming pay increases of 5% per year, for Messrs. Ray and Newton are $293,001 and $154,169, respectively.

     Additional Benefit Accrual Years of Service were given to selected participants in the FTL SERP. The estimated number of Benefit Accrual Years of Service at December 31, 1999 credited for Messrs. Ray and Newton are 2 and 10 years, respectively.

COMPENSATION OF DIRECTORS

     Each director who is not also an employee of the Company receives an annual cash retainer of $41,000 and receives $1,000 for each meeting of the Board of Directors that he attends and $1,000 for each committee meeting that he attends except as otherwise established. In addition, the Company reimburses directors for out-of-pocket expenses. Non-employee directors may elect to forego all or a portion of their annual cash retainers for a specified period in exchange for option grants. Effective February 13, 1997, certain non-employee directors elected to forego one-half of their annual cash retainers for a four-year period and, in exchange, each received a ten-year non-qualified option grant effective February 13, 1997 to purchase 10,000 shares of FTL, Ltd. Class A Ordinary Shares at $41.00 per share. Such options vest monthly at the rate of 2.083% per month commencing April 1, 1998. Under the FTL, Ltd. 1995 Non-Employee Director Stock Plan (the "1995 Directors Plan") each new non-employee director receives an initial grant of 2,500 restricted stock units ("Restricted Stock Units") to be settled by delivery of shares of FTL, Ltd., Class A Ordinary Shares or an amount of cash equal to the closing price as of the settlement date. Each continuing director receives an annual grant of 2,500 Restricted Stock Units. Restricted Stock Units vest after a two-year service period.

     The Company provides no retirement benefits to non-employee directors. Except as described below, directors who are also employees of the Company receive no additional compensation from the Company for services rendered in their capacity as directors.

     Since August 25, 1999, Mr. Wolfson has been receiving compensation (in addition to his regular compensation as a director) in the annual amount of $250,000 for special limited services assigned to him by the Board of Directors including 1999 management changes, anticipated future management changes and the Chapter 11 bankruptcy. Mr. Bookshester is not receiving Board or Committee fees while he is paid a salary for services as acting Chief Executive Officer.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement (the "Agreement") with certain of the officers, including certain of its executive officers. The Agreement generally provides for payment of an annual base salary that will be reviewed each year and may not be decreased from the amount in effect in the previous year. The agreements impose on the officers certain post-termination non-competition and confidentiality obligations. The Agreement requires officers to devote substantial time to the Company's business, consistent with their duties, but permits them to devote time to other business interests as well.

     The Agreement provides for certain payments and benefits upon termination of employment in addition to those previously accrued. If employment terminates due to normal retirement, approved early retirement, death or disability, the participating officers will receive: (i) in lieu of annual incentive compensation for that year, an amount equal to the average annual incentive compensation paid in the three preceding years, prorated to reflect the part of the year completed before termination, (ii) in settlement of outstanding long-term incentives such as performance shares or units, cash calculated assuming maximum performance in case of death or disability, or target performance in case of retirement, prorated to reflect the part of the performance period completed before termination and with vesting accelerated, and (iii) in case of disability, continued participation in employee benefit plans until age 65. In the case of participating officers, if their employment is terminated by the Company other than for cause, after a change in control or by the

ITEM 11. EXECUTIVE COMPENSATION -- (CONCLUDED)

EMPLOYMENT AGREEMENTS -- (CONCLUDED)
participating executive for good reason, such officer will receive: (x) if such termination precedes a change in control, an amount equal to his then current salary plus an assumed annual incentive of 50% thereof ("total severance"), multiplied by two, and (y) if termination follows a change in control, Total Severance multiplied by three. If such termination follows a change in control, a lump-sum cash payment of the present value of accrued benefits under any supplemental pension plan if such benefits are not fully funded or secured, and continued participation in employee benefit plans for five years. If payments following a change in control are subject to the "golden parachute" excise tax, the Company will pay the participating officers an additional "gross-up" amount so that his after-tax benefits are the same as if no excise tax had applied. The Company must continue indemnification and officers' and directors' liability insurance during the officer's employment and for up to six years thereafter and reimburse the officers for expenses incurred in good faith in enforcing the Agreement. The Company received approval from the Bankruptcy Court relating to the approval of a severance plan for a number of key employees, including certain of the executive officers, other than Mr. Bookshester. The severance program, provides one to two times base pay plus a target bonus in the year of termination and, in the event of a change in control, one to two times base pay and a target bonus, plus the target bonus in the year of termination. These benefits would be in lieu of any severance or change in control type benefits provided under the employment agreements described above, or the Company's general severance plans approved by the Bankruptcy Court.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of FTL, Ltd. Class A shares and FTL, Ltd. Class B shares, the percentage of each class and the percentage of total voting power of FTL, Ltd. beneficially owned as of February 29, 2000 by (i) each director of the Company, (ii) the Named Officers appearing in the table below (as defined on page), (iii) all directors and current executive officers as a group, and (iv) to the knowledge of the Company, each person owning more than 5% of a class of FTL, Ltd.'s voting securities. Except as otherwise indicated, each beneficial owner has sole voting and investment power. This table reflects shares issuable upon the exercise of options which are exercisable within 60 days of February 29, 2000.

                                                  CLASS A SHARES          CLASS B SHARES     PERCENT OF
                                              -----------------------    -----------------     TOTAL
                                                             PERCENT              PERCENT      VOTING
                                               NUMBER        OF CLASS    NUMBER   OF CLASS    POWER(1)
                                              ---------      --------    ------   --------   ----------
Dreman Value Management, L.L.C..............  6,146,565(2)     9.2%         --        --        6.6%
  10 Exchange Place
  Jersey City, NY 07302
Scudder Kemper Investments, Inc.............  4,978,845(3)     7.4%         --        --        5.3%
  345 Park Avenue
  New York, NY 10154
Farley Inc..................................    454,855           *       2.08     52.0%       15.1%
  5000 Sears Tower
     233 South Wacker Dr
     Chicago, IL 60606
William F. Farley...........................     88,889(4)        *       1.92(5)  48.0%       13.6%
  5000 Sears Tower
  233 South Wacker Dr
  Chicago, IL 60606
Dennis S. Bookshester.......................     22,849(6)        *         --        --           *
Henry A. Johnson............................     30,350(7)        *         --        --           *
A. Lorne Weil...............................     23,849(8)        *         --        --           *
Sir Brian Wolfson...........................     15,350(9)        *         --        --           *
Brian J. Hanigan............................     57,174(10)       *         --        --           *
John B. Holland.............................     55,275(11)       *         --        --           *
G.W. Newton.................................     67,504(12)       *         --        --           *
John J. Ray III.............................     58,333(13)       *         --        --           *
John W. Salisbury, Jr.......................    108,332(14)       *         --        --           *
Vincent Tyra................................     93,332(15)       *         --        --           *
All directors and executive officers as a
  group (11 people).........................  1,076,092        1.6%          4      100%       29.2%

-------------------------

  *  Less than 1%.

 (1) Each Class A share has one vote and each Class B share has 6,536,776.3 votes. This column shows the combined voting power of all Class A shares and Class B shares beneficially owned by each of the listed people.

 (2) As reported on a Schedule 13G filed by Dreman Value Management, L.L.C. on February 14, 2000. According to such Schedule 13G, Dreman Value Management, L.L.C. has sole voting power over 6,146,565 shares and sole dispositive power over 6,146,565 shares.

 (3) As reported on a Schedule 13G filed by Scudder Kemper Investments, Inc. on January 28, 2000. According to such Schedule 13G, Scudder Kemper Investments, Inc. has sole voting power over 4,978,845 shares and sole dispositive power over 4,978,845 shares.

 (4) Excludes 454,855 Class A shares owned by Farley Inc. shown elsewhere in the table. Mr. Farley owns 100% of the stock of Farley Inc. Ownership information for Mr. Farley and Farley Inc. is based on

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT -- (CONCLUDED)
         information available to the Company. The Company has not been able to verify ownership by Mr. Farley and Farley Inc.

 (5) Excludes 2.08 Class B shares owned by Farley Inc. shown elsewhere in the table. Mr. Farley owns 100% of the stock of Farley Inc.

 (6) Includes 1,000 Class A shares which are owned by the Dennis S. Bookshester Revocable Trust dated February 17, 1989. Includes 19,999 Class A shares currently issuable upon the exercise of options granted to Mr. Bookshester by the Company.

 (7) Includes 1,000 Class A shares owned by Mr. Johnson's spouse, the beneficial ownership of which is disclaimed by Mr. Johnson. Includes 12,500 Class A shares currently issuable upon the exercise of options granted to Mr. Johnson by the Company.

 (8) Includes 19,999 Class A shares currently issuable upon the exercise of options granted to Mr. Weil by the Company.

 (9) Includes 12,500 Class A shares currently issuable upon the exercise of options granted to Sir Brian Wolfson by the Company.

(10) Includes 49,708 Class A shares currently issuable upon the exercise of options granted to Mr. Hanigan by the Company.

(11) Includes 54,675 Class A shares currently issuable upon the exercise of options granted to Mr. Holland by the Company. Also includes Call Option of 100 shares which expires 02/20/01.

(12) Includes 56,163 Class A shares currently issuable upon the exercise of options granted to Mr. Newton by the Company.

(13) Includes 47,333 Class A shares currently issuable upon the exercise of options granted to Mr. Ray by the Company.

(14) Includes 108,332 Class A shares currently issuable upon the exercise of options granted to Mr. Salisbury by the Company.

(15) Includes 78,332 Class A shares currently issuable upon the exercise of options granted to Mr. Tyra by the Company.

     As of February 29, 2000, FTL, Ltd. owns 100% of the common stock of FTL, Inc. Mr. Farley and Farley Inc. own 100% of the preferred stock of FTL, Inc. as of February 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1994, pursuant to authorization from the Company's Board of Directors, the Company guaranteed a loan from a bank in an amount up to $12,000,000 to Mr. Farley. The $12,000,000 loan was refinanced in connection with the $65,000,000 loan described below.

     On November 20, 1997, the Board of Directors, excluding Mr. Farley and other employee Directors, upon recommendation of a Special Committee of the Board of Directors, comprised of Messrs. Al Askari and Wolfson, authorized the Company to guarantee a bank loan to Mr. Farley in the amount of $26,000,000. The proceeds of this loan were used by Mr. Farley to purchase all of the Zero Coupon Convertible Subordinated Debentures due 2012 of Farley Inc. held by non-affiliated third parties. The $26,000,000 loan was refinanced in connection with the $65,000,000 loan described below. The Special Committee received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable.

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- (CONCLUDED) to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of March 31, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through April 10, 2000, total payments made by the Company on behalf of Mr. Farley's loan aggregated $2,000,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through March 31, 2000 aggregated $500,000. See "CONTINGENT LIABILITIES" and "RELATED PARTY TRANSACTIONS" in the Notes to Consolidated Financial Statements.

     In October 1998, the Company advanced $3,500,000 to Mr. Farley which was repaid in March 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

          1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 35 are filed as part of this Annual Report.

          2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 35 is filed as part of this Annual Report.

          3. Exhibits

     The exhibits listed in the Index to Exhibits on pages 115, 116 and 117 are filed as part of this Annual Report.

(b) Reports on Form 8-K

     In December 1999, the Company filed a Current Report on Form 8-K dated December 29, 1999, reporting under Item 3 that:

          1. On December 29, 1999, the Company and certain of its subsidiaries had filed voluntary petitions under Chapter 11 with the Bankruptcy Court,

          2. On December 29, 1999, the Company had entered into its $625,000,000 DIP Facility, and

          3. On December 30, 1999, the Bankruptcy Court approved the DIP Facility, a request to continue customer programs and promotions, and a request to continue employee benefits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 17, 2000.

                                          FRUIT OF THE LOOM, INC.

                                          By:    /s/ G. WILLIAM NEWTON
                                          --------------------------------------
                                                    (G. William Newton
                                                 Vice President-Finance,
                                             Acting Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 17, 2000.

                    NAME                                              CAPACITY
                    ----                                              --------
          /s/ DENNIS S. BOOKSHESTER             Acting Chief Executive Officer and President
---------------------------------------------   (Principal Executive Officer) and Director
           (Dennis S. Bookshester)

            /s/ G. WILLIAM NEWTON               Vice President-Finance, Acting Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting Officer)
             (G. William Newton)

          /s/ SIR BRIAN G. WOLFSON              Chairman of the Board of Directors
---------------------------------------------
           (Sir Brian G. Wolfson)

            /s/ WILLIAM F. FARLEY               Director
---------------------------------------------
             (William F. Farley)

            /s/ HENRY A. JOHNSON                Director
---------------------------------------------
             (Henry A. Johnson)

              /s/ A. LORNE WEIL                 Director
---------------------------------------------
               (A. Lorne Weil)

             /s/ JOHN B. HOLLAND                Director
---------------------------------------------
              (John B. Holland)

             /s/ ROBERT E. NASON                Director
---------------------------------------------
              (Robert E. Nason)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND DECEMBER 31, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                ADDITIONS
                                                       ---------------------------
                                          BALANCE AT   CHARGED TO     CHARGED TO                      BALANCE
                                          BEGINNING    COSTS AND        OTHER                         AT END
DESCRIPTION                               OF PERIOD     EXPENSES    ACCOUNTS(1)(2)   DEDUCTIONS(3)   OF PERIOD
-----------                               ----------   ----------   --------------   -------------   ---------
YEAR ENDED JANUARY 1, 2000:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 6,700      $ 4,800        $  1,600         $ 2,600       $10,500
  Sales discounts, returns, and
     allowances.........................     5,300       29,200          13,500          23,500        24,500
                                           -------      -------        --------         -------       -------
                                           $12,000      $34,000        $ 15,100         $26,100       $35,000
                                           =======      =======        ========         =======       =======
YEAR ENDED JANUARY 2, 1999:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 5,700      $    --        $  2,700         $ 1,700       $ 6,700
  Sales discounts, returns, and
     allowances.........................     6,200       27,700           5,700          34,300         5,300
                                           -------      -------        --------         -------       -------
                                           $11,900      $27,700        $  8,400         $36,000       $12,000
                                           =======      =======        ========         =======       =======
YEAR ENDED DECEMBER 31, 1997:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 9,100      $ 2,300        $ (2,300)        $ 3,400       $ 5,700
  Sales discounts, returns, and
     allowances.........................    11,500       52,200         (17,400)         40,100         6,200
                                           -------      -------        --------         -------       -------
                                           $20,600      $54,500        $(19,700)        $43,500       $11,900
                                           =======      =======        ========         =======       =======
Reserves included in Other accounts
  payable and accrued expenses..........   $20,900      $    --        $(20,900)        $    --       $    --
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(a)(3) AND 14(c))

                                                 DESCRIPTION
                                                 -----------
      3(a)               -- Amended and Restated Certificate of Incorporation of the
                            Company.
      3(b)*              -- By-Laws of the Company (incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement
                            on Form S-2, Reg. No. 33-8303).
      4(a)*              -- $900,000,000 Credit Agreement dated as of September 19,
                            1997 (the "Credit Agreement"), among the several banks
                            and other financial institutions from time to time
                            parties thereto (the "Lenders"), NationsBank, N.A., as
                            administrative agent for the Lenders thereunder, Chase
                            Manhattan Bank, Bankers Trust Company, The Bank of New
                            York and the Bank of Nova Scotia, as co-agents
                            (incorporated herein by reference to Exhibit 4(a) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1997).
      4(b)*              -- Rights Agreement, dated as of March 8, 1996 between Fruit the Loom, Inc. and Chemical Mellon Shareholder Services,
                            L.L.C., Rights Agent (incorporated herein by reference to
                            Exhibit 4(c) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995).
      4(c)*              -- First Amendment to Credit Agreement dated March 26, 1998;
                            Second Amendment to Credit Agreement dated July 2, 1998;
                            Third Amendment to Credit Agreement dated December 31,
                            1998; Fourth Amendment to Credit Agreement dated March
                            10, 1999; Second Amended and Restated Pledge Agreement
                            dated March 10, 1999 related to the Credit Agreement; and
                            Bond Pledge Agreement dated March 10, 1999 related to the
                            Credit Agreement (incorporated herein by reference to
                            Exhibit 4(c) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
      4(d)*              -- Indenture dated as of March 25, 1999, among Fruit of the
                            Loom, Inc., as issuer, Fruit of the Loom, Inc., as
                            guarantor, certain subsidiaries of Fruit of the Loom,
                            Inc., as guarantors, and The Bank of New York, as trustee
                            of the 8 7/8% senior Notes due 2006 (incorporated herein
                            by reference to Exhibit 4(c) to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended April 3, 1999).
      4(e)*              -- Fifth Amendment to Credit Agreement dated July 20, 1999
                            (incorporated herein by reference to Exhibit 4(d) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended July 3, 1999).
      4(f)*              -- Security Agreement dated March 10, 1999 (incorporated
                            herein by reference to Exhibit 4(e) to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            October 2, 1999).
      4(g)*              -- First Amendment to Security Agreement dated July 20, 1999
                            (incorporated herein by reference to Exhibit 4(f) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended October 2, 1999).
      4(h)*              -- Sixth Amendment to Credit Agreement and Limited Waiver
                            dated October 13, 1999 (incorporated herein by reference
                            to Exhibit 4(g) to the Company's Quarterly Report on Form
                            10-Q for the quarter ended October 2, 1999).
      4(i)*              -- Loan and Security Agreement dated as of October 29, 1999, among the financial institutions from time to time
                            parties thereto (the "Lenders"), Bank of America,
                            National Association as administrative "Agent" for the
                            Lenders, Banc of America Securities LLC, as "Syndication
                            Agent", and FTL Receivables Company, as "Borrower"
                            (incorporated herein by reference to Exhibit 4(h) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended October 2, 1999).
      4(j)*              -- $625,000,000 Debtor-in-Possession Credit Facility dated as of December 29, 1999, with Bank of America, N.A.
                            (incorporated by reference to the Company's Current
                            Report on Form 8-K dated December 29, 1999).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           (ITEM 14(a)(3) AND 14(c))

                                                 DESCRIPTION
                                                 -----------
     10(a)*              -- Fruit of the Loom 1989 Stock Grant Plan dated January 1,
                            1989 (incorporated herein by reference to Exhibit 10(b)
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1988).
     10(b)*              -- Fruit of the Loom 1987 Stock Option Plan (incorporated
                            herein by reference to Exhibit 10(b) to the Company's
                            Registration Statement on Form S-2, Reg. No. 33-8303).
     10(c)*              -- Fruit of the Loom 1992 Executive Stock Option Plan
                            (incorporated herein by reference to the Company's
                            Registration Statement on Form S-8, Reg. No. 33-57472).
     10(d)*              -- Fruit of the Loom, Inc. Directors' Stock Option Plan
                            (incorporated herein by reference to the Company's
                            Registration Statement on Form S-8, Reg. No. 33-50499).
     10(e)*              -- Fruit of the Loom, Inc. 1995 Non-Employee Directors'
                            Stock Plan (incorporated by reference to Exhibit B to the
                            Company's Proxy Statement for its annual meeting on May
                            16, 1995 (the "1995 Proxy Statement").
     10(f)*              -- Fruit of the Loom, Inc. 1995 Executive Incentive
                            Compensation Plan (incorporated herein by reference to
                            Exhibit A to the 1995 Proxy Statement).
     10(g)*              -- Fruit of the Loom, Inc. Executive Incentive Compensation
                            Plan (incorporated herein by reference to Exhibit A to
                            the Company's Proxy Statement for its annual meeting on
                            May 17, 1994).
     10(h)*              -- Stock Pledge Agreement dated as of June 27, 1994 between
                            William F. Farley and Fruit of the Loom, Inc.
                            (incorporated herein by reference to Exhibit 10(b) to the
                            10-Q).
     10(i)*              -- Asset Purchase and Transitional Services Agreement
                            between Farley Industries, Inc. and Fruit of the Loom,
                            Inc. (incorporated herein by reference to Exhibit 10(l)
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1995).
     10(j)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            William F. Farley (incorporated herein by reference to
                            Exhibit 10(k) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(k)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            Brian J. Hanigan (incorporated herein by reference to
                            Exhibit 10(l) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(l)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            G. William Newton (incorporated herein by reference to
                            Exhibit 10(m) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(m)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            John J. Ray III (incorporated herein by reference to
                            Exhibit 10(n) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(n)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            Vincent J. Tyra (incorporated herein by reference to
                            Exhibit 10(q) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(o)*              -- Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
                            (incorporated herein by reference to the Company's
                            Registration Statement on Form S-8, Reg. No. 333-09203).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS -- (CONCLUDED)
                           (ITEM 14(a)(3) AND 14(c))

                                                 DESCRIPTION
                                                 -----------
     10(p)*              -- Purchase and Contribution Agreement dated as of December
                            18, 1996 among Union Underwear Company, Inc., Pro Player,
                            Inc. and Salem Sportswear, Inc., as the Originators and
                            FTL Receivables Company, as the Purchaser (incorporated
                            herein by reference to Exhibit 10(t) to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996).
     10(q)*              -- Receivables Purchase Agreement dated as of December 18,
                            1996 among FTL Receivables Company, as Seller, Union
                            Underwear Company, Inc., as initial Servicer, Barton
                            Capital Corporation, as Purchaser, and Societe Generale,
                            as Agent (incorporated herein by reference to Exhibit
                            10(u) to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
     10(r)*              -- Guaranty of Payment dated March 24, 1999 between Fruit of the Loom, Inc. and Nationsbank, N.A. as administrative
                            agent (incorporated herein by reference to Exhibit 10(u)
                            to the Company's Annual Report on Form 10-K for the year
                            ended January 2, 1999).
     18*                 -- Letter re change in accounting principle (incorporated
                            herein by reference to Exhibit 18 to the Company's 1997
                            Annual Report on Form 10-K for the year ended December
                            31, 1997).
     21                  -- Subsidiaries of the Company.
     23                  -- Consent of Ernst & Young LLP.
     27                  -- Financial Data Schedule.

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