Form 10-Q
period 2000-04-01
FRUIT OF THE LOOM INC /DE/
filed 2000-05-16
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                                 (312) 899-1320
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|    No  |_|

Common shares outstanding at May 16, 2000: 66,905,348 Class A Common Shares, $.01 par value and 5,229,421 shares of the Registrant's Preferred Stock, $.01 par value (the Common and Preferred Stock is privately owned and not traded on a public market).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------

PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements
                Condensed Consolidated Balance Sheet--April 1, 2000
                  (Unaudited) and January 1, 2000.........................................................        2
                Condensed Consolidated Statement of Operations (Unaudited) for the
                  Three Months Ended April 1, 2000 and April 3, 1999......................................        3
                Condensed Consolidated Statement of Cash Flows (Unaudited) for the
                  Three Months Ended April 1, 2000 and April 3, 1999......................................        4
                Notes to Condensed Consolidated Financial Statements (Unaudited)..........................        5
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................       27

PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K..........................................................       35

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                 APRIL 1,        JANUARY 1,
                                                                   2000            2000
                                                                   ----            ----
                                                                (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash) ....   $    30,500    $    38,300
   Notes and accounts receivable (less allowance for possible
     losses of $30,100 and $35,000, respectively) ...........       237,000        230,500
   Inventories
     Finished goods .........................................       494,900        477,300
     Work in process ........................................       102,700        114,800
     Materials and supplies .................................        46,900         51,600
                                                                -----------    -----------
         Total inventories ..................................       644,500        643,700
   Net assets of discontinued operations ....................        21,100         29,300
   Other ....................................................        41,700         27,600
                                                                -----------    -----------
         Total current assets ...............................       974,800        969,400
                                                                -----------    -----------
   Property, Plant and Equipment ............................     1,076,500      1,095,200
     Less accumulated depreciation ..........................       742,100        744,100
                                                                -----------    -----------
         Net property, plant and equipment ..................       334,400        351,100
                                                                -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $358,300 and
     $352,100, respectively) ................................       625,000        631,200
   Other ....................................................       109,600        119,900
                                                                -----------    -----------
         Total other assets .................................       734,600        751,100
                                                                -----------    -----------
                                                                $ 2,043,800    $ 2,071,600
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Current maturities of long-term debt .....................   $   635,300    $   635,800
   Trade accounts payable ...................................        37,700         17,900
   Other accounts payable and accrued expenses ..............       246,400        195,000
                                                                -----------    -----------
         Total current liabilities ..........................       919,400        848,700
                                                                -----------    -----------
Noncurrent Liabilities
   Long-term debt ...........................................       600,900        593,500
   Net liabilities of discontinued operations ...............         7,500          9,400
   Notes and accounts payable -- affiliates .................        30,700             --
   Other ....................................................        37,700         37,900
                                                                -----------    -----------
         Total noncurrent liabilities .......................       676,800        640,800
                                                                -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties ........................................       659,700        671,200
   Affiliates ...............................................       454,900        454,900
                                                                -----------    -----------
         Total liabilities subject to compromise ............     1,114,600      1,126,100
                                                                -----------    -----------
Preferred Stock .............................................        71,700         71,700
                                                                -----------    -----------
Common Stockholder's Deficit ................................      (738,700)      (615,700)
                                                                -----------    -----------
                                                                $ 2,043,800    $ 2,071,600
                                                                ===========    ===========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                            APRIL 1,     APRIL 3,
                                                              2000         1999
                                                              ----         ----
Net sales
    Unrelated parties ...................................  $ 374,900    $ 370,600
    Affiliates ..........................................    226,200           --
                                                           ---------    ---------
                                                             601,100      370,600
                                                           ---------    ---------

Cost of sales
    Unrelated parties ...................................    353,100      286,200
    Affiliates ..........................................    254,000           --
                                                           ---------    ---------
                                                             607,100      286,200
                                                           ---------    ---------
       Gross earnings (loss) ............................     (6,000)      84,400
Selling, general and administrative expenses ............     63,600       68,300
Goodwill amortization ...................................      6,200        6,100
                                                           ---------    ---------
       Operating earnings (loss) ........................    (75,800)      10,000
Interest expense ........................................    (27,100)     (20,600)
Other income--net .......................................      5,900        5,500
                                                           ---------    ---------
       Loss from continuing operations before
         reorganization items and income tax provision ..    (97,000)      (5,100)
Reorganization items ....................................     (9,500)          --
                                                           ---------    ---------
       Loss from continuing operations before
         income tax provision ...........................   (106,500)      (5,100)
Income tax provision ....................................        700         (500)
                                                           ---------    ---------
       Loss from continuing operations ..................   (107,200)      (4,600)
Discontinued operations:
    Loss from Sports & Licensing operations .............     (2,600)      (4,100)
                                                           ---------    ---------
       Net loss .........................................  $(109,800)   $  (8,700)
                                                           =========    =========








                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                           APRIL 1,      APRIL 3,
                                                                             2000          1999
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations ...................................    $(107,200)   $  (4,600)
   Adjustments to reconcile to net cash
      used for operating activities:
      Depreciation and amortization ..................................       27,600       30,000
      Deferred income tax provision ..................................           --        1,700
      Decrease (increase) in working capital .........................       49,900      (76,800)
      Cash flows of discontinued operations ..........................        3,600       (4,800)
      Gain on sale of marketable equity securities ...................      (12,800)          --
      Other--net .....................................................      (15,300)     (26,200)
                                                                          ---------    ---------
         Net cash used for operating activities before
          reorganization items .......................................      (54,200)     (80,700)
      Net cash used for reorganization items:
          Professional fees paid .....................................       (1,000)          --
                                                                          ---------    ---------
           Net cash used for operating activities ....................      (55,200)     (80,700)
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ..............................................       (1,900)      (6,500)
   Proceeds from sale of marketable equity securities ................       13,000           --
   Other--net ........................................................       (2,400)     (10,600)
                                                                          ---------    ---------
           Net cash provided by (used for) investing  activities .....        8,700      (17,100)
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ............................................      329,600           --
   DIP financing payments ............................................     (320,900)          --
   Proceeds from issuance of long-term debt ..........................           --      239,700
   Proceeds under line-of-credit agreements ..........................           --      189,700
   Payments under line-of-credit agreements ..........................           --     (302,500)
   Principal payments on long-term debt and capital leases ...........         (100)     (10,100)
   Affiliate notes and accounts payable ..............................       30,100           --
                                                                          ---------    ---------
           Net cash provided by financing activities .................       38,700      116,800
                                                                          ---------    ---------
Net increase (decrease) in Cash and cash
   equivalents (including restricted cash) ...........................       (7,800)      19,000
Cash and cash equivalents (including restricted
   cash) at beginning of period ......................................       38,300        1,400
                                                                          ---------    ---------
Cash and cash equivalents (including restricted
    cash) at end of period ...........................................    $  30,500    $  20,400
                                                                          =========    =========






                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         1. On March 4, 1999 Fruit of the Loom, Ltd. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. At the beginning of the third quarter of 1999, FTL, Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL, Ltd. FTL, Inc. and subsidiaries are hereinafter referred to as the Company.

         The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three months ended April 1, 2000 are not necessarily indicative of results that may be expected for the full year.

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

         The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at April 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. reported losses throughout 1999 and in the first quarter of 2000, the preferred stock participation is limited to the fixed preferred dividends. The Company ceased recording dividends on the FTL, Inc. Preferred Stock in the first quarter of 2000 since it is an unsecured obligation on the bankruptcy date.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
                                   (UNAUDITED)



         2. CHAPTER 11 FILING. On December 29, 1999 (the "Petition Date"), FTL, Inc., its parent and 32 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 ("Chapter 11"), Title 11 of the United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL, Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because FTL, Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL, Inc. continue to govern and manage the operations of FTL, Inc., respectively, subject to the supervision and orders of the Bankruptcy Court.

         Certain subsidiaries were not included in the Chapter 11 filings. Condensed consolidated financial statements of the entities in reorganization are presented herein.

         As part of the Chapter 11 cases, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, its assets, liabilities or financial performance than is contained in this report. Copies of filings in the Company's Chapter 11 cases are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the District of Delaware, 5th Floor, 824 Market Street, Wilmington, Delaware 19801. Certain filings may also be reviewed on the Bankruptcy Court's electronic docket for the Company's Chapter 11 cases, which is posted on the internet www.deb.uscourts.gov.

         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization which would contemplate emergence in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. FTL, Inc. had the exclusive right to file a plan of reorganization through April 27, 2000. Due to the seasonality and magnitude of the Company's operations, and the number of interested parties asserting claims that must be resolved in the Chapter 11 cases, the plan formulation process is complex. Accordingly, the Debtors requested and received an extension of the 120 day exclusivity period. The Bankruptcy Court granted an extension of the exclusivity period through October 31, 2000. After the expiration of the extended exclusivity period, creditors will have the right to propose reorganization plans unless the Debtors request and receive a further extension of the exclusivity period. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. At this time it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
                                   (UNAUDITED)

         FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including FTL, Inc.'s debt structure, default on all pre-petition debt, negative cash flows, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

         LIABILITIES SUBJECT TO COMPROMISE. In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases, have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
                                   (UNAUDITED)


         Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                     APRIL 1,  JANUARY 1,
                                                       2000       2000
                                                       ----       ----
                                                  (IN THOUSANDS OF DOLLARS)

         8.875% Unsecured Senior Notes ..........    $248,500   $248,500
         Trade accounts payable .................     113,600    113,100
         Environmental and product liability ....      34,900     35,400
         Accrued severance ......................      27,400     27,400
         Deferred compensation accrual ..........      16,400     16,400
         Other ..................................     218,900    230,400
                                                     --------   --------
                                                     $659,700   $671,200
                                                     ========   ========

         As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

         REORGANIZATION ITEMS AND OTHER EXPENSES. Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Condensed Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim.

         On May 10, 2000 the Company received notice from the NASDAQ-AMEX Market Group (the "Exchange") that the Company has fallen below certain of the Exchange's continued listing guidelines. The Exchange is currently reviewing the Company's listing eligibility for its 7% Debentures due March 15, 2011.

         3. No dividends were declared on the Company's common stock for the three-month periods ended April 1, 2000 and April 3, 1999. Management of the Company believes that no dividends will be declared on the Company's common stock while the Company's Chapter 11 cases are pending.

         4. The Company's income tax provision for the first quarter of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the first quarter of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years. No future tax benefit was recorded in the first quarter of 2000 due to the Company's present inability under the Chapter 11 cases to implement certain income tax planning strategies and the expected operating loss for 2000.

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)
                                   (UNAUDITED)

         The Company's effective income tax rate of 9.8% for the first quarter of 1999 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

         5. On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. The assets of Pro Player to be sold consist primarily of accounts receivable, inventories, property, plant and equipment and intangibles. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in the year ended January 1, 2000 for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the estimated phase-out period from February 24, 2000 through August 24, 2000.

         Operating results for Pro Player are classified as Discontinued Operations in the accompanying condensed consolidated statement of operations. A portion of the Company's interest expense ($1,000,000 in each period presented) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. The Company's estimated loss on disposal of Sports & Licensing operations recorded in the fourth quarter of 1999 included a provision for Pro Player's anticipated operating losses from the February 23, 2000 measurement date until disposal. Accordingly, the portion of Pro Player's first quarter 2000 net loss attributable to the period after February 23, 2000 has been charged to the Company's reserve for loss on disposal. Results of Pro Player's operations were as follows (in thousands of dollars):

                                                                           THREE MONTHS ENDED
                                                                         APRIL 1,      APRIL 3,
                                                                           2000          1999
                                                                           ----          ----
         Net sales ..................................................... $ 21,300      $ 32,200
         Cost of sales .................................................   16,900        24,000
                                                                         --------      --------
              Gross earnings ...........................................    4,400         8,200
         Selling, general & administrative expenses ....................    9,600        10,800
         Goodwill amortization .........................................      500           500
                                                                         --------      --------
              Operating loss ...........................................   (5,700)       (3,100)
         Interest expense ..............................................   (1,000)       (1,000)
         Other expense--net ............................................     (100)           --
                                                                         --------      --------
              Net loss .................................................   (6,800)       (4,100)
         Portion of net loss charged to reserve for loss on disposal ...    4,200            --
                                                                         --------      --------
              Loss from discontinued operations ........................ $ (2,600)     $ (4,100)
                                                                         ========      ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         Assets and liabilities of discontinued operations consisted of the following (in thousands of dollars):

                                                APRIL 1,     JANUARY 1,
                                                  2000          2000
                                                  ----          ----

Accounts receivable ..........................  $ 16,900      $ 19,100
Inventories ..................................    18,500        22,400
Other current assets .........................        --           700
Trade accounts payable .......................    (1,300)           --
Other accounts payable and accrued expenses ..   (13,000)      (12,900)
                                                --------      --------
    Net current assets .......................    21,100        29,300
                                                --------      --------
Property, plant and equipment ................     7,500         7,500
Liabilities subject to compromise ............   (15,000)      (16,900)
                                                --------      --------
    Net noncurrent liabilities ...............    (7,500)       (9,400)
                                                --------      --------
    Net assets of discontinued operations ....  $ 13,600      $ 19,900
                                                ========      ========

         Assets are shown at their expected net realizable values.

         6. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. These charges totaled $345,800,000 ($126,600,000 in the third quarter and $219,200,000 in the fourth quarter).

         A rollforward of the 1999 special charges from January 1, 2000 through April 1, 2000 is presented below (in thousands of dollars):

                                                         RESERVE                                               RESERVE
                                                        BALANCE AT                                            BALANCE AT
                                                        JANUARY 1,      CASH       INCOME         OTHER        APRIL 1,
                                                           2000       PAYMENTS    (EXPENSE)     ACTIVITY         2000
                                                           ----       --------    ---------     --------         ----
Provisions and losses on the sales of
   close-out and irregular merchandise...............  $    35,000    $     --   $        --  $     9,700    $    25,300
Severance............................................       30,600         200            --           --         30,400
Debt guarantee.......................................       30,000         700            --           --         29,300
Other asset write downs and reserves.................       72,100         600            --       13,700         57,800
                                                       -----------    --------   -----------  -----------    -----------
                                                       $   167,700    $  1,500            --  $    23,400    $   142,800
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first quarter of 2000 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first quarter of 2000 for additional ongoing normal lower of cost or market reserves.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         A rollforward of the 1997 special charges from January 1, 2000 through April 1, 2000 is presented below (in thousands of dollars):

                                                           RESERVE                                               RESERVE
                                                           BALANCE                                               BALANCE
                                                          JANUARY 1,      CASH        INCOME       OTHER         APRIL 1,
                                                             2000       PAYMENTS     (EXPENSE)    ACTIVITY         2000
                                                             ----       --------     ---------    --------         ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
Sewing, finishing and distribution facilities........     $   25,600   $     100     $     --    $      --     $    25,500
Impairment of mills to be sold.......................         13,400          --           --           --          13,400
Lease residual guarantees............................         54,200          --           --           --          54,200
Other equipment......................................          6,100          --           --           --           6,100
                                                          ----------   ---------     --------    ---------     -----------
                                                              99,300         100           --           --          99,200
Severance costs......................................            200          --           --           --             200
Other accruals.......................................          1,900          --           --           --           1,900
                                                          ----------   ---------     --------    ---------     -----------
                                                             101,400         100           --           --         101,300
                                                          ----------   ---------     --------    ---------     -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
Impairment of long lived assets......................             --          --           --           --              --
Other accruals.......................................            200          --           --          200              --
                                                          ----------   ---------     --------    ---------     -----------
                                                                 200          --           --          200              --
                                                          ----------   ---------     --------    ---------     -----------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT..........             --          --           --           --              --
                                                          ----------   ---------     --------    ---------     -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Inventory valuation provisions.......................             --          --           --           --              --
Other accruals.......................................          4,200          --           --           --           4,200
                                                          ----------   ---------     --------    ---------     -----------
                                                               4,200          --           --           --           4,200
                                                          ----------   ---------     --------    ---------     -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          9,300          --           --           --           9,300
                                                          ----------   ---------     --------    ---------     -----------
                                                          $  115,100   $     100     $     --    $     200     $   114,800
                                                          ==========   =========     ========    =========     ===========

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         A rollforward of the 1995 special charges from January 1, 2000 through April 1, 2000 is presented below (in thousands of dollars):

                                                                           RESERVE                                    RESERVE
                                                                           BALANCE                                    BALANCE
                                                                          JANUARY 1,    CASH     INCOME     OTHER     APRIL 1,
                                                                             2000     PAYMENTS  (EXPENSE)  ACTIVITY     2000
                                                                             ----     --------  ---------  --------     ----
Impairment write down of goodwill......................................    $     --   $    --     $ --      $  --     $     --
Closing or realignment of manufacturing operations:
   Loss on disposal of closed facilities, improvements and equipment...          --        --       --         --           --
   Changes in estimates of insurance liabilities.......................         500       500       --         --           --
   Costs related to expected increases in workers' compensation and
     health and welfare costs..........................................          --        --       --         --           --
   Costs related to termination of certain lease obligations...........          --        --       --         --           --
   Costs related to severance of the hourly workforce..................          --        --       --         --           --
   Other ..............................................................         200        --       --         --          200
                                                                           --------   -------     ----      -----     --------
                                                                                700       500       --         --          200
Severance..............................................................          --        --       --         --           --
Other asset write downs, valuation reserves and other reserves.........          --        --       --         --           --
Changes in estimates of certain retained liabilities
   of former subsidiaries..............................................       2,200       600       --         --        1,600
Termination of management agreement....................................          --        --       --         --           --
                                                                           --------   -------     ----      -----     --------
                                                                           $  2,900   $ 1,100     $ --      $  --     $  1,800
                                                                           ========   =======     ====      =====     ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         7. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at April 1, 2000 related to discontinued operations consist primarily of certain environmental reserves of approximately $32,900,000 and product liability reserves of approximately $2,000,000. The Company has purchased insurance coverage for potential cleanup cost expenditures from the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

         Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 2000 and future years.

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of May 5, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through May 5, 2000, total payments made by the Company on behalf of Mr. Farley's loan aggregated $2,000,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through April 30, 2000 aggregated $700,000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At April 1, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $22,300,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

         On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased FTL, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William F. Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which was denied. The defendants filed a motion to change venue from Bowling Green, Kentucky, to Chicago, Illinois. That motion has been denied. All defendants have filed an answer to the complaint. Discovery has been initiated against the individual defendants and against certain third-parties. The Company filed a motion in the Bankruptcy Court seeking to enjoin further prosecution of the New England Action pending the consummation of a plan of reorganization. The Company and counsel for the plaintiff have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the New England Action at least until January 15, 2001, subject to certain limited document discovery against non-parties (other than any current or former officers and directors) being permitted to proceed. Also, the plaintiffs may amend the complaint to add additional parties. The action is not proceeding against the Company at this time due to the automatic stay in the bankruptcy cases.

         Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         In March and April 2000, eight putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky. The lawsuits contain virtually identical allegations and assert the same causes of action under the Securities Exchange Act of 1934, as amended (the "Act"). The plaintiffs claim that the defendants engaged in conduct violating Section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. According to the plaintiffs in each action, the defendants made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the alleged class period, causing the plaintiffs and the class to purchase Company stock at artificially inflated prices. The plaintiffs ask for unspecified amounts as to damages, interest and costs and ancillary relief.

         The eight putative class action lawsuits are: i) Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000; ii) Tom Maiden v. William Farley, et al., Civil Action No. 1:00 CV-49M (W.D. Ky.), filed on March 27, 2000; iii) Adele Brody v. William Farley, et al., Civil Action No. 1:00 CV-50M (W.D. Ky.), filed on March 27, 2000; iv) Gregory Nespole v. William Farley, et al., Civil Action No. 1:00 CV-53M (W.D. Ky.), filed on March 29, 2000; v) Deborah Dyckman v. William Farley, et al., Civil Action No. 1:00 CV-55M (W.D. Ky.), filed on March 30, 2000; vi) The Ezra Charitable Trust v. William Farley, et al., Civil Action No. 1:00 CV-56M (W.D. Ky.), filed on March 30, 2000; vii) Steven Clinton v. William Farley, et al., Civil Action No. 1:00 CV-59M (W.D. Ky.), filed on March 31, 2000; viii) Francis Olearczyk v. William Farley, et al., Civil Action No. 1:00 CV-79M (W.D. Ky.), filed on April 27, 2000. The Company filed a motion in the Bankruptcy Court to stay the first seven of these putative class actions pending consummation of a plan of reorganization. (The eighth action, Olearczyk v. Farley, et al., had not been filed at the time the Company originally filed its motion). The Company and counsel for the plaintiffs in the first seven putative class actions have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the seven putative class actions at least until January 15, 2001, with the following exceptions:
         (a) the plaintiffs shall be permitted to file amended complaints;
         (b) the parties may pursue the selection of a lead plaintiff, class certification and consolidation of any of the actions;
         (c) the time for defendants to answer or move with respect to any complaint shall be extended to October 31, 2000; and
         (d) the parties may pursue document discovery, subject to limitations, of certain non-parties other than the Company or current or former officers or directors.
The Company is pursuing the same agreement with plaintiff's counsel in the Olearczyk Action.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         8.  Comprehensive loss was as follows (in thousands of dollars):

                                                                        THREE MONTHS ENDED
                                                                      APRIL 1,      APRIL 3,
                                                                        2000          1999
                                                                        ----          ----
               Net loss .........................................    $(109,800)    $  (8,700)
               Gain on marketable equity securities
                   reclassified to net loss when realized .......      (10,000)           --
               Foreign currency translation adjustments--net ....       (3,200)      (11,500)
                                                                     ---------     ---------
                   Comprehensive loss ...........................    $(123,000)    $ (20,200)
                                                                     =========     =========

         9. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of April 1, 2000 and January 1, 2000 and for the three months ended April 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                                 April 1,      January 1,
                                                                                                   2000           2000
                                                                                                   ----           ----
                                           ASSETS                                              (Unaudited)
Current Assets
   Cash and cash equivalents (including restricted cash) ...................................   $    19,100    $    18,200
   Notes and accounts receivable (less allowance for possible losses $19,500 and of $23,600)       172,500        179,500
   Inventories
      Finished Goods .......................................................................       436,600        421,900
      Work in process ......................................................................        81,200         94,100
      Materials and supplies ...............................................................        40,500         44,400
                                                                                               -----------    -----------
         Total inventories .................................................................       558,300        560,400
   Net assets of discontinued operations ...................................................        21,100         29,300
   Other ...................................................................................        16,700          6,600
                                                                                               -----------    -----------
         Total current assets ..............................................................       787,700        794,000
                                                                                               -----------    -----------
Property, Plant and Equipment ..............................................................       924,100        923,300
   Less accumulated depreciation ...........................................................       669,900        657,000
                                                                                               -----------    -----------
         Net property, plant and equipment .................................................       254,200        266,300
                                                                                               -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $358,300 and $352,100) .......................       625,000        631,200
   Investment in nondebtor subsidiaries ....................................................       222,300        220,300
   Receivable from nondebtor subsidiaries ..................................................        61,900         52,200
   Other ...................................................................................       107,400        117,800
                                                                                               -----------    -----------
         Total other assets ................................................................     1,016,600      1,021,500
                                                                                               -----------    -----------
                                                                                               $ 2,058,500    $ 2,081,800
                                                                                               ===========    ===========

                              LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Current maturities of long-term debt ....................................................   $   634,600    $   635,200
   Trade accounts payable ..................................................................        25,400          7,000
   Other accounts payable and accrued expenses .............................................       166,200        109,200
                                                                                               -----------    -----------
         Total current liabilities .........................................................       826,200        751,400
                                                                                               -----------    -----------
Noncurrent Liabilities
   Long-term debt ..........................................................................       565,500        556,300
   Net liabilities of discontinued operations ..............................................         7,500          9,400
   Payable to nondebtor subsidiaries .......................................................        29,100             --
   Other ...................................................................................        37,800         37,800
                                                                                               -----------    -----------
         Total noncurrent liabilities ......................................................       639,900        603,500
                                                                                               -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties .......................................................................       659,700        671,200
   Payable to nondebtor subsidiaries and affiliates ........................................       599,700        599,700
                                                                                               -----------    -----------
         Total liabilities subject to compromise ...........................................     1,259,400      1,270,900
                                                                                               -----------    -----------
Exchangeable Preferred Stock ...............................................................        71,700         71,700
                                                                                               -----------    -----------
Common Stockholder's Deficit ...............................................................      (738,700)      (615,700)
                                                                                               -----------    -----------
                                                                                               $ 2,058,500    $ 2,081,800
                                                                                               ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)

Net Sales
   Unrelated parties ...........................................................   $ 302,500
   Affiliates ..................................................................     226,200
                                                                                   ---------
                                                                                     528,700
                                                                                   ---------
Cost of Sales
   Unrelated parties ...........................................................     288,700
   Affiliates ..................................................................     267,900
                                                                                   ---------
                                                                                     556,600
                                                                                   ---------
      Gross loss ...............................................................     (27,900)
Selling, general and administrative expenses ...................................      45,700
Goodwill amortization ..........................................................       6,200
                                                                                   ---------
      Operating loss ...........................................................     (79,800)
Interest expense ...............................................................     (27,400)
Equity in earnings of nondebtor subsidiaries ...................................       2,000
Other income--net ..............................................................       9,400
                                                                                   ---------
      Loss from continuing operations before reorganization items and income tax
        provision ..............................................................     (95,800)
Reorganization items ...........................................................      (9,500)
                                                                                   ---------
      Loss from continuing operations before income tax provision ..............    (105,300)
Income tax provision ...........................................................       1,900
                                                                                   ---------
      Loss from continuing operations ..........................................    (107,200)
Discontinued operations
   Loss--Sports & Licensing operations .........................................      (2,600)
                                                                                   ---------
      Net loss .................................................................   $(109,800)
                                                                                   =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations .............................................    $(107,200)
   Adjustments to reconcile to net cash used for operating activities:
      Equity in earnings of nondebtor subsidiaries .............................       (2,000)
      Depreciation and amortization ............................................       24,900
      Decrease in working capital ..............................................       75,800
      Cash flows of discontinued operations ....................................        3,600
      Gain on sale of marketable equity securities .............................      (12,800)
      Other--net ...............................................................      (16,800)
                                                                                    ---------
        Net cash used for operating activities before reorganization items .....      (34,500)
      Net cash used for reorganization items:
        Professional fees paid .................................................       (1,000)
                                                                                    ---------
          Net cash used for operating activities ...............................      (35,500)
                                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................................       (1,800)
   Proceeds from sale of marketable equity securities ..........................       13,000
   Affiliate notes and accounts receivable .....................................       (9,700)
   Other--net ..................................................................       (2,400)
                                                                                    ---------
          Net cash used for investing activities ...............................         (900)
                                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ......................................................      329,600
   DIP financing payments ......................................................     (320,900)
   Affiliate notes and accounts payable ........................................       28,600
                                                                                    ---------
          Net cash provided by financing activities ............................       37,300
                                                                                    ---------
Net increase in cash and cash equivalents (including restricted cash) ..........          900
Cash and cash equivalents (including restricted cash) at beginning of period ...       18,200
                                                                                    ---------
Cash and cash equivalents (including restricted cash) at end of period .........    $  19,100
                                                                                    =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         10. The Company's 8 7/8% senior notes due April 2006 ("8 7/8% Senior Notes") are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal, wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations. There are currently no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

         The supplemental guarantor condensed consolidating financial statements present:

                  (a) Supplemental condensed consolidating balance sheets as of April 1, 2000 and January 1, 2000, and supplemental condensed consolidating summaries of operations and cash flows for the three months ended April 1, 2000 and April 3, 1999;

                  (b)  The non-guarantor subsidiaries combined;

                  (c) The Guarantor Subsidiaries combined, with investments in non-guarantor subsidiaries accounted for using the equity method and with net assets of discontinued operations segregated;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                            COMBINED      COMBINED                     ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR       FRUIT OF          AND
                                                          SUBSIDIARIES  SUBSIDIARIES  THE LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                          ------------  ------------  -------------- ----------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents
     (including restricted cash) ......................   $     9,600   $    11,000    $     9,900      $              $    30,500
   Notes and accounts receivable
     (less allowance for possible losses of $30,100) ..        58,900       177,700            400                         237,000
   Inventories
     Finished Goods ...................................        59,300       435,600             --                         494,900
     Work in process ..................................        12,800        89,900             --                         102,700
     Materials and supplies ...........................         6,400        40,500             --                          46,900
                                                          -----------   -----------    -----------      -----------    -----------
         Total inventories ............................        78,500       566,000             --                         644,500
   Net assets of discontinued operations ..............            --        21,100             --                          21,100
   Other ..............................................         4,100        33,600          4,000                          41,700
                                                          -----------   -----------    -----------      -----------    -----------
         Total current assets .........................       151,100       809,400         14,300                         974,800
                                                          -----------   -----------    -----------      -----------    -----------
Property, Plant and Equipment .........................       142,600       928,900          5,000                       1,076,500
Less accumulated depreciation .........................        69,400       670,500          2,200                         742,100
                                                          -----------   -----------    -----------      -----------    -----------
   Net property, plant and equipment ..................        73,200       258,400          2,800                         334,400
                                                          -----------   -----------    -----------      -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $358,300)            --        28,200        596,800                         625,000
   Affiliate notes and accounts receivable--net .......            --            --      1,266,700       (1,266,700)            --
   Investment in subsidiaries .........................            --       150,800             --         (150,800)            --
   Other ..............................................         2,300        53,900         53,400                         109,600
                                                          -----------   -----------    -----------      -----------    -----------
         Total other assets ...........................         2,300       232,900      1,916,900       (1,417,500)       734,600
                                                          -----------   -----------    -----------      -----------    -----------
                                                          $   226,600   $ 1,300,700    $ 1,934,000      $(1,417,500)   $ 2,043,800
                                                          ===========   ===========    ===========      ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt ...............   $       700   $        --    $   634,600      $              $   635,300
   Trade accounts payable .............................        10,200        27,500             --                          37,700
   Other accounts payable and accrued expenses ........        22,200       157,000         67,200                         246,400
                                                          -----------   -----------    -----------      -----------    -----------
         Total current liabilities ....................        33,100       184,500        701,800                         919,400
                                                          -----------   -----------    -----------      -----------    -----------
Noncurrent Liabilities
   Long-term debt .....................................        35,500        17,600        547,800                         600,900
   Losses in excess of investment in subsidiaries .....            --            --        921,100         (921,100)            --
   Net liabilities of discontinued operations .........            --         7,500             --                           7,500
   Notes and account payable - affiliates .............         7,100        50,400             --          (26,800)        30,700
   Other ..............................................           100        35,900          1,700                          37,700
                                                          -----------   -----------    -----------      -----------    -----------
         Total noncurrent liabilities .................        42,700       111,400      1,470,600         (947,900)       676,800
                                                          -----------   -----------    -----------      -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties ..................................            --       231,100        428,600                         659,700
   Affiliates .........................................            --     1,694,800             --       (1,239,900)       454,900
                                                          -----------   -----------    -----------      -----------    -----------
         Total liabilities subject to compromise ......            --     1,925,900        428,600       (1,239,900)     1,114,600
                                                          -----------   -----------    -----------      -----------    -----------
Preferred Stock .......................................            --            --         71,700                          71,700
                                                          -----------   -----------    -----------      -----------    -----------
Common Stockholder's Equity (Deficit) .................       150,800      (921,100)      (738,700)         770,300       (738,700)
                                                          -----------   -----------    -----------      -----------    -----------
                                                          $   226,600   $ 1,300,700    $ 1,934,000      $(1,417,500)   $ 2,043,800
                                                          ===========   ===========    ===========      ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                             COMBINED     COMBINED                     ELIMINATIONS
                                                          NON-GUARANTOR   GUARANTOR      FRUIT OF          AND
                                                           SUBSIDIARIES SUBSIDIARIES  THE LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                           ------------ ------------  -------------- ----------------  ------------
Net sales
   Unrelated parties .....................................   $  68,700    $ 306,200     $               $               $ 374,900
   Affiliates ............................................          --      237,200                       (11,000)        226,200
                                                             ---------    ---------     ---------       ---------       ---------
                                                                68,700      543,400                       (11,000)        601,100
                                                             ---------    ---------     ---------       ---------       ---------
Cost of sales
   Unrelated parties .....................................      53,000      300,100                                       353,100
   Affiliates ............................................          --      265,000                       (11,000)        254,000
                                                             ---------    ---------     ---------       ---------       ---------
                                                                53,000      565,100                       (11,000)        607,100
                                                             ---------    ---------     ---------       ---------       ---------
     Gross earnings (loss) ...............................      15,700      (21,700)                                       (6,000)
Selling, general and administrative expenses .............      13,600       45,300         4,700                          63,600
Goodwill amortization ....................................          --          300         5,900                           6,200
                                                             ---------    ---------     ---------       ---------       ---------
     Operating loss ......................................       2,100      (67,300)      (10,600)                        (75,800)
Interest expense .........................................        (700)        (200)      (27,200)          1,000         (27,100)
Affiliated interest income (expense) .....................        (600)     (41,100)       41,700                              --
Equity in losses of subsidiaries .........................          --       (1,700)      (99,600)        101,300              --
Other income (expense)--net ..............................      (2,100)      12,600        (4,600)                          5,900
                                                             ---------    ---------     ---------       ---------       ---------
     Loss from continuing operations before reorganization
         items and income tax provision ..................      (1,300)     (97,700)     (100,300)        102,300         (97,000)
Reorganization items .....................................          --           --        (9,500)                         (9,500)
                                                             ---------    ---------     ---------       ---------       ---------
     Loss from continuing operations before
         income tax provision ............................      (1,300)     (97,700)     (109,800)        102,300        (106,500)
Income tax provision .....................................         400          300            --                             700
                                                             ---------    ---------     ---------       ---------       ---------
     Loss from continuing operations .....................      (1,700)     (98,000)     (109,800)        102,300        (107,200)
Discontinued operations:
   Loss - Sports & Licensing operations ..................          --       (1,600)           --          (1,000)         (2,600)
                                                             ---------    ---------     ---------       ---------       ---------
     Net earnings (loss) .................................   $  (1,700)   $ (99,600)    $(109,800)      $ 101,300       $(109,800)
                                                             =========    =========     =========       =========       =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                              COMBINED       COMBINED     FRUIT OF      ELIMINATIONS
                                                            NON-GUARANTOR   GUARANTOR       THE              AND
                                                             SUBSIDIARIES  SUBSIDIARIES  LOOM, INC.   RECLASSIFICATION  CONSOLIDATED
                                                             ------------  ------------  ----------   ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations .........................   $  (1,700)    $(98,000)    $(109,800)      $ 102,300    $(107,200)
   Adjustments to reconcile to net cash used
    for operating activities:
     Equity in losses of subsidiaries ......................        --          1,700        99,600        (101,300)          --
     Depreciation and amortization .........................       2,700       16,200         8,700                       27,600
     Decrease (increase) in working capital ................     (19,900)      41,900        27,900                       49,900
     Cash flows of discontinued operations .................        --          4,600            --          (1,000)       3,600
     Gain on sale of marketable equity securities ..........        --        (12,800)           --                      (12,800)
     Other--net ............................................      (1,900)     (11,400)       (2,000)                     (15,300)
                                                               ---------    ---------     ---------       ---------    ---------
       Net cash used for operating activities
         before reorganization items .......................     (20,800)     (57,800)       24,400                      (54,200)
     Net cash used for reorganization items ................        --           --          (1,000)                      (1,000)
                                                               ---------    ---------     ---------       ---------    ---------
             Net cash used for operating activities ........     (20,800)     (57,800)       23,400            --        (55,200)
                                                               ---------    ---------     ---------       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ....................................        (200)      (1,700)           --                       (1,900)
   Proceeds from sale of marketable equity securities ......        --         13,000            --                       13,000
   Affiliate notes and accounts receivable .................       4,300       (7,100)      (31,100)         33,900         --
   Other--net ..............................................         200       (2,600)           --                       (2,400)
                                                               ---------    ---------     ---------       ---------    ---------
             Net cash provided by (used for) investing
               activities ..................................       4,300        1,600       (31,100)         33,900        8,700
                                                               ---------    ---------     ---------       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ..................................        --           --         329,600                      329,600
   DIP financing payments ..................................        --           --        (320,900)                    (320,900)
   Principal payments on
     long-term debt and capital leases .....................        (100)        --              --                         (100)
   Affiliate notes and accounts payable ....................       7,100       56,900            --         (33,900)      30,100
                                                               ---------    ---------     ---------       ---------    ---------
             Net cash provided by financing activities .....       7,000       56,900         8,700         (33,900)      38,700
                                                               ---------    ---------     ---------       ---------    ---------

Net increase in Cash and cash equivalents (including
   restricted cash) ........................................      (9,500)         700         1,000            --         (7,800)
Cash and cash equivalents (including restricted cash)
   at beginning of period ..................................      19,100       10,300         8,900                       38,300
                                                               ---------    ---------     ---------       ---------    ---------
Cash and cash equivalents (including restricted cash)
   at end of period ........................................   $   9,600    $  11,000     $   9,900       $    --      $  30,500
                                                               =========    =========     =========       =========    =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JANUARY 1, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                            COMBINED      COMBINED     FRUIT OF     ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR        THE           AND
ASSETS                                                    SUBSIDIARIES  SUBSIDIARIES   LOOM, INC.  RECLASSIFICATION   CONSOLIDATED
                                                          ------------  ------------   ----------  ----------------   ------------
Current Assets
   Cash and cash equivalents
     (including restricted cash) ......................   $    19,100   $    10,300    $     8,900    $                 $    38,300
   Notes and accounts receivable
   (less allowance for possible losses of $35,000) ....        43,300       187,000            200                          230,500
   Inventories
     Finished Goods ...................................        59,800       417,500           --                            477,300
     Work in process ..................................        10,000       104,800           --                            114,800
     Materials and supplies ...........................         7,200        44,400           --                             51,600
                                                          -----------   -----------    -----------    -----------       -----------
         Total inventories ............................        77,000       566,700           --                            643,700
   Net assets of discontinued operations ..............          --          29,300           --                             29,300
   Other ..............................................         2,200        21,100          4,300                           27,600
                                                          -----------   -----------    -----------    -----------       -----------
         Total current assets .........................       141,600       814,400         13,400                          969,400
                                                          -----------   -----------    -----------    -----------       -----------
Property, Plant and Equipment .........................       162,100       928,100          5,000                        1,095,200
Less accumulated depreciation .........................        84,400       657,600          2,100                          744,100
                                                          -----------   -----------    -----------    -----------       -----------
   Net property, plant and equipment ..................        77,700       270,500          2,900                          351,100
                                                          -----------   -----------    -----------    -----------       -----------
Other Assets
   Goodwill (less accumulated amortization of $352,100)          --          28,500        602,700                          631,200
   Affiliate notes and accounts receivable--net .......         4,300          --        1,235,600     (1,239,900)             --
   Investment in subsidiaries .........................          --         154,200           --         (154,200)             --
   Other ..............................................         2,000        62,900         55,000                          119,900
                                                          -----------   -----------    -----------    -----------       -----------
         Total other assets ...........................         6,300       245,600      1,893,300     (1,394,100)          751,100
                                                          -----------   -----------    -----------    -----------       -----------
                                                          $   225,600   $ 1,330,500    $ 1,909,600    $(1,394,100)      $ 2,071,600
                                                          ===========   ===========    ===========    ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt ...............   $       700   $      --      $   635,100    $                 $   635,800
   Trade accounts payable .............................         9,800         8,100           --                             17,900
   Other accounts payable and accrued expenses ........        23,600       130,500         40,900                          195,000
                                                          -----------   -----------    -----------    -----------       -----------
         Total current liabilities ....................        34,100       138,600        676,000                          848,700
                                                          -----------   -----------    -----------    -----------       -----------
Noncurrent Liabilities
   Long-term debt .....................................        37,200        18,000        538,300                          593,500
   Losses in excess of investment in subsidiaries .....          --            --          807,800       (807,800)             --
   Net liabilities of discontinued operations .........          --           9,400           --                              9,400
   Other ..............................................           100        35,900          1,900                           37,900
                                                          -----------   -----------    -----------    -----------       -----------
         Total noncurrent liabilities .................        37,300        63,300      1,348,000       (807,800)          640,800
                                                          -----------   -----------    -----------    -----------       -----------
Liabilities Subject to Compromise
   Unrelated parties ..................................          --         241,600        429,600                          671,200
   Affiliates .........................................          --       1,694,800           --       (1,239,900)          454,900
                                                          -----------   -----------    -----------    -----------       -----------
         Total liabilities subject to compromise ......          --       1,936,400        429,600     (1,239,900)        1,126,100
                                                          -----------   -----------    -----------    -----------       -----------
Preferred Stock .......................................          --            --           71,700                           71,700
                                                          -----------   -----------    -----------    -----------       -----------
Common Stockholder's Equity (Deficit) .................       154,200      (807,800)      (615,700)       653,600          (615,700)
                                                          -----------   -----------    -----------    -----------       -----------
                                                          $   225,600   $ 1,330,500    $ 1,909,600    $(1,394,100)      $ 2,071,600
                                                          ===========   ===========    ===========    ===========       ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 3, 1999
                            (IN THOUSANDS OF DOLLARS)


                                                         COMBINED      COMBINED     FRUIT OF       ELIMINATIONS
                                                       NON-GUARANTOR  GUARANTOR        THE             AND
                                                       SUBSIDIARIES  SUBSIDIARIES   LOOM, INC.    RECLASSIFICATION  CONSOLIDATED
                                                       ------------  ------------   ----------    ----------------  ------------
Net sales
   Unrelated parties.................................   $  78,500     $   292,100  $             $                   $   370,600
   Affiliates........................................          --           6,500                      (6,500)                --
                                                        ---------     -----------  ------------  -------------       -----------
                                                           78,500         298,600                      (6,500)           370,600
                                                        ---------     -----------  ------------  -------------       -----------
Cost of sales
   Unrelated parties.................................      56,600         229,600                                        286,200
   Affiliates........................................          --           6,500                      (6,500)                --
                                                        ---------     -----------  ------------  -------------       -----------
                                                           56,600         236,100                      (6,500)           286,200
                                                        ---------     -----------  ------------  -------------       -----------
     Gross earnings..................................      21,900          62,500                                         84,400
Selling, general and administrative expenses.........      15,000          47,800         5,500                           68,300
Goodwill amortization................................          --             200         5,900                            6,100
                                                        ---------     -----------  ------------  ------------        -----------
     Operating earnings (loss).......................       6,900          14,500       (11,400)                          10,000
Interest expense.....................................      (1,000)           (100)      (20,500)        1,000            (20,600)
Affiliated interest income (expense).................        (200)        (21,800)       22,000                               --
Equity in earnings (loss) of subsidiaries............          --           5,000        (1,900)       (3,100)                --
Other income (expense)--net..........................        (500)          2,900         3,100                            5,500
                                                        ----------    -----------  ------------  ------------        -----------
     Earnings (loss) from continuing operations
         before income tax provision.................       5,200             500        (8,700)       (2,100)            (5,100)
Income tax provision.................................         200            (700)           --                             (500)
                                                        ---------     ------------ ------------  ------------        ------------
     Earnings (loss) from continuing operations......       5,000           1,200        (8,700)       (2,100)            (4,600)
Discontinued operations:
   Earnings - Sports & Licensing operations..........          --          (3,100)           --        (1,000)            (4,100)
                                                        ---------     ------------ ------------  -------------       ------------
     Net earnings (loss).............................   $   5,000     $    (1,900) $     (8,700) $     (3,100)       $    (8,700)
                                                        =========     ============ ============= =============       ============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 3, 1999
                            (IN THOUSANDS OF DOLLARS)


                                                            COMBINED      COMBINED    FRUIT OF    ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR      THE            AND
                                                          SUBSIDIARIES  SUBSIDIARIES  LOOM, INC.  RECLASSIFICATION   CONSOLIDATED
                                                         -------------  ------------  ----------  ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Earnings (loss) from continuing operations ...........  $   5,000    $   1,200    $  (8,700)     $  (2,100)         $   (4,600)
   Adjustments to reconcile to net cash used for
    operating activities:
     Equity in (earnings) loss of subsidiaries ..........       --         (5,000)       1,900          3,100                  --
     Depreciation and amortization ......................      3,300       19,500        7,200                             30,000
     Deferred income tax provision ......................       --          1,700         --                                1,700
     Increase in working capital ........................     (8,900)     (91,300)      23,400                            (76,800)
     Cash flows of discontinued operations ..............       --         (3,800)        --           (1,000)             (4,800)
     Other -- net .......................................     (7,200)     (15,100)      (3,900)                           (26,200)
                                                           ---------    ---------    ---------      ---------         -----------
       Net cash provided by (used for) operating
          activities ....................................     (7,800)     (92,800)      19,900           --               (80,700)
                                                           ---------    ---------    ---------      ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .................................       (600)      (5,900)        --                               (6,500)
   Affiliate notes and accounts receivable ..............     14,800         --       (134,200)       119,400                  --
   Other--net ...........................................     (6,800)      (3,800)        --                              (10,600)
                                                           ---------    ---------    ---------      ---------         -----------
       Net cash provided by (used for) investing
          activities ....................................      7,400       (9,700)    (134,200)       119,400             (17,100)
                                                           ---------    ---------    ---------      ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt .............       --           --        239,700                            239,700
   Proceeds under line-of-credit agreements .............      8,600         --        181,100                            189,700
   Payments under line-of-credit agreements .............     (6,500)        --       (296,000)                          (302,500)
   Principal payments on long-term debt and
     capital leases .....................................       (100)        --        (10,000)                           (10,100)
   Affiliate notes and accounts payable .................       --        119,400         --         (119,400)                 --
                                                           ---------    ---------    ---------      ---------         -----------
       Net cash used for financing activities ...........      2,000      119,400      114,800       (119,400)            116,800
                                                           ---------    ---------    ---------      ---------         -----------
Net decrease in cash and cash equivalents (including
   restricted cash) .....................................      1,600       16,900          500                             19,000
Cash and cash equivalents (including restricted cash)
   at beginning of period ...............................      1,800       (2,000)       1,600                              1,400
                                                           ---------    ---------    ---------      ---------         -----------
Cash and cash equivalents (including restricted cash)
   at end of period .....................................  $   3,400    $  14,900    $   2,100      $    --           $    20,400
                                                           =========    =========    =========      =========         ===========

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

         On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000.

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

         On December 29, 1999, the Debtors filed voluntary petitions for relief under Chapter 11 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. For further discussion of the Chapter 11 cases, see Notes to Condensed Consolidated Financial Statements.

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

         The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see LIQUIDITY AND CAPITAL RESOURCES and Notes to Condensed Consolidated Financial Statements). As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended April 1, 2000 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. No amounts were charged to results of operations during the first quarter of 2000 or the first quarter of 1999 related to the above noted special charges.

 First Quarter of 2000 versus First Quarter of 1999

         The table below sets forth selected operating data for the Company (in millions of dollars and as percentages of net sales).

                                                        THREE MONTHS ENDED
                                                     -------------------------
                                                     APRIL 1,         APRIL 3,
                                                       2000             1999
                                                       ----             ----

           Net sales............................    $  601.1        $  370.6
           Gross earnings (loss)................        (6.0)           84.4
           Gross margin.........................        (1.0%)          22.8%
           Operating earnings (loss)............       (75.8)           10.0
           Operating margin.....................       (12.6%)           2.7%


         The table below sets forth selected operating data for the Company on sales to unrelated parties (in millions of dollars and as percentages of net sales).

                                                        THREE MONTHS ENDED
                                                     -------------------------
                                                     APRIL 1,         APRIL 3,
                                                       2000             1999
                                                       ----             ----

           Net sales...........................     $  374.9           $370.6
           Gross earnings......................         21.8             84.4
           Gross margin........................          5.8%            22.8%
           Operating earnings (loss)...........        (48.0)            10.0
           Operating margin....................        (12.8%)            2.7%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Net sales increased $230,500,000 in the first quarter of 2000 compared to the first quarter of 1999; however, net sales to unrelated parties increased $4,300,000 or 1.2% in the first quarter of 2000 compared to the first quarter of 1999. Retail product sales increased $10,500,000 or 5.7% over the first quarter of 1999. Casualwear jersey sales increased $6,500,000 or 32.3% over the first quarter of 1999 due to strong demand at a major customer. Men's and boys' underwear sales increased by $4,700,000 or 4.1% over the first quarter of 1999. Childrenswear and international retail products also experienced increases in sales in the first quarter of 2000. These increases were partially offset by decreases in sales of intimate apparel in the first quarter of 2000 which resulted from reduced point of sale at retail and reduction in product offerings. Activewear sales increased $14,400,000 or 13.1% in the first quarter of 2000 and reflect favorable market conditions for T-shirts and improved product availability in the first quarter of 2000 compared to the first quarter of 1999. The activewear volume increases more than offset a decrease in selling prices in the first quarter of 2000 as compared to the first quarter of 1999; however, activewear prices increased in the first quarter of 2000 compared to the fourth quarter of 1999. European sales declined $10,700,000 or 16.5% in the first quarter of 2000 compared to the first quarter of 1999 due primarily to price decreases on retail products and lower volume of retail products. The reduction in retail volume reflected the continuing impact of the Company's decision to pursue the up-market retail channel in 1999. The European sales decline was partially offset by additional sales of closeouts. Closeouts accounted for approximately 59% of European retail sales in the first quarter of 2000.

         Segment net sales were as follows (in millions of dollars).


                                                        THREE MONTHS ENDED
                                                     -------------------------
                                                     APRIL 1,         APRIL 3,
                                                       2000             1999
                                                       ----             ----

            NET SALES
            Retail Products........................ $  195.7         $ 185.2
            Activewear.............................    124.5           110.1
            Europe.................................     54.2            64.9
            Other..................................      0.5            10.4
                                                    --------         -------
              Subtotal -- Unrelated parties........    374.9           370.6
              Affiliates...........................    226.2             --
                                                    --------         -------
              Total................................ $  601.1         $ 370.6
                                                    ========         =======


         Gross earnings decreased $90,400,000 in the first quarter of 2000 compared to the first quarter of 1999. Gross earnings, however, on sales to unrelated parties decreased $62,600,000 or 74.2% in the first quarter of 2000 compared to the first quarter of 1999. Gross margin on sales to unrelated parties declined 17.0 percentage points to 5.8% of sales for the first quarter of 2000. Higher production costs accounted for $53,400,000 of the decline and price decreases (principally domestic activewear) aggregated $6,100,000. Amounts charged to cost of sales in the first quarter of 2000 represent costs incurred in the third quarter of 1999 when the inventory that was sold in the first quarter of 2000 was manufactured. Management believes production costs in the first quarter of 2000 were significantly less than the manufacturing costs incurred in the third quarter of 1999. Accordingly, the Company expects an improvement in gross margin in the third quarter of 2000 after the effect of higher production and inventory costs are charged to cost of sales in the first half of 2000. In addition, the Company provided an additional $6,500,000 for physical inventory losses in the first quarter of 2000 as compared to the first quarter of 1999 based upon full year 1999 physical inventory results. These decreases were partially offset by additional sales volume which increased gross earnings by $6,800,000 in the first quarter of 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company experienced an operating loss in the first quarter of 2000 on sales to unrelated parties of $48,000,000 compared to operating earnings on sales to unrelated parties of $10,000,000 in the first quarter of 1999. Offsetting the decrease in gross earnings were lower selling, general, and administrative expenses of $4,700,000 in the first quarter of 2000 compared to the first quarter of 1999, principally due to expenditures for Y2K remediation in 1999 and lower advertising and promotion and office expenses in 2000. In addition, the consolidation of the Company's sales and marketing organization resulted in lower selling, general and administrative expenses in the first quarter of 2000. Selling, general and administrative expenses as a percent of net sales decreased 1.4 percentage points to 17.0% in the first quarter of 2000.

         Segment operating earnings were as follows (in millions of dollars).


                                                        THREE MONTHS ENDED
                                                     -------------------------
                                                     APRIL 1,         APRIL 3,
                                                      2000             1999
                                                      ----             ----

           OPERATING EARNINGS (LOSS)
           Retail Products.........................   $    (26.2)    $    6.6
           Activewear..............................        (22.2)        (3.3)
           Europe..................................          2.3          7.7
           Other...................................          4.3          5.2
           Goodwill................................         (6.2)        (6.2)
                                                      ----------     ---------
               Operating earnings (loss)--
                 Unrelated parties.................        (48.0)        10.0
           Affiliates..............................        (27.8)         --
                                                      ----------     ---------

                                                      $    (75.8)    $   10.0
                                                      ==========     =========


         Interest expense increased $6,500,000 to $27,100,000 in the first quarter of 2000 compared to the first quarter of 1999. The increase reflected a higher average interest rate. The Company also had a higher average borrowing level in the first quarter of 2000. The higher average borrowing level in the first quarter of 2000 reflected the elimination of the Company's accounts receivable securitization in the fourth quarter of 1999. Although the average borrowing level was higher in the first quarter of 2000 as compared to the first quarter of 1999, the Company did not record interest on $248,500,000 of unsecured 87/8% senior notes (the "Unsecured Notes") in the first quarter of 2000 in accordance with SOP 90-7. The Unsecured Notes are included in Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheet.

         Other income-net in the first quarter of 2000 increased $400,000 compared to the first quarter of 1999. Principal components of net other income in the first quarter of 2000 included a $12,800,000 gain on the sale of marketable equity securities partially offset by bank fees of $2,900,000, unfavorable currency translation of $2,100,000 and adequate protection payments (interest payments) in the amount of $1,200,000 related to the guarantee of personal indebtedness of the Company's former Chairman. Principal components of net other income in the first quarter of 1999 included a $3,900,000 gain on previously settled litigation, a $3,500,000 gain on marketable equity securities and a $2,200,000 gain on the sale of property, plant and equipment. These favorable impacts were partially offset by asset securitization expense of $2,400,000 and bank fees (including amortization) of $1,900,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items in the first quarter of 2000 aggregated $9,500,000 and consisted of professional fees, including legal, accounting and other services provided to the Company during the Chapter 11 cases.

         The Company's income tax provision for the first quarter of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the first quarter of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years. No future tax benefit was recorded in the first quarter of 2000 due to the Company's present inability under the Chapter 11 cases to implement certain income tax planning strategies and the expected operating loss for 2000.

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

         The Company's effective income tax rate of 9.8% for the first quarter of 1999 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50%-65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability, based on eligible accounts receivable and inventory, under the DIP Facility at May 5, 2000 was $258,400,000.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on June 30, 2001. The DIP Facility is secured by substantially all of the assets of FTL, Ltd. and its subsidiaries and a perfected pledge of stock of substantially all FTL, Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined, limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures to a maximum of $46,000,000. The Company expects to submit a reorganization plan prior to the expiration of the DIP Facility. A component of that plan will be a financing agreement to succeed the DIP Facility.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Cash used for operating activities totaling $55,200,000 in the first quarter of 2000 and $80,700,000 in the first quarter of 1999 largely reflected the Company's seasonal build in inventory. In addition, in the first quarter of 1999, the Company repaid $55,900,000 of excess amounts advanced at January 2, 1999 by the ultimate purchaser of accounts receivables in connection with the Company's accounts receivable securitization. This amount was included in accounts payable at January 2, 1999.

         In the first quarter of 2000, the primary factors in reconciling from the loss from continuing operations of $107,200,000 to cash used for operating activities of $55,200,000 were a decrease in working capital of $49,900,000 and depreciation and amortization of $27,600,000, partially offset by a gain on the sale of marketable equity securities of $12,800,000. Cash flows provided by discontinued operations aggregated 3,600,000 in the first quarter of 2000.

         In the first quarter of 1999, the primary factors in reconciling from the loss from continuing operations of $4,600,000 to cash used for operating activities totaling $80,700,000 were an increase in working capital of $76,800,000 and currency translation of $7,600,000, partially offset by depreciation and amortization of $30,000,000. Cash flows from discontinued operations represented a use of $4,800,000 in the first quarter of 1999.

         Net cash provided by investing activities in the first quarter of 2000 was $8,700,000 compared with cash used for investing activities totaling $17,100,000 in the first quarter of 1999. Capital expenditures were lower ($1,900,000 in the first quarter of 2000 compared with $6,500,000 in the first quarter of 1999). In addition, proceeds from the sale of marketable equity securities aggregated $13,000,000 in the quarter of 2000. Net cash used for investing activities in the first quarter of 1999 included payments of $8,400,000 under the minimum value guarantee provision of the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $36,000,000 in 2000.

         Net cash provided by financing activities was $38,700,000 in the first quarter of 2000 (consisting of net proceeds from DIP financing and an increase in affiliate notes and accounts payable), compared with net cash provided by financing activities of $116,800,000 in the first quarter of 1999 due to the unfavorable operating and investing cash flows and to cash retained.

         In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at April 1, 2000. Under the agreement, approximately $205,200,000 of eligible receivables at April 3, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $175,000,000 from the ultimate purchaser outstanding at April 3, 1999 were used to reduce borrowings under the Company's revolving lines of credit.

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

         The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. The Company is in default under the debt instruments.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

3(a)* Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

3(b)* By-Laws of the Company (incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-2, Reg. No. 33-8303).

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

4(c)* First Amendment to Credit Agreement dated March 26, 1998; Second Amendment to Credit Agreement dated July 2, 1998; Third Amendment to Credit Agreement date December 31, 1998; Fourth Amendment to Credit Agreement dated March 10, 1999; Second Amended and Restated Pledge Agreement dated March 10, 1999 related to the Credit Agreement; and Bond Pledge Agreement dated March 10, 1999 related to the Credit Agreement (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

4(d)* Indenture dated as of March 25, 1999, among Fruit of the Loom, Inc., as issuer, Fruit of the Loom, Ltd., as guarantor, certain subsidiaries of Fruit of the Loom, Inc., as guarantors, and The Bank of New York, as trustee of the 87/8% Senior Notes due 2006 (incorporated herein by reference to exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4(e)* Fifth Amendment to Credit Agreement dated July 20, 1999 (incorporated herein by reference exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).

4(f)*   Security Agreement dated March 10, 1999 (incorporated by reference to
        Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(g)* First Amendment to Security Agreement dated July 20, 1999 (incorporated by reference to Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(h)* Sixth Amendment to Credit Agreement and Limited Waiver dated October 13, 1999 (incorporated by reference to Exhibit 4(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

A.      EXHIBITS (CONTINUED)

4(i)* Loan and Security Agreement dated as of October 29, 1999, among the financial institutions from time to time parties thereto (the "Lenders"), Bank of America, National Association as administrative "Agent" for the Lenders, Banc of America Securities LLC, as "Syndication Agent", and FTL Receivables Company, as "Borrower" (incorporated by reference to Exhibit 4(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(j)* $625,000,000 Debtor-in-Possession Credit Facility dated as of December 29, 1999, with Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1999).

27      Financial Data Schedule.

*       Previously filed.

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

B.  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended April 1, 2000.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FRUIT OF THE LOOM, INC.
                                                   (Registrant)

                                      /s/         G. WILLIAM NEWTON
                                     -------------------------------------------
                                                  G. William Newton
                                                Vice President Finance
                                           and Acting Chief Financial Officer
                                       (Principal Financial Officer and duly
                                     authorized to sign on behalf of Registrant)


Date: May 16, 2000