Form 10-Q
period 2000-07-01
FRUIT OF THE LOOM INC /DE/
filed 2000-08-15
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM       TO
                                            -------  -------

                          COMMISSION FILE NUMBER 1-8941

                             FRUIT OF THE LOOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    36-3361804
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

                               Yes [X]    No  [ ]

Common shares outstanding at August 14, 2000: 66,905,348 Class A Common Shares, $.01 par value and 5,229,421 shares of the Registrant's Preferred Stock, $.01 par value (the Common and Preferred Stock is privately owned and not traded on a public market).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page no.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheet--July 1, 2000 (Unaudited)
                      and January 1, 2000.......................................................        2
                    Condensed Consolidated Statement of Operations (Unaudited) for the
                      Three and Six Months Ended July  1, 2000 and July  3, 1999................        3
                    Condensed Consolidated Statement of Cash Flows (Unaudited) for the
                      Six Months Ended July  1, 2000 and July  3, 1999..........................        4
                    Notes to Condensed Consolidated Financial Statements (Unaudited)............        5
         Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.....................................................       27

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K............................................       37


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                JULY 1,       JANUARY 1,
                                                                                 2000           2000
                                                                             -----------    -----------
                                                                             (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash) .................   $    48,200    $    38,300
   Notes and accounts receivable (less allowance for possible
     losses of $36,000 and $35,000, respectively) ........................       263,800        230,500
   Inventories
     Finished goods ......................................................       474,000        477,300
     Work in process .....................................................        96,000        114,800
     Materials and supplies ..............................................        44,000         51,600
                                                                             -----------    -----------
         Total inventories ...............................................       614,000        643,700
   Net assets of discontinued operations .................................         3,800         29,300
   Other .................................................................        46,900         27,600
                                                                             -----------    -----------
         Total current assets ............................................       976,700        969,400
                                                                             -----------    -----------
   Property, Plant and Equipment .........................................     1,071,000      1,095,200
     Less accumulated depreciation .......................................       753,400        744,100
                                                                             -----------    -----------
         Net property, plant and equipment ...............................       317,600        351,100
                                                                             -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $364,400 and
     $352,100, respectively) .............................................       618,900        631,200
   Other .................................................................       102,100        119,900
                                                                             -----------    -----------
         Total other assets ..............................................       721,000        751,100
                                                                             -----------    -----------
                                                                             $ 2,015,300    $ 2,071,600
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt ..................................   $   644,600    $   635,800
   Trade accounts payable ................................................        38,300         17,900
   Other accounts payable and accrued expenses ...........................       265,500        195,000
                                                                             -----------    -----------
         Total current liabilities .......................................       948,400        848,700
                                                                             -----------    -----------
Noncurrent Liabilities
   Long-term debt ........................................................       605,700        593,500
   Net liabilities of discontinued operations ............................         6,900          9,400
   Notes and accounts payable -- affiliates ..............................        62,700           --
   Other .................................................................        26,300         37,900
                                                                             -----------    -----------
         Total noncurrent liabilities ....................................       701,600        640,800
                                                                             -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties .....................................................       662,700        671,200
   Affiliates ............................................................       454,900        454,900
                                                                             -----------    -----------
         Total liabilities subject to compromise .........................     1,117,600      1,126,100
                                                                             -----------    -----------
Preferred Stock ..........................................................        71,700         71,700
                                                                             -----------    -----------
Common Stockholders' Deficit .............................................      (824,000)      (615,700)
                                                                             -----------    -----------
                                                                             $ 2,015,300    $ 2,071,600
                                                                             ===========    ===========


                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   ------------------        ----------------
                                                                    JULY 1,   JULY 3,      JULY 1,      JULY 3,
                                                                    2000       1999          2000        1999
                                                                    ----       ----          ----        ----
Net sales
    Unrelated parties........................................  $   446,000  $  517,700   $  820,900     888,300
    Affiliates...............................................      231,500          --      457,700          --
                                                               -----------  ----------   ----------  ----------
                                                                   677,500     517,700    1,278,600     888,300
                                                               -----------  ----------   ----------  ----------

Cost of sales
    Unrelated parties........................................      391,300     399,300      744,400     685,500
    Affiliates...............................................      257,700          --      511,700          --
                                                               -----------  ----------   ----------  ----------
                                                                   649,000     399,300    1,256,100     685,500
                                                               -----------  ----------   ----------  ----------
       Gross earnings........................................       28,500     118,400       22,500     202,800
Selling, general and administrative expenses.................       60,000      85,600      123,600     153,900
Goodwill amortization........................................        6,100       6,200       12,300      12,300
                                                               -----------  ----------   ----------  ----------
       Operating earnings (loss).............................      (37,600)     26,600     (113,400)     36,600
Interest expense.............................................      (31,300)    (24,200)     (60,600)    (45,200)
Other (expenses) income-net..................................       (3,000)      2,900        5,100       8,800
                                                               ------------ ----------   ----------  ----------
       Earnings (loss) from continuing operations before
         reorganization items and income tax provision.......      (71,900)      5,300     (168,900)        200
Reorganization items.........................................       (9,500)         --      (19,000)         --
                                                               ------------ ----------   ----------- ----------
       Earnings (loss) from continuing operations before
         income tax provision................................      (81,400)      5,300     (187,900)        200
Income tax provision.........................................          700          --        1,400        (500)
                                                               -----------  ----------   ----------  -----------
       Earnings (loss) from continuing operations............      (82,100)      5,300     (189,300)        700
Discontinued operations:
    Loss from Sports & Licensing operations..................           --      (6,800)      (2,600)    (10,900)
                                                               -----------  -----------  ----------- -----------
       Net loss..............................................  $   (82,100) $   (1,500)  $ (191,900) $  (10,200)
                                                               ============ ===========  =========== ===========




                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                SIX MONTHS ENDED
                                                              JULY 1,       JULY 3,
                                                                2000          1999
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Earnings (loss) from continuing operations ............   $(189,300)   $     700
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization ......................      54,800       59,900
      Deferred income tax provision ......................        --         (7,300)
      Decrease (increase) in working capital .............      67,300      (68,900)
      Cash flows of discontinued operations ..............      20,300      (35,100)
      Gain on marketable equity securities ...............     (15,800)      (3,900)
      Other--net .........................................     (13,000)     (39,300)
                                                             ---------    ---------
         Net operating cash flows before
         reorganization items ............................     (75,700)     (93,900)
      Net cash used for reorganization items:
         Professional fees paid ..........................      (9,100)        --
                                                             ---------    ---------
           Net operating cash flows ......................     (84,800)     (93,900)
                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ..................................      (4,700)     (21,700)
   Proceeds from sale of marketable equity securities ....      14,100        2,500
   Proceeds from sale of property, plant and equipment ...       2,000       18,200
   Other--net ............................................      (1,000)     (16,700)
                                                             ---------    ---------
           Net investing cash flows ......................      10,400      (17,700)
                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ................................     703,400         --
   DIP financing payments ................................    (680,800)        --
   Proceeds from issuance of long-term debt ..............        --        240,200
   Proceeds under line-of-credit agreements ..............        --        546,300
   Payments under line-of-credit agreements ..............        --       (425,100)
   Principal payments on long-term debt and capital leases        (300)    (231,300)
   Affiliate notes and accounts payable ..................      62,000         --
   Preferred dividends ...................................        --           (300)
                                                             ---------    ---------
           Net financing cash flows ......................      84,300      129,800
                                                             ---------    ---------
Net increase in Cash and cash
   equivalents (including restricted cash) ...............       9,900       18,200
Cash and cash equivalents (including restricted
   cash) at beginning of period ..........................      38,300        1,400
                                                             ---------    ---------
Cash and cash equivalents (including restricted
    cash) at end of period ...............................   $  48,200    $  19,600
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

         The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and six months ended July 1, 2000 are not necessarily indicative of results that may be expected for the full year. Certain prior year and first quarter amounts have been reclassified to conform with the current year presentation.

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

         The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at July 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. reported losses throughout 1999 and in the first six months of 2000, the preferred stock participation is limited to the fixed preferred dividends. The Company ceased recording dividends on the FTL, Inc. Preferred Stock as of the date FTL, Inc.'s bankruptcy case commenced since it is an unsecured obligation.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         2. CHAPTER 11 FILING. On December 29, 1999 (the "Petition Date"), FTL, Inc., its parent and 32 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 ("Chapter 11"), Title 11 of the United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL, Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because FTL, Inc. currently is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL, Inc. continue to govern and manage the operations of the Company, subject to the supervision and orders of the Bankruptcy Court.

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

         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization which would contemplate emergence in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or if confirmed, that such plan will be consummated. FTL, Inc. had the exclusive right to file a plan of reorganization through April 27, 2000. The Bankruptcy Court granted an extension of the exclusivity period through October 31, 2000 due to the magnitude of the Company's operations and the complexity of the plan formulation process. After the expiration of the exclusivity period (unless such period is further extended by order of the Bankruptcy Court), creditors will have the right to propose reorganization plans.

         The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. At this time it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

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

         LIABILITIES SUBJECT TO COMPROMISE. In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 cases have been segregated and classified in the consolidated balance sheets as liabilities subject to compromise under reorganization proceedings. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                          JULY 1,     JANUARY 1,
                                                           2000          2000
                                                           ----          ----
                                                       (IN THOUSANDS OF DOLLARS)

         8.875% Unsecured Senior Notes.............  $    248,500     $  248,500
         Trade accounts payable....................       105,600        113,100
         Environmental and product liability.......        34,500         35,400
         Accrued severance.........................        27,400         27,400
         Deferred compensation accrual.............        14,100         16,400
         Other.....................................       232,600        230,400
                                                     ------------     ----------
                                                     $    662,700     $  671,200
                                                     ============     ==========

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

         3. No dividends were declared on the Company's common stock for the six-month periods ended July 1, 2000 and July 3, 1999. Management of the Company believes that no dividends will be declared on the Company's common stock while the Company's Chapter 11 cases are pending.

         4. The Company's income tax provision for the second quarter and first six months of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the second quarter and first six months of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years, is unable under the Chapter 11 cases to implement certain income tax planning strategies and expects an operating loss for 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

         The Company's effective income tax benefit for the first six months of 1999 reflected a provision projected for the full year for interest on prior years' U.S. Federal income taxes and goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

         5. On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. The assets of Pro Player to be sold consist primarily of accounts receivable, inventories, property, plant and equipment and intangibles. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in the year ended January 1, 2000 for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the estimated phase-out period from February 24, 2000 through August 24, 2000. The Company currently estimates the phase-out period will continue until the end of the third quarter.

         Operating results for Pro Player are classified as Discontinued Operations in the accompanying condensed consolidated statement of operations. A portion of the Company's interest expense (in the amount of interest expense in each period presented below) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. The Company's estimated loss on disposal of Sports & Licensing operations recorded in the fourth quarter of 1999 included a provision for Pro Player's anticipated operating losses from the February 23, 2000 measurement date until disposal. Accordingly, the portion of Pro Player's net loss attributable to periods after February 23, 2000 has been charged to the Company's reserve for loss on disposal. Results of Pro Player's operations were as follows (in thousands of dollars):

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         ------------------          ----------------
                                                                         JULY 1,     JULY 3,         JULY 1,    JULY 3,
                                                                          2000        1999            2000       1999
                                                                          ----        ----            ----       ----
         Net sales.................................................   $   8,300   $   21,900    $   29,600  $  54,100
         Cost of sales.............................................      12,200       17,500        29,100     41,500
                                                                     ---------    ----------    ----------  ---------
              Gross earnings (loss)................................      (3,900)       4,400           500     12,600
         Selling, general & administrative expenses................       3,400        9,300        13,000     20,100
         Goodwill amortization.....................................         500          500         1,000      1,000
                                                                     ---------    ----------    ----------  ---------
              Operating loss.......................................      (7,800)      (5,400)      (13,500)    (8,500)
         Interest expense..........................................        (500)      (1,400)       (1,500)    (2,400)
         Other expense--net........................................        (200)          --          (300)        --
                                                                     ----------   ----------    ----------- ---------
              Net loss.............................................      (8,500)      (6,800)      (15,300)   (10,900)
         Portion of net loss charged to reserve for loss on disposal      8,500           --        12,700         --
                                                                     ----------   ----------    ----------  ---------
             Loss from discontinued operations....................   $      --    $   (6,800)   $   (2,600) $ (10,900)
                                                                      ========    ==========    ==========  =========


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

         Assets and liabilities of discontinued operations consisted of the following (in thousands of dollars):

                                                            JULY 1,   JANUARY 1,
                                                             2000        2000
                                                             ----        ----

Accounts receivable ...................................   $  3,600    $ 19,100
Inventories ...........................................      6,500      22,400
Other current assets ..................................       --           700
Other accounts payable and accrued expenses ...........     (6,300)    (12,900)
                                                          --------    --------
    Net current assets ................................      3,800      29,300
                                                          --------    --------
Property, plant and equipment .........................      7,300       7,500
Liabilities subject to compromise .....................    (14,200)    (16,900)
                                                          --------    --------
    Net noncurrent liabilities ........................     (6,900)     (9,400)
                                                          --------    --------
    Net assets (liabilities) of discontinued operations   $ (3,100)   $ 19,900
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

         A rollforward of the 1999 special charges from January 1, 2000 through July 1, 2000 is presented below (in thousands of dollars):

                                                           RESERVE                                            RESERVE
                                                         BALANCE AT                                         BALANCE AT
                                                         JANUARY 1,     CASH        INCOME      OTHER         JULY 1,
                                                            2000      PAYMENTS     (EXPENSE)  ACTIVITY         2000
                                                            ----      --------     ---------  --------         ----
Provisions and losses on the sales of
   close-out and irregular merchandise...............  $    35,000    $     --   $        --  $    14,500   $    20,500
Severance............................................       30,600         500            --           --        30,100
Debt guarantee.......................................       30,000         700            --           --        29,300
Other asset write downs and reserves.................       72,100         600            --       20,400        51,100
                                                       -----------    --------   -----------  -----------   -----------
                                                       $   167,700    $  1,800            --  $    34,900   $   131,000
                                                       ===========    ========   ===========  ===========   ===========

         Other activity in the first six months of 2000 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first six months of 2000 for additional ongoing normal lower of cost or market reserves.

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

         A rollforward of the 1997 special charges from January 1, 2000 through July 1, 2000 is presented below (in thousands of dollars):

                                                           RESERVE                                               RESERVE
                                                           BALANCE                                               BALANCE
                                                          JANUARY 1,      CASH         INCOME      OTHER         JULY 1,
                                                            2000        PAYMENTS      (EXPENSE)   ACTIVITY         2000
                                                            ----        --------      ---------   --------         ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
Sewing, finishing and distribution facilities........     $   25,600   $     100     $     --    $   1,700     $    23,800
Impairment of mills to be sold.......................         13,400          --           --           --          13,400
Lease residual guarantees............................         54,200          --           --           --          54,200
Other equipment......................................          6,100          --           --           --           6,100
                                                          ----------   ---------     --------    ---------     -----------
                                                              99,300         100           --        1,700          97,500
Severance costs......................................            200          --           --           --             200
Other accruals.......................................          1,900          --           --           --           1,900
                                                          ----------   ---------     --------    ---------     -----------
                                                             101,400         100           --        1,700          99,600
                                                          ----------   ---------     --------    ---------     -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
Other accruals.......................................            200          --           --          200              --
                                                          ----------   ---------     --------    ---------     -----------
                                                                 200          --           --          200              --
                                                          ----------   ---------     --------    ---------     -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Other accruals.......................................          4,200          --           --          100           4,100
                                                          ----------   ---------     --------    ---------     -----------
                                                               4,200          --           --          100           4,100
                                                          ----------   ---------     --------    ---------     -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          9,300         500           --           --           8,800
                                                          ----------   ---------     --------    ---------     -----------
                                                          $  115,100   $     600     $     --    $   2,000     $   112,500
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         A rollforward of the 1995 special charges from January 1, 2000 through July 1, 2000 is presented below (in thousands of dollars):

                                                                           RESERVE                                  RESERVE
                                                                           BALANCE                                  BALANCE
                                                                         JANUARY 1,   CASH     INCOME       OTHER   JULY 1,
                                                                            2000    PAYMENTS  (EXPENSE)   ACTIVITY   2000
                                                                            ----    --------  ---------   --------   ----
Closing or realignment of manufacturing operations:
   Changes in estimates of insurance liabilities.......................    $    500   $   500     $ --   $  --   $     --
   Other ..............................................................         200        --       --      --        200
                                                                           --------   -------     ----   -----   --------
                                                                                700       500       --      --        200
Changes in estimates of certain retained liabilities
   of former subsidiaries..............................................       2,200       900       --      --      1,300
                                                                           --------   -------     ----   -----   --------
                                                                           $  2,900   $ 1,400     $ --   $  --   $  1,500
                                                                           ========   =======     ====   =====   ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         7. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at July 1, 2000 related to discontinued operations consist primarily of certain environmental reserves of approximately $32,500,000 and product liability reserves of approximately $2,000,000. The Company has purchased insurance coverage for potential cleanup cost expenditures from the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

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

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of August 3, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through August 3, 2000, total payments made by the Company on behalf of Mr. Farley's loan aggregated $3,300,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through July 29, 2000 aggregated $1,000,000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At July 1, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $21,700,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

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

         The eight putative class action lawsuits are: i) Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000; ii) Tom Maiden v. William Farley, et al., Civil Action No. 1:00 CV-49M (W.D. Ky.), filed on March 27, 2000; iii) Adele Brody v. William Farley, et al., Civil Action No. 1:00 CV-50M (W.D. Ky.), filed on March 27, 2000; iv) Gregory Nespole v. William Farley, et al., Civil Action No. 1:00 CV-53M (W.D. Ky.), filed on March 29, 2000; v) Deborah Dyckman v. William Farley, et al., Civil Action No. 1:00 CV-55M (W.D. Ky.), filed on March 30, 2000; vi) The Ezra Charitable Trust v. William Farley, et al., Civil Action No. 1:00 CV-56M (W.D. Ky.), filed on March 30, 2000; vii) Steven Clinton v. William Farley, et al., Civil Action No. 1:00 CV-59M (W.D. Ky.), filed on March 31, 2000; viii) Francis Olearczyk v. William Farley, et al., Civil Action No. 1:00 CV-79M (W.D. Ky.), filed on April 27, 2000. The Company filed a motion in the Bankruptcy Court to stay these putative class actions pending consummation of a plan of reorganization. The Company and counsel for the plaintiffs in the putative class actions have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the putative class actions at least until January 15, 2001, with the following exceptions:

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         8.  Comprehensive loss was as follows (in thousands of dollars):

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       ------------------         ----------------
                                                                      JULY 1,      JULY 3,       JULY 1,      JULY 3,
                                                                       2000         1999          2000         1999
                                                                       ----         ----          ----         ----
         Net loss.................................................   $(82,100)   $  (1,500)   $ (191,900)  $  (10,200)
         Unrealized gains on marketable equity securities:
                 Holding gains....................................      2,000           --         2,000           --
                 Realized gains reclassified to net loss..........         --           --       (10,000)          --
         Foreign currency translation adjustments--net............     (5,400)      (5,100)       (8,600)     (16,600)
                                                                     --------    ----------   -----------  -----------
                 Comprehensive loss...............................   $(85,500)   $  (6,600)   $ (208,500)  $  (26,800)
                                                                     ========    ==========   ===========  ===========

         9. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of July 1, 2000 and January 1, 2000 and for the three and six months ended July 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                                 JULY 1,         JANUARY 1,
                                                                                                  2000              2000
                                                                                                  ----              ----
                                                  ASSETS                                      (UNAUDITED)
Current Assets
   Cash and cash equivalents (including restricted cash) ...................................  $    22,400   $    18,200
   Notes and accounts receivable (less allowance for possible losses $26,000
      and of $23,600) ......................................................................      197,400       179,500
   Inventories
      Finished goods .......................................................................      420,800       421,900
      Work in process ......................................................................       60,400        94,100
      Materials and supplies ...............................................................       36,900        44,400
                                                                                               ----------    ----------
         Total inventories .................................................................      518,100       560,400
   Net assets of discontinued operations ...................................................        3,800        29,300
   Other ...................................................................................       17,600         6,600
                                                                                               ----------    ----------
         Total current assets ..............................................................      759,300       794,000
                                                                                               ----------    ----------
Property, Plant and Equipment ..............................................................      922,600       923,300
   Less accumulated depreciation ...........................................................      680,700       657,000
                                                                                               ----------    ----------
         Net property, plant and equipment .................................................      241,900       266,300
                                                                                               ----------    ----------
Other Assets
   Goodwill (less accumulated amortization of $364,400 and $352,100) .......................      618,900       631,200
   Investment in nondebtor subsidiaries ....................................................      225,900       220,300
   Receivable from nondebtor subsidiaries ..................................................       84,900        52,200
   Other ...................................................................................      100,000       117,800
                                                                                               ----------    ----------
         Total other assets ................................................................    1,029,700     1,021,500
                                                                                               ----------    ----------
                                                                                              $ 2,030,900   $ 2,081,800
                                                                                               ==========    ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt ....................................................  $   634,600   $   635,200
   Trade accounts payable ..................................................................       24,400         7,000
   Other accounts payable and accrued expenses .............................................      193,200       109,200
                                                                                               ----------    ----------
         Total current liabilities .........................................................      852,200       751,400
                                                                                               ----------    ----------
Noncurrent Liabilities
   Long-term debt ..........................................................................      580,000       556,300
   Net liabilities of discontinued operations ..............................................        6,900         9,400
   Payable to nondebtor subsidiaries .......................................................       55,200          --
   Other ...................................................................................       26,500        37,800
                                                                                               ----------    ----------
         Total noncurrent liabilities ......................................................      668,600       603,500
                                                                                               ----------    ----------
Liabilities Subject to Compromise
   Unrelated parties .......................................................................      662,700       671,200
   Payable to nondebtor subsidiaries and affiliates ........................................      599,700       599,700
                                                                                               ----------    ----------
         Total liabilities subject to compromise ...........................................    1,262,400     1,270,900
                                                                                               ----------    ----------
Exchangeable Preferred Stock ...............................................................       71,700        71,700
                                                                                               ----------    ----------
Common Stockholders' Deficit ...............................................................     (824,000)     (615,700)
                                                                                               ----------    ----------
                                                                                              $ 2,030,900   $ 2,081,800
                                                                                               ==========    ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     THREE AND SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                                                        PERIOD ENDED JULY 1, 2000
                                                                                        -------------------------
                                                                                         THREE            SIX
                                                                                         MONTHS           MONTHS
                                                                                         ------           ------
Net Sales
   Unrelated parties................................................................. $    378,200   $    680,700
   Affiliates........................................................................      231,500        457,700
                                                                                      ------------   ------------
                                                                                           609,700      1,138,400
                                                                                      ------------   ------------
Cost of Sales
   Unrelated parties.................................................................      331,400        620,100
   Affiliates........................................................................      271,600        539,500
                                                                                      ------------   ------------
                                                                                           603,000      1,159,600
                                                                                      ------------   ------------
      Gross earnings (loss)..........................................................        6,700        (21,200)
Selling, general and administrative expenses.........................................       43,800         89,500
Goodwill amortization................................................................        6,100         12,300
                                                                                      ------------   ------------
      Operating loss.................................................................      (43,200)      (123,000)
Interest expense.....................................................................      (32,000)       (59,400)
Equity in earnings of nondebtor subsidiaries.........................................        3,600          5,600
Other expense--net...................................................................         (400)         9,000
                                                                                      -------------  ------------
      Loss from continuing operations before reorganization items and income
        tax provision................................................................      (72,000)      (167,800)
Reorganization items.................................................................       (9,500)       (19,000)
                                                                                      -------------  -------------
      Loss from continuing operations before income tax provision....................      (81,500)      (186,800)
Income tax provision.................................................................          600          2,500
                                                                                      ------------   ------------
      Loss from continuing operations................................................      (82,100)      (189,300)
Discontinued operations
   Loss--Sports & Licensing operations...............................................           --         (2,600)
                                                                                      ------------   -------------
      Net loss....................................................................... $    (82,100)  $   (191,900)
                                                                                      =============  =============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...............................................  $(189,300)
   Adjustments to reconcile to net operating cash flows:
      Equity in earnings of nondebtor subsidiaries...............................     (5,600)
      Depreciation and amortization..............................................     49,700
      Decrease in working capital................................................    115,200
      Cash flows of discontinued operations......................................     20,300
      Gain on sale of marketable equity securities...............................    (15,800)
      Other--net.................................................................    (16,400)
                                                                                   ----------
        Net operating cash flows before reorganization items.....................    (41,900)
      Net cash used for reorganization items:
        Professional fees paid...................................................     (9,100)
                                                                                   ----------
          Net operating cash flows...............................................    (51,000)
                                                                                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................     (4,500)
   Proceeds from sale of marketable equity securities............................     14,100
   Affiliate notes and accounts receivable.......................................    (32,800)
   Other--net....................................................................      1,300
                                                                                   ---------
          Net investing cash flows...............................................    (21,900)
                                                                                   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds........................................................    703,400
   DIP financing payments........................................................   (680,800)
   Affiliate notes and accounts payable..........................................     54,500
                                                                                   ---------
          Net financing cash flows...............................................     77,100
                                                                                   ---------
Net increase in cash and cash equivalents (including restricted cash)............      4,200
Cash and cash equivalents (including restricted cash) at beginning of period.....     18,200
                                                                                   ---------
Cash and cash equivalents (including restricted cash) at end of period...........  $  22,400
                                                                                   =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         10. The Company's 87/8% senior notes due April 2006 ("87/8% Senior Notes") are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal, wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations. There are currently no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

         The supplemental guarantor condensed consolidating financial statements present:

                  (a) Supplemental condensed consolidating balance sheets as of July 1, 2000 and January 1, 2000, and supplemental condensed consolidating summaries of operations and cash flows for the six months ended July 1, 2000 and July 3, 1999;

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

         Separate financial statements of individual Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally and unconditionally liable under the guarantees, are wholly-owned by the Company, management has determined that they are not material to investors and the Company believes the supplemental guarantor/non-guarantor condensed consolidating financial statements as presented are more meaningful in understanding the financial position of the Company and its Guarantor Subsidiaries.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                          COMBINED     COMBINED                       ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR       FRUIT OF            AND
ASSETS                                                 SUBSIDIARIES   SUBSIDIARIES   THE LOOM, INC.  RECLASSIFICATION   CONSOLIDATED
                                                       ------------   ------------   -------------   ----------------   ------------
Current Assets
   Cash and cash equivalents
     (including restricted cash).....................   $  22,500     $    13,400    $     12,300     $                 $    48,200
   Notes and accounts receivable
   (less allowance for possible losses of $36,000)...      60,500         203,200             100                           263,800
   Inventories,
     Finished goods..................................      59,800         414,200              --                           474,000
     Work in process.................................      10,900          85,100              --                            96,000
     Materials and supplies..........................       7,900          36,100              --                            44,000
                                                        ---------     -----------    ------------     ------------      -----------
         Total inventories...........................      78,600         535,400              --                           614,000
   Net assets of discontinued operations.............          --           3,800              --                             3,800
   Other ............................................       8,500          35,000           3,400                            46,900
                                                        ---------     -----------    ------------     ------------      -----------
         Total current assets........................     170,100         790,800          15,800                           976,700
                                                        ---------     -----------    ------------     ------------      -----------
Property, Plant and Equipment........................     138,600         927,400           5,000                         1,071,000
Less accumulated depreciation........................      69,800         681,400           2,200                           753,400
                                                        ---------     -----------    ------------     ------------      -----------
   Net property, plant and equipment.................      68,800         246,000           2,800                           317,600
                                                        ---------     -----------    ------------     ------------      -----------
Other Assets
   Goodwill (less accumulated amortization of $364,400)        --          28,000         590,900                           618,900
   Affiliate notes and accounts receivable--net......          --              --       1,280,300       (1,280,300)              --
   Investment in subsidiaries........................          --         146,300              --         (146,300)              --
   Other ............................................       2,100          51,000          49,000                           102,100
                                                        ---------     -----------    ------------     ------------      -----------
         Total other assets..........................       2,100         225,300       1,920,200       (1,426,600)         721,000
                                                        ---------     -----------    ------------     ------------      -----------
                                                        $ 241,000     $ 1,262,100    $  1,938,800     $ (1,426,600)     $ 2,015,300
                                                        =========     ===========    ============     ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt..............   $     600     $     9,400    $    634,600     $                 $   644,600
   Trade accounts payable............................      11,600          26,400             300                            38,300
   Other accounts payable and accrued expenses.......      22,900         167,200          75,400                           265,500
                                                        ---------     -----------    ------------     ------------      -----------
         Total current liabilities...................      35,100         203,000         710,300                           948,400
                                                        ---------     -----------    ------------     ------------      -----------
Noncurrent Liabilities
   Long-term debt....................................      35,000           8,400         562,300                           605,700
   Losses in excess of investment in subsidiaries....          --              --         991,700         (991,700)              --
   Net liabilities of discontinued operations........          --           6,900              --                             6,900
   Notes and account payable - affiliates............      24,500          78,600              --          (40,400)          62,700
   Other ............................................         100          25,500             700                            26,300
                                                        ---------     -----------    ------------     ------------      -----------
         Total noncurrent liabilities................      59,600         119,400       1,554,700       (1,032,100)         701,600
                                                        ---------     -----------    ------------     ------------      -----------
Liabilities Subject to Compromise
   Unrelated parties.................................          --         236,600         426,100                           662,700
   Affiliates........................................          --       1,694,800              --       (1,239,900)         454,900
                                                        ---------     -----------    ------------     ------------      -----------
         Total liabilities subject to compromise.....          --       1,931,400         426,100       (1,239,900)       1,117,600
                                                        ---------     -----------    ------------     ------------      -----------
Preferred Stock......................................          --              --          71,700                            71,700
                                                        ---------     -----------    ------------     ------------      -----------
Common Stockholder's Equity (Deficit)................     146,300        (991,700)       (824,000)         845,400         (824,000)
                                                        ---------     -----------    ------------     ------------      -----------
                                                        $ 241,000     $ 1,262,100    $  1,938,800     $ (1,426,600)     $ 2,015,300
                                                        =========     ===========    ============     ============      ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                          SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED     COMBINED                      ELIMINATIONS
                                                       NON-GUARANTOR  GUARANTOR        FRUIT OF          AND
                                                       SUBSIDIARIES  SUBSIDIARIES   THE LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                       ------------  ------------   -------------- ----------------  ------------
Net sales
   Unrelated parties.................................   $ 132,400    $   688,500     $             $               $   820,900
   Affiliates........................................          --        475,300                        (17,600)       457,700
                                                        ---------    -----------     ------------  -------------   -----------
                                                          132,400      1,163,800                        (17,600)     1,278,600
                                                        ---------    -----------     ------------  -------------   -----------
Cost of sales
   Unrelated parties.................................     101,700        642,700                                       744,400
   Affiliates........................................          --        529,300                        (17,600)       511,700
                                                        ---------    -----------     ------------  -------------   -----------
                                                          101,700      1,172,000                        (17,600)     1,256,100
                                                        ---------    -----------     ------------  -------------   -----------
     Gross earnings (loss)...........................      30,700         (8,200)                                       22,500
Selling, general and administrative expenses.........      26,100         92,000            5,500                      123,600
Goodwill amortization................................          --            500           11,800                       12,300
                                                        ---------    -----------     ------------  ------------    -----------
     Operating earnings (loss).......................       4,600       (100,700)         (17,300)                    (113,400)
Interest expense.....................................      (1,200)          (400)         (59,000)                     (60,600)
Affiliated interest income (expense).................      (1,300)       (74,400)          75,700                           --
Equity in losses of subsidiaries.....................          --         (1,200)        (166,800)      168,000             --
Other income (expense)--net..........................      (2,800)        15,000           (7,100)                       5,100
                                                        ----------   -----------     ------------- ------------    -----------
     Loss from continuing operations before reorganization
         items and income tax provision..............        (700)      (161,700)        (174,500)      168,000       (168,900)
Reorganization items.................................          --         (1,600)         (17,400)                     (19,000)
                                                        ---------    ------------    ------------- ------------    ------------
     Loss from continuing operations before
         income tax provision........................        (700)      (163,300)        (191,900)      168,000       (187,900)
Income tax provision.................................         500            900               --                        1,400
                                                        ---------    -----------     ------------  ------------    -----------
     Loss from continuing operations.................      (1,200)      (164,200)        (191,900)      168,000       (189,300)
Discontinued operations:
   Loss - Sports & Licensing operations..............          --         (2,600)              --            --         (2,600)
                                                        ---------    ------------    ------------  ------------    ------------
     Net earnings (loss).............................   $  (1,200)   $  (166,800)    $   (191,900) $    168,000    $  (191,900)
                                                        ==========   ============    ============= ============    ============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED      COMBINED                       ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR       FRUIT OF           AND
                                                        SUBSIDIARIES  SUBSIDIARIES  THE LOOM, INC.  RECLASSIFICATION   CONSOLIDATED
                                                        ------------  ------------  --------------  ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................   $  (1,200)   $  (164,200)   $   (191,900)   $    168,000    $  (189,300)
   Adjustments to reconcile to net operating cash flows:
     Equity in losses of subsidiaries................          --          1,200         166,800        (168,000)            --
     Depreciation and amortization...................       5,100         32,500          17,200                         54,800
     Decrease (increase) in working capital..........     (24,000)        55,000          36,300                         67,300
     Cash flows of discontinued operations...........          --         20,300              --                         20,300
     Gain on marketable equity securities............          --        (15,800)             --                        (15,800)
     Other--net......................................      (5,100)       (14,000)          6,100                        (13,000)
                                                        ---------- -  -----------   ------------    ------------    ------------
       Net operating cash flows
         before reorganization items.................     (25,200)       (85,000)         34,500                        (75,700)
     Net cash used for reorganization items..........          --             --          (9,100)                        (9,100)
                                                        ---------    -----------    -------------   ------------    -----------
             Net operating cash flows................     (25,200)       (85,000)         25,400              --        (84,800)
                                                        ----------   ------------   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................        (200)        (4,500)             --                         (4,700)
   Proceeds from sale of marketable equity securities          --         14,100              --                         14,100
   Proceeds from sale of property, plant and equipment        300          1,700              --                          2,000
   Affiliate notes and accounts receivable...........       4,300             --         (44,700)         40,400             --
   Other--net........................................          --         (1,100)            100                         (1,000)
                                                        ---------    ------------   ------------    ------------    ------------
             Net investing cash flows................       4,400         10,200         (44,600)         40,400         10,400
                                                        ---------    -----------    -------------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................          --             --         703,400                        703,400
   DIP financing payments ...........................          --             --        (680,800)                      (680,800)
   Principal payments on
     long-term debt and capital leases...............        (300)            --              --                           (300)
   Affiliate notes and accounts payable..............      24,500         77,900              --         (40,400)        62,000
                                                        ---------    -----------    ------------    -------------   -----------
             Net financing cash flows................      24,200         77,900          22,600         (40,400)        84,300
                                                        ---------    -----------    ------------    -------------   -----------
Net increase in Cash and cash equivalents (including
   restricted cash)..................................       3,400          3,100           3,400              --          9,900
Cash and cash equivalents (including restricted cash)
   at beginning of period............................      19,100         10,300           8,900                         38,300
                                                        ---------    -----------    ------------    ------------    -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................   $  22,500    $    13,400    $     12,300    $         --    $    48,200
                                                        =========    ===========    ============    ============    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JANUARY 1, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                              COMBINED    COMBINED                       ELIMINATIONS
                                                           NON-GUARANTOR  GUARANTOR       FRUIT OF           AND
ASSETS                                                     SUBSIDIARIES  SUBSIDIARIES  THE LOOM, INC.  RECLASSIFICATION CONSOLIDATED
                                                           ------------  ------------  --------------  ---------------- ------------
Current Assets
   Cash and cash equivalents
     (including restricted cash)...........................  $  19,100   $    10,300    $      8,900     $              $    38,300
   Notes and accounts receivable
   (less allowance for possible losses of $35,000).........     43,300       187,000             200                        230,500
   Inventories
     Finished goods........................................     59,800       417,500              --                        477,300
     Work in process.......................................     10,000       104,800              --                        114,800
     Materials and supplies................................      7,200        44,400              --                         51,600
                                                             ---------   -----------    ------------     ------------   -----------
         Total inventories.................................     77,000       566,700              --                        643,700
   Net assets of discontinued operations...................         --        29,300              --                         29,300
   Other ..................................................      2,200        21,100           4,300                         27,600
                                                             ---------   -----------    ------------     ------------   -----------
         Total current assets..............................    141,600       814,400          13,400                        969,400
                                                             ---------   -----------    ------------     ------------   -----------
Property, Plant and Equipment..............................    162,100       928,100           5,000                      1,095,200
Less accumulated depreciation..............................     84,400       657,600           2,100                        744,100
                                                             ---------   -----------    ------------     ------------   -----------
   Net property, plant and equipment.......................     77,700       270,500           2,900                        351,100
                                                             ---------   -----------    ------------     ------------   -----------
Other Assets
   Goodwill (less accumulated amortization of $352,100)....       --          28,500         602,700                        631,200
   Affiliate notes and accounts receivable--net............      4,300            --       1,235,600       (1,239,900)           --
   Investment in subsidiaries..............................         --       154,200              --         (154,200)           --
   Other ..................................................      2,000        62,900          55,000                        119,900
                                                             ---------   -----------    ------------     ------------   -----------
         Total other assets................................      6,300       245,600       1,893,300       (1,394,100)      751,100
                                                             ---------   -----------    ------------     -------------  -----------
 ...........................................................  $ 225,600   $ 1,330,500    $  1,909,600     $ (1,394,100)  $ 2,071,600
                                                             =========   ===========    ============     =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt....................  $     700   $        --    $    635,100     $              $   635,800
   Trade accounts payable..................................      9,800         8,100              --                         17,900
   Other accounts payable and accrued expenses.............     23,600       130,500          40,900                        195,000
                                                             ---------   -----------    ------------     ------------   -----------
         Total current liabilities.........................     34,100       138,600         676,000                        848,700
                                                             ---------   -----------    ------------     ------------   -----------
Noncurrent Liabilities
   Long-term debt..........................................     37,200        18,000         538,300                        593,500
   Losses in excess of investment in subsidiaries..........         --            --         807,800         (807,800)           --
   Net liabilities of discontinued operations..............         --         9,400              --                          9,400
   Other ..................................................        100        35,900           1,900                         37,900
                                                             ---------   -----------    ------------     ------------   -----------
         Total noncurrent liabilities......................     37,300        63,300       1,348,000         (807,800)      640,800
                                                             ---------   -----------    ------------     -------------  -----------
Liabilities Subject to Compromise
   Unrelated parties.......................................         --       241,600         429,600                        671,200
   Affiliates..............................................         --     1,694,800              --       (1,239,900)      454,900
                                                             ---------   -----------    ------------     -------------  -----------
         Total liabilities subject to compromise...........         --     1,936,400         429,600       (1,239,900)    1,126,100
                                                             ---------   -----------    ------------     -------------  -----------
Preferred Stock............................................         --            --          71,700                         71,700
                                                             ---------   -----------    ------------     ------------   -----------
Common Stockholder's Equity (Deficit)......................    154,200      (807,800)       (615,700)         653,600      (615,700)
                                                             ---------   ------------   -------------    ------------   ------------
                                                             $ 225,600   $ 1,330,500    $  1,909,600     $ (1,394,100)  $ 2,071,600
                                                             =========   ===========    ============     =============  ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                          SIX MONTHS ENDED JULY 3, 1999
                            (IN THOUSANDS OF DOLLARS)

                                                       COMBINED         COMBINED                    ELIMINATIONS
                                                      NON-GUARANTOR     GUARANTOR    FRUIT OF           AND
                                                      SUBSIDIARIES    SUBSIDIARIES  THE LOOM, INC. RECLASSIFICATION CONSOLIDATED
                                                      ------------    ------------  -------------- ---------------- ------------
Net sales
   Unrelated parties.................................   $ 155,200     $   733,100                $    $                 $   888,300
   Affiliates........................................          --          15,200                           (15,200)             --
                                                        ---------     -----------     ------------    -------------     -----------
                                                          155,200         748,300                           (15,200)        888,300
                                                        ---------     -----------     ------------    -------------     -----------
Cost of sales
   Unrelated parties.................................     117,200         568,300                                           685,500
   Affiliates........................................          --          15,200                           (15,200)             --
                                                        ---------     -----------     ------------    -------------     -----------
                                                          117,200         583,500                           (15,200)        685,500
                                                        ---------     -----------     ------------    -------------     -----------
     Gross earnings..................................      38,000         164,800                                           202,800
Selling, general and administrative expenses.........      31,700         108,300           13,900                          153,900
Goodwill amortization................................          --             500           11,800                           12,300
                                                        ---------     -----------     ------------     ------------     -----------
     Operating earnings (loss).......................       6,300          56,000          (25,700)                          36,600
Interest expense.....................................      (1,800)           (200)         (43,200)                         (45,200)
Affiliated interest income (expense).................        (500)        (47,300)          47,800                               --
Equity in earnings (loss) of subsidiaries............          --           2,100           10,800          (12,900)             --
Other income (expense)--net..........................      (1,500)         10,200              100                            8,800
                                                        ---------     -----------     ------------     ------------     -----------
     Earnings (loss) from continuing operations
         before income tax provision.................       2,500          20,800          (10,200)         (12,900)            200
Income tax provision.................................         400            (900)              --                             (500)
                                                        ---------     -----------     ------------     ------------    ------------
     Earnings (loss) from continuing operations......       2,100          21,700          (10,200)         (12,900)            700
Discontinued operations:
   Earnings - Sports & Licensing operations..........          --         (10,900)              --                          (10,900)
                                                        ---------     -----------     ------------     ------------    ------------
     Net earnings....................................   $   2,100     $    10,800     $    (10,200)    $    (12,900)    $   (10,200)
                                                        =========     ===========     ============    =============    ============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED JULY 3, 1999
                            (IN THOUSANDS OF DOLLARS)

                                                            COMBINED      COMBINED                     ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR       FRUIT OF          AND
                                                          SUBSIDIARIES  SUBSIDIARIES  THE LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                          ------------  ------------  -------------- ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Earnings (loss) from continuing operations ............ $   2,100     $  21,700      $ (10,200)      $ (12,900)      $     700
   Adjustments to reconcile to net operating cash flows:
     Equity in (earnings) loss of subsidiaries ...........        --        (2,100)       (10,800)         12,900              --
     Depreciation and amortization .......................     6,300        38,700         14,900                          59,900
     Deferred income tax provision .......................        --        (7,300)            --                          (7,300)
     Increase in working capital .........................    (9,300)      (74,300)        14,700                         (68,900)
     Cash flows of discontinued operations ...............        --       (35,100)            --                         (35,100)
     Gain on marketable equity securities ................        --        (3,900)            --                          (3,900)
     Other -- net ........................................    (2,600)      (26,900)        (9,800)                        (39,300)
                                                           ---------     ---------      ---------       ---------       ---------
       Net operating cash flows ..........................    (3,500)      (89,200)        (1,200)             --         (93,900)
                                                           ---------     ---------      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ..................................    (9,000)      (12,700)            --                         (21,700)
   Proceeds from sale of marketable equity securities ....        --         2,500             --                           2,500
   Proceeds from sale of property, plant and equipment ...        --        18,200             --                          18,200
   Affiliate notes and accounts receivable ...............        --       (30,200)      (138,100)        168,300              --
   Other--net ............................................    (6,800)       (9,900)            --                         (16,700)
                                                           ---------     ---------      ---------       ---------       ---------
       Net investing cash flows ..........................   (15,800)      (32,100)      (138,100)        168,300         (17,700)
                                                           ---------     ---------      ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..............        --            --        240,200                         240,200
   Proceeds under line-of-credit agreements ..............    15,200            --        531,100                         546,300
   Payments under line-of-credit agreements ..............   (12,400)           --       (412,700)                       (425,100)
   Principal payments on long-term debt and
     capital leases ......................................   (12,000)           --       (219,300)                       (231,300)
   Affiliate notes and accounts payable ..................    30,200       138,100             --        (168,300)             --
   Preferred dividends ...................................        --            --           (300)                           (300)
                                                           ---------     ---------      ---------       ---------       ---------
       Net financing cash flows ..........................    21,000       138,100        139,000        (168,300)        129,800
                                                           ---------     ---------      ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents
   (including restricted cash) ...........................     1,700        16,800           (300)                         18,200
Cash and cash equivalents (including restricted cash)
   at beginning of period ................................     1,800        (2,000)         1,600                           1,400
                                                           ---------     ---------      ---------       ---------       ---------
Cash and cash equivalents (including restricted cash)
   at end of period ...................................... $   3,500     $  14,800      $   1,300       $      --       $  19,600
                                                           =========     =========      =========       =========       =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact, the Company's ability to successfully execute its corporate strategy in a competitive marketplace, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities, and weather conditions in the locations in which the Company manufactures and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000. The Company currently estimates the phase-out period will continue until the end of the third quarter.

         In June 2000, the Company entered into an agreement to sell substantially all of the assets of its Gitano Fashions Ltd. subsidiary to VF Corp. for $17,500,000 which approximated book value. The transaction was consummated on July 7, 2000. On the closing date VF Corp. acquired the Gitano trademark and all of the Company's Gitano jeanswear inventory. In connection with the sale of inventory, the Company has agreed to provide distribution services to VF Corp. through December 2000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended July 1, 2000 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

         SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. No amounts were charged to results of operations during the first six months of 2000 or the first six months of 1999 related to the above noted special charges.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

SECOND QUARTER AND FIRST SIX MONTHS OF 2000 COMPARED WITH 1999

         The table below sets forth selected operating data for the Company (in millions of dollars and as percentages of net sales).

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     ------------------         ----------------
                                                                      JULY 1,    JULY 3,       JULY 1,     JULY 3,
                                                                       2000       1999          2000        1999
                                                                       ----       ----          ----        ----
          Net sales................................................  $ 677.5    $ 517.7      $ 1,278.6     $ 888.3
          Gross earnings...........................................     28.5      118.4           22.5       202.8
          Gross margin.............................................      4.2%      22.9%           1.8%       22.8%
          Operating earnings (loss)................................    (37.6)      26.6         (113.4)       36.6
          Operating margin.........................................     (5.5%)      5.1%          (8.9%)       4.1%

         The table below sets forth selected operating data for the Company on sales to unrelated parties (in millions of dollars and as percentages of net sales).

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     ------------------         ----------------
                                                                      JULY 1,    JULY 3,       JULY 1,     JULY 3,
                                                                       2000       1999          2000        1999
                                                                       ----       ----          ----        ----
          Net sales................................................  $ 446.0    $ 517.7      $   820.9     $ 888.3
          Gross earnings...........................................     54.7      118.4           76.5       202.8
          Gross margin.............................................     12.3%      22.9%           9.3%       22.8%
          Operating earnings (loss)................................    (11.4)      26.6          (59.4)       36.6
          Operating margin.........................................     (2.6%)      5.1%          (7.2%)       4.1%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Net sales increased $159,800,000 in the second quarter and $390,300,000 in the first six months of 2000 compared to the corresponding periods of 1999; however, net sales to unrelated parties decreased $71,700,000 or 13.8% in the second quarter and $67,400,000 or 7.6% in the first six months of 2000 compared to 1999. Retail product sales decreased $27,400,000 and $16,900,000 in the second quarter and first six months of 2000 compared to 1999. Of the total, men's and boys' underwear sales decreased by $17,000,000 or 9.9% in the second quarter and $8,200,000 or 2.9% in the first six months of 2000 compared to corresponding periods of 1999. Shortfalls in men's and boys' underwear sales related to Fruit of the Loom branded basic men's and boys' cotton products, private label, BVD and Munsingwear. Intimate apparel sales increased $900,000 or 4.0% in the second quarter but decreased $6,400,000 or 14.7% in the first six months of 2000 compared to corresponding periods of 1999. The decrease in the six month period related to reduced sales of Nylon and Close Comfort product styles. Casualwear sales decreased $6,000,000 or 17.1% in the second quarter and $200,000 or 0.3% in the first six months of 2000 compared to corresponding periods of 1999. These decreases reflect a reduction in point of sale at a major customer for Tees and deferral of Fleece shipments until the 3rd quarter by a major customer. A portion of the decrease in retail is in products that the Company will no longer offer in the future. Activewear sales decreased $17,800,000 or 10.3% in the second quarter and $3,500,000 or 1.2% in the first six months of 2000 compared to corresponding periods of 1999. Activewear Tees and Fleece accounted for $13,200,000 and $2,500,000 of the second quarter decrease. Lower shipments of Activewear Tees occurred due to the impact of poor 1999 service along with increased competitive activity. Also, the Company reduced its product offerings of Activewear products. In addition, the reduction in sales resulted in part from a decrease in selling prices in the second quarter and first six months of 2000 as compared to the corresponding periods of 1999; however, activewear prices increased in the first six months of 2000 compared to the fourth quarter of 1999. The Activewear Fleece decrease in the second quarter resulted from a temporary lack of availability of certain products. European sales declined $12,400,000 or 20.7% in the second quarter and $23,000,000 or 18.4% in the first six months of 2000 compared to corresponding periods of 1999. These decreases were due primarily to unfavorable foreign currency impacts resulting from the devaluation of the Euro in relation to the U.S. dollar, price decreases on retail and activewear products and lower volume of retail products. The reduction in retail volume reflected the continuing impact of the Company's decision to pursue the up-market retail channel in 1999. The European sales decline in the six month period was partially offset by additional sales of closeouts. Closeouts accounted for approximately 59% of European retail sales in the first quarter of 2000. Sales of other products represent yarn and denim sales which the Company effectively discontinued selling subsequent to 1999.

         Segment net sales were as follows (in millions of dollars).

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     ------------------         ----------------
                                                                      JULY 1,   JULY 3,       JULY 1,      JULY 3,
                                                                       2000      1999          2000         1999
                                                                       ----      ----          ----         ----
          NET SALES
          Retail Products..........................................  $ 243.6    $ 271.0      $   439.3     $ 456.2
          Activewear...............................................    154.8      172.6          279.2       282.7
          Europe...................................................     47.5       59.9          101.8       124.8
          Other....................................................       .1       14.2             .6        24.6
                                                                     -------    -------      ---------     -------
               Subtotal - Unrelated Parties........................    446.0      517.7          820.9       888.3
               Affiliates..........................................    231.5         --          457.7          --
                                                                     -------    -------      ---------     -------
               Total...............................................  $ 677.5    $ 517.7      $ 1,278.6     $ 888.3
                                                                     =======    =======      =========     =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Gross earnings decreased $89,900,000 in the second quarter and $180,300,000 in the first six months of 2000 compared to corresponding periods of 1999. Gross earnings, however, on sales to unrelated parties decreased $63,700,000 or 53.8% in the second quarter of 2000 and $126,300,000 or 62.3% in the first six months of 2000 compared to corresponding periods of 1999. Gross margin on sales to unrelated parties declined 10.6 percentage points to 12.3% of sales for the second quarter and 13.5 percentage points to 9.3% of sales for the first six months of 2000. Amounts charged to cost of sales in the first six months of 2000 represent costs incurred in the second half of 1999 (fourth quarter of 1999 for the second quarter of 2000) when the inventory that was sold in the first six months of 2000 was manufactured. In the second quarter of 2000, higher 1999 production costs accounted for $21,700,000 of the decline in gross earnings and price decreases (principally domestic activewear and Europe) aggregated $7,800,000. In the first six months of 2000, higher 1999 production costs accounted for $72,800,000 of the decline in gross earnings and price decreases (principally domestic activewear and Europe) aggregated $14,400,000. Management believes production costs in the first six months of 2000 were significantly less than the manufacturing costs incurred in the second half of 1999. Accordingly, the Company expects an improvement in gross margin in the third and fourths quarters of 2000. The Company provided an additional $6,000,000 for physical inventory losses in the first six months of 2000 as compared to the first six months of 1999. For both the second quarter and first six months of 2000, lower volume and unfavorable mix decreased gross earnings by $13,000,000 in the second quarter and $8,900,000 in the first six months of 2000 compared with corresponding periods of 1999.

         The Company experienced an operating loss in the second quarter of 2000 on sales to unrelated parties of $11,400,000 compared to operating earnings on sales to unrelated parties of $26,600,000 in the second quarter of 1999. For the first six months of 2000, the Company experienced an operating loss on sales to unrelated parties of $59,400,000 compared to operating earnings on sales to unrelated parties of $36,600,000 in the first six months of 1999. Offsetting the decrease in gross earnings were lower selling, general, and administrative expenses of $25,600,000 in the second quarter and $30,300,000 in the first six months of 2000 compared to the corresponding periods of 1999. These reductions were principally due to expenditures for Y2K remediation in 1999 and lower advertising and promotion, legal and professional and office expenses in 2000. In addition, the consolidation of the Company's sales and marketing organization resulted in lower selling, general and administrative expenses in the second quarter and first six months of 2000. Selling, general and administrative expenses as a percent of net sales to unrelated parties decreased 3.0 percentage points to 13.5% in the second quarter and 2.2 percentage points to 15.1% in the first six months of 2000.

         Segment operating earnings were as follows (in millions of dollars).

                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     ------------------          ----------------
                                                                     JULY 1,     JULY 3,       JULY 1,      JULY 3,
                                                                      2000        1999          2000         1999
                                                                      ----        ----          ----         ----
          OPERATING EARNINGS (LOSS)
          Retail Products..........................................  $   2.3    $  20.4       $  (23.2)     $ 27.1
          Activewear...............................................    (13.4)      10.1          (36.3)        6.8
          Europe...................................................      1.5       (1.1)           3.8         6.5
          Other....................................................      4.3        3.4            8.6         8.5
          Goodwill.................................................     (6.1)      (6.2)         (12.3)      (12.3)
                                                                     -------    -------       --------      ------
               Subtotal - Unrelated Parties........................    (11.4)      26.6          (59.4)       36.6
               Affiliates..........................................    (26.2)        --          (54.0)         --
                                                                     -------    -------       --------      ------
               Total...............................................  $ (37.6)   $  26.6       $ (113.4)     $ 36.6
                                                                     =======    =======       ========      ======


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Interest expense increased $7,100,000 to $31,300,000 in the second quarter and $15,400,000 in the first six months of 2000 to $60,600,000 compared to the corresponding periods of 1999. The increase reflected a higher average interest rate. The Company also had a higher average borrowing level reflecting the elimination of the Company's accounts receivable securitization in the fourth quarter of 1999. Although the average borrowing level was higher, the Company did not record interest on $248,500,000 of unsecured 8 7/8% senior notes (the "Unsecured Notes") in the first six months of 2000 in accordance with SOP 90-7. The Unsecured Notes are included in Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheet.

         Other income (expense)-net in the second quarter of 2000 decreased $5,900,000 in the second quarter and $3,700,000 in the first six months of 2000 compared to the corresponding periods of 1999. Principal components of net other expense in the second quarter of 2000 included adequate protection payments (interest payments) in the amount of $1,600,000 related to the guarantee of personal indebtedness of the Company's former Chairman, bank fees of $900,000 and unfavorable currency translation of $700,000. These unfavorable impacts were partially offset by a $3,000,000 gain on marketable equity securities. Principal components of net other income in the second quarter of 1999 included an $8,000,000 gain on the sale of a facility and a $400,000 gain on marketable equity securities. These favorable impacts were partially offset by asset securitization expense of $2,100,000, a write off of debt premium fees of $2,000,000 and bank fees of $1,000,000. Principal components of net other income in the first six months of 2000 included a $15,300,000 gain on the sale of marketable equity securities partially offset by adequate protection payments (interest payments) in the amount of $2,900,000 related to the guarantee of personal indebtedness of the Company's former Chairman, bank fees of $1,600,000 and unfavorable currency translation of $2,800,000. Principal components of net other income in the first six months of 1999 included an $10,200,000 gain on the sale of two facilities, a $3,900,000 gain on previously settled litigation and a $3,900,000 gain on marketable equity securities. These favorable impacts were partially offset by asset securitization expense of $4,600,000, a write off of debt premium fees of $2,000,000 and bank fees of $2,300,000.

         Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items in the second quarter and first six months of 2000 aggregated $9,500,000 and $19,000,000, respectively, and consisted of professional fees, including legal, accounting and other services provided to the Company during the Chapter 11 cases. At July 1, 2000, $9,900,000 of the $19,000,000 incurred in the first six months of 2000 is accrued and included in Other accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

         The Company's income tax provision for the second quarter and first six months of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the second quarter and first six months of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years, is unable under the Chapter 11 cases to implement certain income tax planning strategies and expects an operating loss for 2000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company's effective income tax benefit for the first six months of 1999 reflected a provision projected for the full year for interest on prior years' U.S. Federal income taxes and goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to the sum of 85% of eligible accounts receivable, 50%-65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability, based on eligible accounts receivable and inventory, under the DIP Facility at July 28, 2000 was $302,800,000.

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

         Cash used for operating activities totaled $84,800,000 in the first six months of 2000 compared with $93,900,000 used in the first six months of 1999. The current year period benefited from a reduction in inventory and from $20,300,000 in net proceeds from the liquidation of the Pro Player business. Inventory increased in the first six months of 1999, and discontinued operations used $35,100,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In the first six months of 2000, the primary factors in reconciling from the loss from continuing operations of $189,300,000 to cash used for operating activities of $84,800,000 were a decrease in working capital of $67,300,000, depreciation and amortization of $54,800,000, and cash flows of $20,300,000 from discontinued operations, partially offset by a gain on marketable equity securities of $15,800,000 and $9,100,000 of reorganization payments.

         In the first six months of 1999, the primary factors in reconciling from the loss from continuing operations of $700,000 to cash used for operating activities totaling $93,900,000 were an increase in working capital of $68,900,000, cash flows of $35,100,000 used by discontinued operations, and currency translation of $12,700,000, partially offset by depreciation and amortization of $59,900,000.

         Net cash provided by investing activities in the first six months of 2000 was $10,400,000 compared with cash used for investing activities totaling $17,700,000 in the first six months of 1999. Capital expenditures were lower ($4,700,000 in the first six months of 2000 compared with $21,700,000 in the first six months of 1999). In addition, proceeds from the sale of marketable equity securities aggregated $14,100,000 in the first six months of 2000. Net cash used for investing activities in the first six months of 1999 included payments of $8,400,000 under the minimum value guarantee provision of the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $36,000,000 in 2000.

         Net cash provided by financing activities was $84,300,000 in the first six months of 2000 (consisting of net proceeds from DIP financing), compared with net cash provided by financing activities of $129,800,000 in the first six months of 1999 due to the unfavorable operating and investing cash flows.

         In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at July 1, 2000. Under the agreement, approximately $283,300,000 of eligible net receivables at July 3, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $246,300,000 from the ultimate purchaser outstanding at July 3, 1999 were used to reduce borrowings under the Company's revolving lines of credit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

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

b. REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended July 1, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FRUIT OF THE LOOM, INC.
                                                   (Registrant)


                                   /s/           G. WILLIAM NEWTON
                                   --------------------------------------------
                                                 G. William Newton
                                              Vice President Finance
                                        and Acting Chief Financial Officer
                                       (Principal Financial Officer and duly
                                    authorized to sign on behalf of Registrant)

Date: August 15, 2000