Form 10-Q
period 2000-09-30
FRUIT OF THE LOOM INC /DE/
filed 2000-11-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X]    No  [ ]

Common shares outstanding at November 13, 2000: 66,905,348 Class A Common Shares, $.01 par value and 5,229,421 shares of the Registrant's Preferred Stock, $.01 par value (the Common and Preferred Stock is privately owned and not traded on a public market).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I. FINANCIAL INFORMATION
         Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheet--September 30, 2000 (Unaudited)
                      and January 1, 2000.....................................................................        2
                    Condensed Consolidated Statement of Operations (Unaudited) for the
                      Three and Nine Months Ended September  30, 2000 and October 2, 1999.....................        3
                    Condensed Consolidated Statement of Cash Flows (Unaudited) for the
                      Nine Months Ended September 30, 2000 and October 2, 1999................................        4
                    Notes to Condensed Consolidated Financial Statements (Unaudited)..........................        5
         Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................................       30

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K..........................................................       40

                                       1

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)



                                                                SEPTEMBER 30,    JANUARY 1,
                                                                     2000           2000
                                                                -------------   -----------
                                                                   (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash) ....   $   101,000    $    38,300
   Notes and accounts receivable (less allowance for possible
     losses of $31,400 and $35,000, respectively) ...........       217,100        230,500
   Inventories
     Finished goods .........................................       482,400        477,300
     Work in process ........................................        62,900        114,800
     Materials and supplies .................................        40,700         51,600
                                                                -----------    -----------
         Total inventories ..................................       586,000        643,700
   Net assets of discontinued operations ....................         2,500         29,300
   Other ....................................................        31,600         27,600
                                                                -----------    -----------
         Total current assets ...............................       938,200        969,400
                                                                -----------    -----------
   Property, Plant and Equipment ............................     1,065,900      1,095,200
     Less accumulated depreciation ..........................       761,400        744,100
                                                                -----------    -----------
         Net property, plant and equipment ..................       304,500        351,100
                                                                -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $370,600 and
     $352,100, respectively) ................................       612,700        631,200
   Other ....................................................       101,200        119,900
                                                                -----------    -----------
         Total other assets .................................       713,900        751,100
                                                                -----------    -----------
                                                                $ 1,956,600    $ 2,071,600
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt .....................   $   794,900    $   635,800
   Trade accounts payable ...................................        36,500         17,900
   Other accounts payable and accrued expenses ..............       257,100        195,000
                                                                -----------    -----------
         Total current liabilities ..........................     1,088,500        848,700
                                                                -----------    -----------
Noncurrent Liabilities
   Long-term debt ...........................................       408,500        593,500
   Net liabilities of discontinued operations ...............         9,100          9,400
   Notes and accounts payable -- affiliates .................        91,100           --
   Other ....................................................        24,400         37,900
                                                                -----------    -----------
         Total noncurrent liabilities .......................       533,100        640,800
                                                                -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties ........................................       667,100        671,200
   Affiliates ...............................................       454,900        454,900
                                                                -----------    -----------
         Total liabilities subject to compromise ............     1,122,000      1,126,100
                                                                -----------    -----------
Preferred Stock .............................................        71,700         71,700
                                                                -----------    -----------
Common Stockholders' Deficit ................................      (858,700)      (615,700)
                                                                -----------    -----------
                                                                $ 1,956,600    $ 2,071,600
                                                                ===========    ===========


                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               --------------------------    --------------------------
                                                               SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,   OCTOBER 2,
                                                                   2000          1999            2000          1999
                                                               ------------   -----------    ------------   -----------
Net sales
    Unrelated parties ......................................   $   396,400    $   480,500    $ 1,217,300    $ 1,368,800
    Affiliates .............................................       203,000        275,000        660,700        275,000
                                                               -----------    -----------    -----------    -----------
                                                                   599,400        755,500      1,878,000      1,643,800
                                                               -----------    -----------    -----------    -----------

Cost of sales
    Unrelated parties ......................................       298,900        471,500      1,043,300      1,157,000
    Affiliates .............................................       231,900        355,400        743,600        355,400
                                                               -----------    -----------    -----------    -----------
                                                                   530,800        826,900      1,786,900      1,512,400
                                                               -----------    -----------    -----------    -----------
       Gross earnings (loss) ...............................        68,600        (71,400)        91,100        131,400
Selling, general and administrative expenses ...............        47,300        110,000        170,900        263,900
Goodwill amortization ......................................         6,200          6,200         18,500         18,500
                                                               -----------    -----------    -----------    -----------
       Operating earnings (loss) ...........................        15,100       (187,600)       (98,300)      (151,000)
Interest expense ...........................................       (32,200)       (25,300)       (92,800)       (70,500)
Other (expenses) income-net ................................        (2,700)       (24,900)         2,400        (16,100)
                                                               -----------    -----------    -----------    -----------
       Loss from continuing operations before
         reorganization items and income tax provision .....       (19,800)      (237,800)      (188,700)      (237,600)
Reorganization items .......................................        (9,300)          --          (28,300)          --
                                                               -----------    -----------    -----------    -----------
       Loss from continuing operations before
         income tax provision ..............................       (29,100)      (237,800)      (217,000)      (237,600)
Income tax provision .......................................           800          1,700          2,200          1,200
                                                               -----------    -----------    -----------    -----------
       Loss from continuing operations .....................       (29,900)      (239,500)      (219,200)      (238,800)
Discontinued operations:
    Loss from Sports & Licensing operations ................          --           (3,500)        (2,600)       (14,400)
                                                               -----------    -----------    -----------    -----------
       Net loss ............................................   $   (29,900)   $  (243,000)   $  (221,800)   $  (253,200)
                                                               ===========    ===========    ===========    ===========



                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                       NINE MONTHS ENDED
                                                                  ---------------------------
                                                                  SEPTEMBER 30,   OCTOBER 2,
                                                                      2000           1999
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations ............................   $  (219,200)   $  (238,800)
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization ...........................        81,800         87,600
      Decrease (increase) in working capital ..................       129,700       (103,400)
      Cash flows of discontinued operations ...................        23,400        (26,000)
      Gain on marketable equity securities ....................       (16,700)        (3,900)
      Other--net ..............................................       (14,500)       (20,700)
                                                                  -----------    -----------
         Net operating cash flows before
         reorganization items .................................       (15,500)      (305,200)
      Net cash used for reorganization items:
         Professional fees paid ...............................       (18,000)          --
                                                                  -----------    -----------
           Net operating cash flows ...........................       (33,500)      (305,200)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .......................................        (8,200)       (27,400)
   Proceeds from sale of marketable equity securities .........        16,600          2,500
   Proceeds from sale of Gitano ...............................        16,500           --
   Proceeds from sale of property, plant and equipment ........         3,300         20,500
   Other--net .................................................          (800)       (22,200)
                                                                  -----------    -----------
           Net investing cash flows ...........................        27,400        (26,600)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds .....................................     1,040,300           --
   DIP financing payments .....................................    (1,061,000)          --
   Proceeds from issuance of long-term debt ...................          --          240,200
   Proceeds under line-of-credit agreements ...................          --          676,800
   Payments under line-of-credit agreements ...................          --         (486,800)
   Principal payments on long-term debt and capital leases ....        (1,600)      (236,400)
   Affiliate notes and accounts payable .......................        91,100        174,700
   Preferred dividends ........................................          --           (1,100)
                                                                  -----------    -----------
           Net financing cash flows ...........................        68,800        367,400
                                                                  -----------    -----------
Net increase in Cash and cash
   equivalents (including restricted cash) ....................        62,700         35,600
Cash and cash equivalents (including restricted
   cash) at beginning of period ...............................        38,300          1,400
                                                                  -----------    -----------
Cash and cash equivalents (including restricted
   cash) at end of period .....................................   $   101,000    $    37,000
                                                                  ===========    ===========


                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1. On March 4, 1999 Fruit of the Loom, Ltd. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. At the beginning of the third quarter of 1999, FTL, Inc. transferred ownership of its Central American subsidiaries which perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL, Ltd.

         The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the full year. Certain prior year and first quarter amounts have been reclassified to conform with the current year presentation.

         In connection with the Cayman Reorganization, all outstanding shares of Class A common stock of FTL, Inc. were automatically converted into Class A ordinary shares of FTL, Ltd., and all outstanding shares of Class B common stock of FTL, Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL, Inc. (the "FTL, Inc. Preferred Stock").

         The FTL, Inc. Preferred Stock (5,229,421 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL, Inc. Class B common stock based upon the $13.71 average closing price of FTL, Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole at any time or in part from time to time, for 4,981,000 FTL, Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole at any time or in part from time to time, for 4,981,000 shares of FTL, Inc. common stock, (v) participates with the holders of FTL, Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL, Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL, Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and
(vii) has the right to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         The fixed dividend on the FTL, Inc. Preferred Stock is 4.5% of the liquidation preference of $71,700,000 and equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at September 30, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. reported losses throughout 1999 and in the first nine months of 2000, the preferred stock participation is limited to the fixed preferred dividends. The Company ceased recording dividends on the FTL, Inc. Preferred Stock as of the date FTL, Inc.'s bankruptcy case commenced since it is an unsecured obligation.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization which contemplates emergence from bankruptcy in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or if confirmed, that such plan will be consummated. FTL, Inc. had the exclusive right to file a plan of reorganization through April 27, 2000. The Bankruptcy Court granted an extension of the exclusivity period through December 31, 2000 due to the magnitude of the Company's operations and the complexity of the plan formulation process. After the expiration of the exclusivity period (unless it is further extended by order of the Bankruptcy Court), creditors will have the right to propose reorganization plans.

         The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means by which claims against the Company and its debtor subsidiaries, including the liabilities subject to compromise can be satisfied. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. At this time it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

         FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including FTL, Inc.'s debt structure, default on all pre-petition debt, negative cash flows, recurring losses, as well as current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

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

         LIABILITIES SUBJECT TO COMPROMISE. In the Chapter 11 cases, under a plan of reorganization, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 cases have been segregated and classified in the consolidated balance sheets as liabilities subject to compromise under reorganization proceedings. Generally, all actions to enforce or otherwise repay pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all leases for assumption or rejection but will analyze their leases and executory contracts and may assume or reject leases and contracts. The rejection of any of these leases and executory contracts could result in additional liabilities subject to compromise.

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

         As stated above, additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.



                                                                                       SEPTEMBER 30,    JANUARY 1,
                                                                                           2000            2000
                                                                                       ------------     ----------
                                                                                        (IN THOUSANDS OF DOLLARS)
         8.875% Unsecured Senior Notes...............................................  $    248,500     $  248,500
         Trade accounts payable......................................................       102,700        113,100
         Environmental and product liability.........................................        34,100         35,400
         Accrued severance...........................................................        27,400         27,400
         Deferred compensation accrual...............................................        21,600         16,400
         Other.......................................................................       232,800        230,400
                                                                                       ------------     ----------
                                                                                       $    667,100     $  671,200
                                                                                        ===========     ==========

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

         The Company's 7% Debentures due March 15, 2011 were delisted as of June 14, 2000 upon notice from the NASDAQ-AMEX Market Group (the "Exchange") that the Company has fallen below certain of the Exchange's continued listing guidelines.

         3. No dividends were declared on the Company's common stock for the nine-month periods ended September 30, 2000 and October 2, 1999. Management of the Company believes that no dividends will be declared on the Company's common stock while the Company's Chapter 11 cases are pending.

         4. The Company's income tax provision for the third quarter and first nine months of 2000 and 1999 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the third quarter and first nine months of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years, is unable under the Chapter 11 cases to implement certain income tax planning strategies and expects an operating loss for 2000.

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

         5. On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. The assets of Pro Player to be sold consist primarily of accounts receivable, inventories, property, plant and equipment and intangibles. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in the year ended January 1, 2000 for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the estimated phase-out period from February 24, 2000 through August 24, 2000. The Company currently estimates the phase-out period will continue until the end of the fourth quarter.

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


                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,   OCTOBER 2,
                                                                 2000           1999            2000           1999
                                                             -------------   -----------    -------------   ---------
Net sales .................................................   $    (500)     $  48,500        $  29,100     $ 102,600
Cost of sales .............................................         900         33,000           30,000        74,500
                                                              ---------      ---------        ---------     ---------
     Gross earnings (loss) ................................      (1,400)        15,500             (900)       28,100
Selling, general & administrative expenses ................         500         16,800           13,500        36,900
Goodwill amortization .....................................        --              500            1,000         1,500
                                                              ---------      ---------        ---------     ---------
     Operating loss .......................................      (1,900)        (1,800)         (15,400)      (10,300)
Interest expense ..........................................        --           (1,700)          (1,500)       (4,100)
Other expense--net ........................................      (1,100)          --             (1,400)         --
                                                              ---------      ---------        ---------     ---------
     Net loss .............................................      (3,000)        (3,500)         (18,300)      (14,400)
Portion of net loss charged to reserve for loss
  on disposal..............................................       3,000           --             15,700          --
                                                              ---------      ---------        ---------     ---------
     Loss from discontinued operations ....................   $    --        $  (3,500)       $  (2,600)    $ (14,400)
                                                              =========      =========        =========     =========



     Assets and liabilities of discontinued operations consisted of the following (in thousands of dollars):


                                                          SEPTEMBER 30,   JANUARY 1,
                                                              2000           2000
                                                          ------------    ----------
Accounts receivable ...................................   $    800         $ 19,100
Inventories ...........................................      6,900           22,400
Other current assets ..................................       --                700
Other accounts payable and accrued expenses ...........     (5,200)         (12,900)
                                                          --------         --------
    Net current assets ................................      2,500           29,300
                                                          --------         --------
Property, plant and equipment .........................      5,000            7,500
Liabilities subject to compromise .....................    (14,100)         (16,900)
                                                          --------         --------
    Net noncurrent liabilities ........................     (9,100)          (9,400)
                                                          --------         --------
    Net assets (liabilities) of discontinued
      operations.......................................   $ (6,600)        $ 19,900
                                                          ========         ========


         Assets are shown at their expected net realizable values.

         6. In the third quarter of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in Mexico, resulting in special charges aggregating $13,100,000 for write-downs of inventory, other assets and contractual obligations. These charges are recorded in results of operations in the accompanying condensed consolidated financial statements in Cost of sales ($1,800,000) and Selling, general and administrative expenses ($11,300,000).

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         A rollforward of the 1999 special charges from January 1, 2000 through September 30, 2000 is presented below (in thousands of dollars):


                                                            RESERVE                                                 RESERVE
                                                          BALANCE AT                                              BALANCE AT
                                                          JANUARY 1,        CASH        INCOME       OTHER       SEPTEMBER 30,
                                                             2000         PAYMENTS    (EXPENSE)     ACTIVITY         2000
                                                         -----------      --------    ---------     --------     -------------
Provisions and losses on the sales of
   close-out and irregular merchandise...............    $    35,000     $     --     $     --     $  20,100      $    14,900
Severance............................................         30,600          500           --            --           30,100
Debt guarantee.......................................         30,000          700           --            --           29,300
Other asset write downs and reserves.................         72,100          600           --        27,500           44,000
                                                         -----------     --------     --------     ---------      -----------
                                                         $   167,700     $  1,800     $     --     $  47,600      $   118,300
                                                         ===========     ========     ========     =========      ===========

         Other activity in the first nine months of 2000 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first nine months of 2000 for additional ongoing normal lower of cost or market reserves.

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

         A rollforward of the 1997 special charges from January 1, 2000 through September 30, 2000 is presented below (in thousands of dollars):


                                                            RESERVE                                               RESERVE
                                                            BALANCE                                               BALANCE
                                                          JANUARY 1,      CASH        INCOME       OTHER       SEPTEMBER 30,
                                                             2000       PAYMENTS     (EXPENSE)    ACTIVITY         2000
                                                          ----------   ---------     --------    ---------     ------------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
Sewing, finishing and distribution facilities........     $   25,600   $     100     $     --    $   2,400       $    23,100
Impairment of mills to be sold.......................         13,400          --           --           --            13,400
Lease residual guarantees............................         54,200          --           --           --            54,200
Other equipment......................................          6,100          --           --           --             6,100
                                                          ----------   ---------     --------    ---------       -----------
                                                              99,300         100           --        2,400            96,800
Severance costs......................................            200          --           --           --               200
Other accruals.......................................          1,900          --           --           --             1,900
                                                          ----------   ---------     --------    ---------       -----------
                                                             101,400         100           --        2,400            98,900
                                                          ----------   ---------     --------    ---------       -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
Other accruals.......................................            200          --           --          200                --
                                                          ----------   ---------     --------    ---------       -----------
                                                                 200          --           --          200                --
                                                          ----------   ---------     --------    ---------       -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Other accruals.......................................          4,200          --           --          100             4,100
                                                          ----------   ---------     --------    ---------       -----------
                                                               4,200          --           --          100             4,100
                                                          ----------   ---------     --------    ---------       -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          9,300         500           --           --             8,800
                                                          ----------   ---------     --------    ---------       -----------
                                                          $  115,100   $     600     $     --    $   2,700       $   111,800
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         A rollforward of the 1995 special charges from January 1, 2000 through September 30, 2000 is presented below (in thousands of dollars):


                                                                            RESERVE                                    RESERVE
                                                                            BALANCE                                    BALANCE
                                                                            JANUARY 1,    CASH     INCOME     OTHER    SEPT. 30,
                                                                              2000      PAYMENTS  (EXPENSE) ACTIVITY     2000
                                                                            ---------   --------   -------  --------   --------
Closing or realignment of manufacturing operations:
   Changes in estimates of insurance liabilities.......................     $    500    $   500     $ --     $  --     $     --
   Other ..............................................................          200         --       --        --          200
                                                                            --------    -------     ----     -----     --------
                                                                                 700        500       --        --          200
Changes in estimates of certain retained liabilities
   of former subsidiaries..............................................        2,200      1,300       --        --          900
                                                                            --------    -------     ----     -----     --------
                                                                            $  2,900    $ 1,800     $ --     $  --     $  1,100
                                                                            ========    =======     ====     =====     ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         7. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at September 30, 2000 related to discontinued operations consist primarily of certain environmental reserves of approximately $32,100,000 and product liability reserves of approximately $2,000,000. The Company has purchased insurance coverage for potential cleanup cost expenditures from the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

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

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of October 31, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through October 31, 2000, total payments made by the Company on behalf of Mr. Farley's loan aggregated $4,700,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through October 31, 2000 aggregated $1,300,000.

         On June 2, 2000, Mr. Farley filed an action against Fruit of the Loom, Inc. in the United States Bankruptcy Court for the District of Delaware seeking declaratory relief regarding the parties' rights and obligations under a series of agreements relating to the $65,000,000 credit facility provided to Mr. Farley by Bank of America, N.A. and Credit Suisse First Boston (the "$65,000,000 Loan"). As alleged in the complaint, on March 24, 1999, Fruit of the Loom executed a Guaranty of Payment under which Fruit of the Loom guaranteed Mr. Farley's payment of his obligations under the $65,000,000 Loan. Also on March 24, 1999, Mr. Farley and Fruit of the Loom entered into a Reimbursement Agreement under which Mr. Farley agreed to reimburse Fruit of the Loom for any sums that it became obligated to pay to Mr. Farley's lenders under the Guaranty of Payment. Mr. Farley seeks a declaration (i) that he is not contractually obligated to make any payments to Fruit of the Loom under the Reimbursement Agreement until Fruit of the Loom has paid all of Mr. Farley's outstanding obligations under the $65,000,000 Loan pursuant to the Guaranty of Payment and
(ii) that Fruit of the Loom may not recover from Mr. Farley the costs of its collection efforts under the Reimbursement Agreement.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         On July 3, 2000, Fruit of the Loom filed an answer and counterclaims asserting causes of action for breach of contract and specific performance. Fruit of the Loom seeks actual and consequential damages, costs, and attorney's fees as well as the specific performance by Mr. Farley of his obligations under the Reimbursement Agreement and related loan documents. Fruit of the Loom has moved for summary judgment. That motion is pending. The Court has permitted discovery to proceed during the pendency of Fruit of the Loom's summary judgment motion.

         On September 15, 2000, the bankruptcy reference was withdrawn in this matter and the adversary proceeding was assigned to the United States District Court for the District of Delaware. Management believes that Mr. Farley's action is without merit and intends to defend against Mr. Farley's claim and to prosecute its counterclaim vigorously.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At September 30, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $20,500,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

         On September 30, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased FTL, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William F. Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which was denied. The defendants filed a motion to change venue from Bowling Green, Kentucky, to Chicago, Illinois. That motion has been denied. The plaintiffs motion for class certification was granted. All defendants have filed an answer to the complaint. Discovery has been initiated against the individual defendants and against certain third-parties. The Company filed a motion in the Bankruptcy Court seeking to enjoin further prosecution of the New England Action pending the consummation of a plan of reorganization. The Company and counsel for the plaintiff have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the New England Action at least until January 15, 2001, subject to certain limited document discovery against non-parties (other than any current or former officers and directors) being permitted to proceed. Also, the plaintiffs may amend the complaint to add additional parties. The action is not proceeding against the Company at this time due to the automatic stay in the bankruptcy cases.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         In March, April and May 2000, nine putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky. The lawsuits contain virtually identical allegations and assert the same causes of action under the Securities Exchange Act of 1934, as amended (the "Act"). The plaintiffs claim that the defendants engaged in conduct violating Section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. According to the plaintiffs in each action, the defendants made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the alleged class period, causing the plaintiffs and the class to purchase Company stock at artificially inflated prices. The plaintiffs ask for unspecified amounts as to damages, interest and costs and ancillary relief.

         The nine putative class action lawsuits are: i) Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000; ii) Tom Maiden v. William Farley, et al., Civil Action No. 1:00 CV-49M (W.D. Ky.), filed on March 27, 2000; iii) Adele Brody v. William Farley, et al., Civil Action No. 1:00 CV-50M (W.D. Ky.), filed on March 27, 2000; iv) Gregory Nespole v. William Farley, et al., Civil Action No. 1:00 CV-53M (W.D. Ky.), filed on March 29, 2000; v) Deborah Dyckman v. William Farley, et al., Civil Action No. 1:00 CV-55M (W.D. Ky.), filed on March 30, 2000; vi) The Ezra Charitable Trust v. William Farley, et al., Civil Action No. 1:00 CV-56M (W.D. Ky.), filed on March 30, 2000; vii) Steven Clinton v. William Farley, et al., Civil Action No. 1:00 CV-59M (W.D. Ky.), filed on March 31, 2000; viii) Francis Olearczyk v. William Farley, et al., Civil Action No. 1:00 CV-79M (W.D. Ky.), filed on April 27, 2000; ix) Jeanne Buck v. William Farley, et al., Civil Action No. 1:00 CV-93M (W.D. Ky.), filed on May 19, 2000. The Company filed a motion in the Bankruptcy Court to stay these putative class actions pending consummation of a plan of reorganization. The Company and counsel for the plaintiffs in the putative class actions have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the putative class actions at least until January 15, 2001, with the following exceptions:

     (a)  the plaintiffs shall be permitted to file amended complaints;

     (b) the parties may pursue the selection of a lead plaintiff, class certification and consolidation of any of the actions;

     (c) the time for defendants to answer or move with respect to any complaint shall be extended to November 14, 2000; and

     (d) the parties may pursue document discovery, subject to limitations, of certain non-parties other than the Company or current or former officers or directors.

         8.  Comprehensive loss was as follows (in thousands of dollars):


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPT. 30,   OCTOBER 2,     SEPTEMBER 30,   OCTOBER 2,
                                                                2000         1999            2000           1999
                                                             ---------    ---------      ------------    ---------
Net loss ...............................................     $ (29,900)   $(243,000)     $(221,800)      $(253,200)
Unrealized gains on marketable equity securities:
        Holding gains ..................................         4,400         --            6,400            --
        Realized gains reclassified to net loss ........          (300)        --          (10,300)           --
Foreign currency translation adjustments--net ..........        (8,700)       5,700        (17,300)        (10,900)
                                                             ---------    ---------      ---------       ---------
        Comprehensive loss .............................     $ (34,500)   $(237,300)     $(243,000)      $(264,100)
                                                             =========    =========      =========       =========


         9. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of September 30, 2000 and January 1, 2000 and for the three and nine months ended September 30, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES

                             (DEBTOR IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                                                             SEPTEMBER 30,       JANUARY 1,
                                                                                                 2000              2000
                                                                                              -----------    -----------
                                              ASSETS                                         (UNAUDITED)
Current Assets
   Cash and cash equivalents (including restricted cash) ..................................   $    77,800    $    18,200
   Notes and accounts receivable (less allowance for possible losses
     $20,400 and of $23,600) ..............................................................       157,700        179,500
   Inventories
      Finished goods ......................................................................       420,400        421,900
      Work in process .....................................................................        47,900         94,100
      Materials and supplies ..............................................................        33,400         44,400
                                                                                              -----------    -----------
         Total inventories ................................................................       501,700        560,400
   Net assets of discontinued operations ..................................................         2,500         29,300
   Other ..................................................................................        23,000          6,600
                                                                                              -----------    -----------
         Total current assets .............................................................       762,700        794,000
                                                                                              -----------    -----------
Property, Plant and Equipment .............................................................       924,100        923,300
   Less accumulated depreciation ..........................................................       689,800        657,000
                                                                                              -----------    -----------
         Net property, plant and equipment ................................................       234,300        266,300
                                                                                              -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $370,600 and $352,100) ......................       612,700        631,200
   Investment in nondebtor subsidiaries ...................................................       211,900        220,300
   Receivable from nondebtor subsidiaries .................................................        75,400         52,200
   Other ..................................................................................       100,500        117,800
                                                                                              -----------    -----------
         Total other assets ...............................................................     1,000,500      1,021,500
                                                                                              -----------    -----------
                                                                                              $ 1,997,500    $ 2,081,800
                                                                                              ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt ...................................................   $   787,500    $   635,200
   Trade accounts payable .................................................................        23,600          7,000
   Other accounts payable and accrued expenses ............................................       235,400        109,200
                                                                                              -----------    -----------
         Total current liabilities ........................................................     1,046,500        751,400
                                                                                              -----------    -----------
Noncurrent Liabilities
   Long-term debt .........................................................................       385,300        556,300
   Net liabilities of discontinued operations .............................................         9,100          9,400
   Payable to nondebtor subsidiaries ......................................................        52,300           --
   Other ..................................................................................        24,500         37,800
                                                                                              -----------    -----------
         Total noncurrent liabilities .....................................................       471,200        603,500
                                                                                              -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties ......................................................................       667,100        671,200
   Payable to nondebtor subsidiaries and affiliates .......................................       599,700        599,700
                                                                                              -----------    -----------
         Total liabilities subject to compromise ..........................................     1,266,800      1,270,900
                                                                                              -----------    -----------
Exchangeable Preferred Stock ..............................................................        71,700         71,700
                                                                                              -----------    -----------
Common Stockholders' Deficit ..............................................................      (858,700)      (615,700)
                                                                                              -----------    -----------
                                                                                              $ 1,997,500    $ 2,081,800
                                                                                              ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)



                                                                                PERIOD ENDED SEPTEMBER 30, 2000
                                                                                -------------------------------
                                                                                     THREE             NINE
                                                                                    MONTHS            MONTHS
                                                                                --------------    -------------
Net Sales
   Unrelated parties ...........................................................   $   333,700    $ 1,014,400
   Affiliates ..................................................................       203,000        660,700
                                                                                   -----------    -----------
                                                                                       536,700      1,675,100
                                                                                   -----------    -----------
Cost of Sales
   Unrelated parties ...........................................................       233,100        853,200
   Affiliates ..................................................................       256,700        796,200
                                                                                   -----------    -----------
                                                                                       489,800      1,649,400
                                                                                   -----------    -----------
      Gross earnings ...........................................................        46,900         25,700
Selling, general and administrative expenses ...................................        35,800        125,300
Goodwill amortization ..........................................................         5,900         18,200
                                                                                   -----------    -----------
      Operating earnings (loss) ................................................         5,200       (117,800)
Interest expense ...............................................................       (31,500)       (90,900)
Equity in earnings of nondebtor subsidiaries ...................................         3,500          9,100
Other income--net ..............................................................         2,000         11,000
                                                                                   -----------    -----------
      Loss from continuing operations before reorganization items and income tax
        provision ..............................................................       (20,800)      (188,600)
Reorganization items ...........................................................        (8,900)       (27,900)
                                                                                   -----------    -----------
      Loss from continuing operations before income tax provision ..............       (29,700)      (216,500)
Income tax provision ...........................................................           200          2,700
                                                                                   -----------    -----------
      Loss from continuing operations ..........................................       (29,900)      (219,200)
Discontinued operations
   Loss--Sports & Licensing operations .........................................          --           (2,600)
                                                                                   -----------    -----------
Net loss .......................................................................   $   (29,900)   $  (221,800)
                                                                                   ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations .............................................   $  (219,200)
   Adjustments to reconcile to net operating cash flows:
      Equity in earnings of nondebtor subsidiaries .............................        (9,100)
      Depreciation and amortization ............................................        73,700
      Decrease in working capital ..............................................       189,800
      Cash flows of discontinued operations ....................................        23,400
      Gain on sale of marketable equity securities .............................       (16,700)
      Other--net ...............................................................          (900)
                                                                                   -----------
        Net operating cash flows before reorganization items ...................        41,000
      Net cash used for reorganization items:
        Professional fees paid .................................................       (18,000)
                                                                                   -----------
          Net operating cash flows .............................................        23,000
                                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................................        (7,300)
   Proceeds from sale of marketable equity securities ..........................        16,600
   Proceeds from sale of Gitano ................................................        16,500
   Affiliate notes and accounts receivable .....................................       (23,300)
   Other--net ..................................................................         2,500
                                                                                   -----------
          Net investing cash flows .............................................         5,000
                                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ......................................................     1,040,300
   DIP financing payments ......................................................    (1,061,000)
   Affiliate notes and accounts payable ........................................        52,300
                                                                                   -----------
          Net financing cash flows .............................................        31,600
                                                                                   -----------
Net increase in cash and cash equivalents (including restricted cash) ..........        59,600
Cash and cash equivalents (including restricted cash) at beginning of period ...        18,200
                                                                                   -----------
Cash and cash equivalents (including restricted cash) at end of period .........   $    77,800
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

         The supplemental guarantor condensed consolidating financial statements present:

                  (a) Supplemental condensed consolidating balance sheets as of September 30, 2000 and January 1, 2000, and supplemental condensed consolidating summaries of operations and cash flows for the nine months ended September 30, 2000 and October 2, 1999;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                           COMBINED        COMBINED       FRUIT        ELIMINATIONS
                                                        NON-GUARANTOR     GUARANTOR      OF THE            AND
ASSETS                                                  SUBSIDIARIES     SUBSIDIARIES  LOOM, INC.    RECLASSIFICATION  CONSOLIDATED
                                                        -------------    ------------  ----------    ----------------  ------------
Current Assets
   Cash and cash equivalents
     (including restricted cash) ....................    $  20,000       $     7,200   $    73,800     $                $   101,000
   Notes and accounts receivable
   (less allowance for possible losses
   of $31,400) ......................................       51,200           165,600           300                          217,100
   Inventories,
     Finished goods .................................       56,000           426,400            --                          482,400
     Work in process ................................       10,100            52,800            --                           62,900
     Materials and supplies .........................        7,800            32,900            --                           40,700
                                                         ---------       -----------   -----------     -----------      -----------
         Total inventories ..........................       73,900           512,100            --                          586,000
   Net assets of discontinued operations ............           --             2,500            --                            2,500
   Other ............................................        7,800            20,700         3,100                           31,600
                                                         ---------       -----------   -----------     -----------      -----------
         Total current assets .......................      152,900           708,100        77,200                          938,200
                                                         ---------       -----------   -----------     -----------      -----------
Property, Plant and Equipment .......................      131,500           929,200         5,200                        1,065,900
Less accumulated depreciation .......................       68,500           690,400         2,500                          761,400
                                                         ---------       -----------   -----------     -----------      -----------
   Net property, plant and equipment ................       63,000           238,800         2,700                          304,500
                                                         ---------       -----------   -----------     -----------      -----------
Other Assets
   Goodwill (less accumulated amortization
     of $370,600) ...................................           --            27,700       585,000
                                                                                                                            612,700
   Affiliate notes and accounts receivable--net .....           --                --     1,190,800      (1,190,800)              --
   Investment in subsidiaries .......................           --           141,700            --        (141,700)              --
   Other ............................................        1,700            45,100        54,400                          101,200
                                                         ---------       -----------   -----------     -----------      -----------
         Total other assets .........................        1,700           214,500     1,830,200      (1,332,500)         713,900
                                                         ---------       -----------   -----------     -----------      -----------
                                                         $ 217,600       $ 1,161,400   $ 1,910,100     $(1,332,500)     $ 1,956,600
                                                         =========       ===========   ===========     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt .............    $   7,300       $       100   $   787,500     $                $   794,900
   Trade accounts payable ...........................       10,200            25,800           500                           36,500
   Other accounts payable and accrued expenses ......       17,600           160,100        79,400                          257,100
                                                         ---------       -----------   -----------     -----------      -----------
         Total current liabilities ..................       35,100           186,000       867,400                        1,088,500
                                                         ---------       -----------   -----------     -----------      -----------
Noncurrent Liabilities
   Long-term debt ...................................       23,200             7,700       377,600                          408,500
   Losses in excess of investment in subsidiaries ...           --                --     1,017,900      (1,017,900)              --
   Net liabilities of discontinued operations .......           --             9,100            --                            9,100
   Notes and account payable - affiliates ...........       17,500            24,500            --          49,100           91,100
   Other ............................................          100            23,600           700                           24,400
                                                         ---------       -----------   -----------     -----------      -----------
         Total noncurrent liabilities ...............       40,800            64,900     1,396,200        (968,800)         533,100
                                                         ---------       -----------   -----------     -----------      -----------
Liabilities Subject to Compromise
   Unrelated parties ................................           --           233,600       433,500                          667,100
   Affiliates .......................................           --         1,694,800            --      (1,239,900)         454,900
                                                         ---------       -----------   -----------     -----------      -----------
         Total liabilities subject to compromise ....           --         1,928,400       433,500      (1,239,900)       1,122,000
                                                         ---------       -----------   -----------     -----------      -----------
Preferred Stock .....................................           --                --        71,700                           71,700
                                                         ---------       -----------   -----------     -----------      -----------
Common Stockholder's Equity (Deficit) ...............      141,700        (1,017,900)     (858,700)        876,200         (858,700)
                                                         ---------       -----------   -----------     -----------      -----------
                                                         $ 217,600       $ 1,161,400   $ 1,910,100     $(1,332,500)     $ 1,956,600
                                                         =========       ===========   ===========     ===========      ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                            COMBINED        COMBINED       FRUIT        ELIMINATIONS
                                                          NON-GUARANTOR     GUARANTOR     OF THE            AND
                                                          SUBSIDIARIES     SUBSIDIARIES  LOOM, INC.   RECLASSIFICATION  CONSOLIDATED
                                                          ------------     ------------  ----------   ----------------  ------------
Net sales
   Unrelated parties....................................   $  56,700        $ 339,700    $              $               $   396,400
   Affiliates...........................................          --          210,500                      (7,500)          203,000
                                                           ---------        ---------    ---------      ---------       -----------
                                                              56,700          550,200                      (7,500)          599,400
                                                           ---------        ---------    ---------      ---------       -----------
Cost of sales
   Unrelated parties....................................      43,100          255,800                                       298,900
   Affiliates...........................................          --          239,400                      (7,500)          231,900
                                                           ---------        ---------    ---------      ---------       -----------
                                                              43,100          495,200                      (7,500)          530,800
                                                           ---------        ---------    ---------      ---------       -----------
     Gross earnings.....................................      13,600           55,000                                        68,600
Selling, general and administrative expenses............      11,000           33,800        2,500                           47,300
Goodwill amortization...................................          --              300        5,900                            6,200
                                                           ---------        ---------    ---------      ---------       -----------
     Operating earnings (loss)..........................       2,600           20,900       (8,400)                          15,100
Interest expense........................................        (700)            (200)     (31,300)                         (32,200)
Affiliated interest income (expense)....................        (800)         (34,100)      34,900                               --
Equity in losses of subsidiaries........................          --            1,000      (21,900)        20,900                --
Other income (expense)--net.............................         400           (8,900)       5,800                           (2,700)
                                                           ---------        ---------    ---------      ---------       -----------
     Earnings (loss) from continuing operations before
       reorganization items and income tax provision....       1,500          (21,300)     (20,900)        20,900           (19,800)
Reorganization items....................................          --             (300)      (9,000)                          (9,300)
                                                           ---------        ---------    ---------      ---------       -----------
     Earnings (loss) from continuing operations before
         income tax provision...........................       1,500          (21,600)     (29,900)        20,900           (29,100)
Income tax provision....................................         500              300           --                              800
                                                           ---------        ---------    ---------      ---------       -----------
     Loss from continuing operations....................       1,000          (21,900)     (29,900)        20,900           (29,900)
Discontinued operations:
   Loss--Sports & Licensing operations..................          --               --           --             --                --
                                                           ---------        ---------    ---------      ---------       -----------
     Net earnings (loss)................................   $   1,000        $ (21,900)   $ (29,900)     $  20,900       $   (29,900)
                                                           =========        =========    =========      =========       ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                         COMBINED       COMBINED        FRUIT          ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR        OF THE              AND
                                                       SUBSIDIARIES   SUBSIDIARIES    LOOM, INC.     RECLASSIFICATION   CONSOLIDATED
                                                       -------------  ------------    ----------     ----------------   ------------
Net sales
   Unrelated parties.................................    $ 189,100    $ 1,028,200     $               $                 $ 1,217,300
   Affiliates........................................           --        685,800                          (25,100)         660,700
                                                         ---------    -----------     -----------     ------------      -----------
                                                           189,100      1,714,000                          (25,100)       1,878,000
                                                         ---------    -----------     -----------     ------------      -----------
Cost of sales
   Unrelated parties.................................      144,800        898,500                                         1,043,300
   Affiliates........................................           --        768,700                          (25,100)         743,600
                                                         ---------    -----------     -----------     ------------      -----------
                                                           144,800      1,667,200                          (25,100)       1,786,900
                                                         ---------    -----------     -----------     ------------      -----------
     Gross earnings..................................       44,300         46,800                                            91,100
Selling, general and administrative expenses.........       37,100        125,800           8,000                           170,900
Goodwill amortization................................           --            800          17,700                            18,500
                                                         ---------    -----------     -----------     ------------      -----------
     Operating earnings (loss).......................        7,200        (79,800)        (25,700)                          (98,300)
Interest expense.....................................       (1,900)          (600)        (90,300)                          (92,800)
Affiliated interest income (expense).................       (2,100)      (108,500)        110,600                                --
Equity in losses of subsidiaries.....................           --           (200)       (188,700)         188,900               --
Other income (expense)--net..........................       (2,400)         6,100          (1,300)                            2,400
                                                         ---------    -----------     -----------     ------------      -----------
     Earnings (loss) from continuing operations
       before reorganization items and income tax
       provision.....................................          800       (183,000)       (195,400)         188,900         (188,700)
Reorganization items.................................           --         (1,900)        (26,400)                          (28,300)
                                                         ---------    -----------     -----------     ------------      -----------
     Earnings (loss) from continuing operations before
         income tax provision........................          800       (184,900)       (221,800)         188,900         (217,000)
Income tax provision.................................        1,000          1,200              --                             2,200
                                                         ---------    -----------     -----------     ------------      -----------
     Loss from continuing operations.................         (200)      (186,100)       (221,800)         188,900         (219,200)
Discontinued operations:
   Loss--Sports & Licensing operations...............           --         (2,600)             --               --           (2,600)
                                                         ---------    -----------     -----------     ------------      -----------
     Net loss........................................    $    (200)   $  (188,700)    $  (221,800)    $    188,900      $  (221,800)
                                                         =========    ===========     ===========     ============      ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (IN THOUSANDS OF DOLLARS)


                                                         COMBINED       COMBINED          FRUIT        ELIMINATIONS
                                                       NON-GUARANTOR    GUARANTOR        OF THE             AND
                                                       SUBSIDIARIES   SUBSIDIARIES     LOOM, INC.    RECLASSIFICATION   CONSOLIDATED
                                                       -------------  ------------    ------------   ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................   $    (200)    $  (186,100)    $   (221,800)    $    188,900     $  (219,200)
   Adjustments to reconcile to net operating
     cash flows:
     Equity in losses of subsidiaries................          --             200          188,700         (188,900)             --
     Depreciation and amortization...................       7,600          48,200           26,000                           81,800
     Decrease (increase) in working capital..........     (16,000)        105,100           40,600                          129,700
     Cash flows of discontinued operations...........          --          23,400               --                           23,400
     Gain on marketable equity securities............          --         (16,700)              --                          (16,700)
     Other--net......................................     (10,400)        (16,300)          12,200                          (14,500)
                                                        ----------    ------------    ------------     ------------     ------------
       Net operating cash flows
         before reorganization items.................     (19,000)        (42,200)          45,700                          (15,500)
     Net cash used for reorganization items..........          --          (1,900)         (16,100)                         (18,000)
                                                        ---------     ------------    -------------    ------------     -----------
             Net operating cash flows................     (19,000)        (44,100)          29,600               --         (33,500)
                                                        ----------    ------------    ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................        (400)         (7,800)              --                           (8,200)
   Proceeds from sale of marketable equity
     securities......................................          --          16,600               --                           16,600
   Proceeds from sale of Gitano......................                      16,500                                            16,500
   Proceeds from sale of property, plant and
     equipment.......................................         100           3,200               --                            3,300
   Affiliate notes and accounts receivable...........       4,300              --           55,800          (60,100)             --
   Other--net........................................          --          (1,000)             200                             (800)
                                                        ---------     ------------    ------------     ------------     ------------
             Net investing cash flows................       4,000          27,500           56,000          (60,100)         27,400
                                                        ---------     -----------     ------------     -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................          --              --        1,040,300                        1,040,300
   DIP financing payments ...........................          --              --       (1,061,000)                      (1,061,000)
   Principal payments on
     long-term debt and capital leases...............      (1,600)             --               --                           (1,600)
   Affiliate notes and accounts payable..............      17,500          13,500               --           60,100          91,100
                                                        ---------     -----------     ------------     ------------     -----------
             Net financing cash flows................      15,900          13,500          (20,700)          60,100          68,800
                                                        ---------     -----------     -------------    ------------     -----------
Net increase in Cash and cash equivalents (including
   restricted cash)..................................         900          (3,100)          64,900               --          62,700
Cash and cash equivalents (including restricted cash)
   at beginning of period............................      19,100          10,300            8,900                           38,300
                                                        ---------     -----------     ------------     ------------     -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................   $  20,000     $     7,200     $     73,800     $         --     $   101,000
                                                        =========     ===========     ============     ============     ===========


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 1, 2000
                           (IN THOUSANDS OF DOLLARS)


                                                          COMBINED       COMBINED          FRUIT        ELIMINATIONS
                                                        NON-GUARANTOR    GUARANTOR        OF THE             AND
                                                        SUBSIDIARIES   SUBSIDIARIES     LOOM, INC.    RECLASSIFICATION  CONSOLIDATED
                                                        -------------  ------------     ----------    ----------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents
     (including restricted cash).....................   $  19,100     $    10,300     $      8,900     $                $    38,300
   Notes and accounts receivable
   (less allowance for possible losses of $35,000)...      43,300         187,000              200                          230,500
   Inventories
     Finished goods..................................      59,800         417,500               --                          477,300
     Work in process.................................      10,000         104,800               --                          114,800
     Materials and supplies..........................       7,200          44,400               --                           51,600
                                                        ---------     -----------     ------------     ------------     -----------
         Total inventories...........................      77,000         566,700               --                          643,700
   Net assets of discontinued operations.............          --          29,300               --                           29,300
   Other ............................................       2,200          21,100            4,300                           27,600
                                                        ---------     -----------     ------------     ------------     -----------
         Total current assets........................     141,600         814,400           13,400                          969,400
                                                        ---------     -----------     ------------     ------------     -----------
Property, Plant and Equipment........................     162,100         928,100            5,000                        1,095,200
Less accumulated depreciation........................      84,400         657,600            2,100                          744,100
                                                        ---------     -----------     ------------     ------------     -----------
   Net property, plant and equipment.................      77,700         270,500            2,900                          351,100
                                                        ---------     -----------     ------------     ------------     -----------
Other Assets
   Goodwill (less accumulated amortization of $352,100)        --          28,500          602,700                          631,200
   Affiliate notes and accounts receivable--net......       4,300              --        1,235,600       (1,239,900)             --
   Investment in subsidiaries........................          --         154,200               --         (154,200)             --
   Other ............................................       2,000          62,900           55,000                          119,900
                                                        ---------     -----------     ------------     ------------     -----------
         Total other assets..........................       6,300         245,600        1,893,300       (1,394,100)        751,100
                                                        ---------     -----------     ------------     -------------    -----------
                                                        $ 225,600     $ 1,330,500     $  1,909,600     $ (1,394,100)    $ 2,071,600
                                                        =========     ===========     ============     =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt..............   $     700     $        --     $    635,100     $                $   635,800
   Trade accounts payable............................       9,800           8,100               --                           17,900
   Other accounts payable and accrued expenses.......      23,600         130,500           40,900                          195,000
                                                        ---------     -----------     ------------     ------------     -----------
         Total current liabilities...................      34,100         138,600          676,000                          848,700
                                                        ---------     -----------     ------------     ------------     -----------
Noncurrent Liabilities
   Long-term debt....................................      37,200          18,000          538,300                          593,500
   Losses in excess of investment in subsidiaries....          --              --          807,800         (807,800)             --
   Net liabilities of discontinued operations........          --           9,400               --                            9,400
   Other ............................................         100          35,900            1,900                           37,900
                                                        ---------     -----------     ------------     ------------     -----------
         Total noncurrent liabilities................      37,300          63,300        1,348,000         (807,800)        640,800
                                                        ---------     -----------     ------------     -------------    -----------
Liabilities Subject to Compromise
   Unrelated parties.................................          --         241,600          429,600                          671,200
   Affiliates........................................          --       1,694,800               --       (1,239,900)        454,900
                                                        ---------     -----------     ------------     -------------    -----------
         Total liabilities subject to compromise.....          --       1,936,400          429,600       (1,239,900)      1,126,100
                                                        ---------     -----------     ------------     -------------    -----------
Preferred Stock......................................          --              --           71,700                           71,700
                                                        ---------     -----------     ------------     ------------     -----------
Common Stockholder's Equity (Deficit)................     154,200        (807,800)        (615,700)         653,600        (615,700)
                                                        ---------     ------------    -------------    ------------     ------------
                                                        $ 225,600     $ 1,330,500     $  1,909,600     $ (1,394,100)    $ 2,071,600
                                                        =========     ===========     ============     =============    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                       THREE MONTHS ENDED OCTOBER 2, 1999
                           (IN THOUSANDS OF DOLLARS)



                                                         COMBINED       COMBINED         FRUIT        ELIMINATIONS
                                                       NON-GUARANTOR    GUARANTOR       OF THE             AND
                                                       SUBSIDIARIES   SUBSIDIARIES    LOOM, INC.    RECLASSIFICATION    CONSOLIDATED
                                                       -------------  ------------    ----------    ----------------    ------------
Net sales
   Unrelated parties.................................   $  63,900     $   416,600    $               $                  $   480,500
   Affiliates........................................          --         284,900                          (9,900)          275,000
                                                        ---------     -----------    ------------    ------------       -----------
                                                           63,900         701,500                          (9,900)          755,500
                                                        ---------     -----------    ------------    ------------       -----------
Cost of sales
   Unrelated parties.................................      58,400         413,100                                           471,500
   Affiliates........................................          --         365,300                          (9,900)          355,400
                                                        ---------     -----------    ------------    ------------       -----------
                                                           58,400         778,400                          (9,900)          826,900
                                                        ---------     -----------    ------------    ------------       -----------
     Gross earnings (loss)...........................       5,500         (76,900)                                          (71,400)
Selling, general and administrative expenses.........      17,000          57,800          35,200                           110,000
Goodwill amortization................................          --             300           5,900                             6,200
                                                        ---------     -----------    ------------    ------------       -----------
     Operating loss..................................     (11,500)       (135,000)        (41,100)                         (187,600)
Interest expense.....................................        (800)           (200)        (24,300)                          (25,300)
Affiliated interest income (expense).................        (300)         (6,700)          7,000                                --
Equity in loss of subsidiaries.......................          --         (13,600)       (173,400)        187,000                --
Other income (expense)--net..........................        (700)        (13,000)        (11,200)                          (24,900)
                                                        ---------     -----------    ------------    ------------       -----------
     Loss from continuing operations
         before income tax provision.................     (13,300)       (168,500)       (243,000)        187,000          (237,800)
Income tax provision.................................         300           1,400              --                             1,700
                                                        ---------     -----------    ------------    ------------       -----------
     Loss from continuing operations.................     (13,600)       (169,900)       (243,000)        187,000          (239,500)
Discontinued operations:
   Loss - Sports & Licensing operations..............          --          (3,500)             --                            (3,500)
                                                        ---------     -----------    ------------    ------------       -----------
     Net loss........................................   $ (13,600)    $  (173,400)   $   (243,000)   $    187,000       $  (243,000)
                                                        =========     ===========    ============    ============       ===========



                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                       NINE MONTHS ENDED OCTOBER 2, 1999
                           (IN THOUSANDS OF DOLLARS)



                                                         COMBINED       COMBINED          FRUIT       ELIMINATIONS
                                                       NON-GUARANTOR    GUARANTOR        OF THE            AND
                                                       SUBSIDIARIES   SUBSIDIARIES     LOOM, INC.   RECLASSIFICATION    CONSOLIDATED
                                                       -------------  ------------     ----------   ----------------    ------------
Net sales
   Unrelated parties.................................   $ 219,100      $ 1,149,700    $               $                 $ 1,368,800
   Affiliates........................................          --          300,100                         (25,100)         275,000
                                                        ---------      -----------    ------------    -------------     -----------
                                                          219,100        1,449,800                         (25,100)       1,643,800
                                                        ---------      -----------    ------------    -------------     -----------
Cost of sales
   Unrelated parties.................................     175,600          981,400                                        1,157,000
   Affiliates........................................          --          380,500                         (25,100)         355,400
                                                        ---------      -----------    ------------    -------------     -----------
                                                          175,600        1,361,900                         (25,100)       1,512,400
                                                        ---------      -----------    ------------    -------------     -----------
     Gross earnings..................................      43,500           87,900                                          131,400
Selling, general and administrative expenses.........      48,700          166,100          49,100                          263,900
Goodwill amortization................................          --              800          17,700                           18,500
                                                        ---------      -----------    ------------    ------------      -----------
     Operating loss..................................      (5,200)         (79,000)        (66,800)                        (151,000)
Interest expense.....................................      (2,600)            (400)        (67,500)                         (70,500)
Affiliated interest income (expense).................        (800)         (54,000)         54,800                               --
Equity in loss of subsidiaries.......................         ---          (11,500)       (162,600)        174,100               --
Other income (expense)--net..........................      (2,200)          (2,800)        (11,100)                         (16,100)
                                                        ----------     ------------   -------------   ------------      ------------
     Loss from continuing operations
         before income tax provision.................     (10,800)        (147,700)       (253,200)        174,100         (237,600)
Income tax provision.................................         700              500              --                            1,200
                                                        ---------      -----------    ------------    ------------      -----------
     Loss from continuing operations.................     (11,500)        (148,200)       (253,200)        174,100         (238,800)
Discontinued operations:
   Loss - Sports & Licensing operations..............          --          (14,400)             --                          (14,400)
                                                        ---------      ------------   ------------    ------------      ------------
     Net loss........................................   $ (11,500)     $  (162,600)   $   (253,200)   $    174,100      $  (253,200)
                                                        ==========     ============   =============   ============      ============



                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                       NINE MONTHS ENDED OCTOBER 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                                         COMBINED        COMBINED         FRUIT        ELIMINATIONS
                                                       NON-GUARANTOR     GUARANTOR       OF THE             AND
                                                       SUBSIDIARIES    SUBSIDIARIES    LOOM, INC.    RECLASSIFICATION   CONSOLIDATED
                                                       -------------   ------------    ----------    ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................   $ (11,500)     $  (148,200)   $   (253,200)    $    174,100     $  (238,800)
   Adjustments to reconcile to net operating cash flows:
     Equity in (earnings) loss of subsidiaries.......          --           11,500         162,600         (174,100)             --
     Depreciation and amortization...................      10,400           55,400          21,800                           87,600
     Increase in working capital.....................      10,000         (170,300)         56,900                         (103,400)
     Cash flows of discontinued operations...........          --          (26,000)             --                          (26,000)
     Gain on marketable equity securities............          --           (3,900)             --                           (3,900)
     Other--net......................................         400          (14,400)         (6,700)                         (20,700)
                                                        ---------      ------------   -------------    ------------     ------------
       Net operating cash flows......................       9,300         (295,900)        (18,600)              --        (305,200)
                                                        ---------      ------------   -------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................     (11,400)         (16,000)             --                          (27,400)
   Proceeds from sale of marketable equity securities          --            2,500              --                            2,500
   Proceeds from sale of property, plant and equipment        200           20,300              --                           20,500
   Affiliate notes and accounts receivable.......          27,300               --        (161,600)         134,300              --
   Other--net........................................      (6,800)         (15,400)             --                          (22,200)
                                                        ----------     ------------   ------------     ------------     ------------
       Net investing cash flows......................       9,300           (8,600)       (161,600)         134,300         (26,600)
                                                        ---------      ------------   -------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt..........          --               --         240,200                          240,200
   Proceeds under line-of-credit agreements..........      18,100               --         658,700                          676,800
   Payments under line-of-credit agreements..........     (18,100)              --        (468,700)                        (486,800)
   Principal payments on long-term debt and
     capital leases..................................     (12,200)            (400)       (223,800)                        (236,400)
   Affiliate notes and accounts payable..............          --          309,000              --         (134,300)        174,700
   Preferred dividends...............................          --               --          (1,100)                          (1,100)
                                                        ---------      -----------    -------------    ------------     ------------
       Net financing cash flows......................     (12,200)         308,600         205,300         (134,300)        367,400
                                                        ----------     -----------    ------------     -------------    -----------
Net increase in cash and cash equivalents
   (including restricted cash).......................       6,400            4,100          25,100                           35,600
Cash and cash equivalents (including restricted cash)
   at beginning of period............................       1,800           (2,000)          1,600                            1,400
                                                        ---------      ------------   ------------     ------------     -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................   $   8,200      $     2,100    $     26,700     $         --     $    37,000
                                                        =========      ===========    ============     ============     ===========


                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact, the Company's ability to successfully execute its corporate strategy in a competitive marketplace, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, political and regulatory uncertainty that could influence international activities, the resolution of legal proceedings and other contingent liabilities, and weather conditions in the locations in which the Company manufactures and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

         On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000. The Company currently estimates the phase-out period will continue until the end of the fourth quarter.

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

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended September 30, 2000 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. No amounts were charged to results of operations during the first nine months of 2000 related to the above noted special charges. During the first nine months of 1999, $126,600,000 were charged to results of operations related to the above noted special charges.

         In the third quarter of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in Mexico, resulting in special charges aggregating $13,100,000 for write-downs of inventory, other assets and contractual obligations. These charges are included in results of operations in the accompanying condensed consolidated financial statements.

         The elimination of certain non-core businesses and low volume/unprofitable products, along with continuing competitive market conditions, has resulted in lower projected sales volume. As a result, the Company has made the strategic decision to close additional manufacturing facilities in the fourth quarter of 2000. The Company estimates the charge related to the shutdowns will range from $50,000,000 to $75,000,000 which will be recorded in the fourth quarter of 2000. The cash portion of this charge is estimated to range from $10,000,000 to $15,000,000.

THIRD QUARTER AND FIRST NINE MONTHS OF 2000 COMPARED WITH 1999

         The table below sets forth selected operating data for the Company (in millions of dollars and as percentages of net sales).



                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   --------------------------    --------------------------
                                                                   SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,   OCTOBER 2,
                                                                       2000           1999           2000           1999
                                                                       ----           ----           ----           ----
          Net sales................................................  $ 599.4        $755.5         $ 1,878.0       $1,643.8
          Gross earnings (loss)....................................     68.6         (71.4)             91.1          131.4
          Gross margin.............................................     11.4%         (9.5%)             4.9%           8.0%
          Operating earnings (loss)................................     15.1        (187.6)            (98.3)        (151.0)
          Operating margin.........................................      2.5%        (24.8%)            (5.2%)         (9.2%)



                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The table below sets forth selected operating data for the Company on sales to unrelated parties (in millions of dollars and as percentages of net sales).

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   ---------------------------      --------------------------
                                                                   SEPTEMBER 30,    OCTOBER 2,      SEPTEMBER 30,   OCTOBER 2,
                                                                       2000            1999              2000          1999
                                                                       ----            ----              ----          ----
          Net sales................................................  $ 396.4         $ 480.5          $ 1,217.3       $1,368.8
          Gross earnings...........................................     97.5             9.0              174.0          211.8
          Gross margin.............................................     24.6%            1.9%              14.3%          15.5%
          Operating earnings (loss)................................     28.7          (110.3)             (30.7)         (73.7)
          Operating margin.........................................     7.2%           (23.0%)             (2.5%)         (5.4%)



         Net sales decreased $156,100,000 in the third quarter and increased $234,200,000 in the first nine months of 2000 compared to the corresponding periods of 1999; net sales to unrelated parties decreased $84,100,000 or 17.5% in the third quarter and $151,500,000 or 11.1% in the first nine months of 2000 compared to 1999. Retail product sales decreased $45,000,000 and $61,900,000 in the third quarter and first nine months of 2000 compared to 1999. Of the total, Casualwear sales decreased $43,400,000 or 41.3% in the third quarter and $43,600,000 or 26.5% in the first nine months of 2000 compared to corresponding periods of 1999. These decreases occurred principally due to a shortfall in the volume of Fleece and reflect a reduction in point of sale at a major customer. In addition, the sale of the Company's Gitano jeanswear division resulted in lower sales of $10,000,000 in the third quarter and $13,100,000 in the first nine months of 2000 compared to corresponding periods of 1999. Intimate apparel sales increased $800,000 or 4.8% in the third quarter but decreased $5,600,000 or 9.3% in the first nine months of 2000 compared to corresponding periods of 1999. The decrease in the nine month period related to reduced sales of Nylon and Close Comfort product styles. Men's and boys' underwear sales increased by $7,500,000 or 5.6% in the third quarter and decreased $700,000 or 0.2% in the first nine months of 2000 compared to corresponding periods of 1999. Higher sales of men's and boys' underwear in the third quarter of 2000 related to Fruit of the Loom branded basic men's and boys' cotton products which more than offset lower Munsingwear and private label sales. A portion of the decrease in retail is in products that the Company will no longer offer in the future. Activewear sales decreased $25,800,000 or 19.3% in the third quarter and $29,300,000 or 7.0% in the first nine months of 2000 compared to corresponding periods of 1999. Domestic Activewear Tees and Fleece accounted for $16,600,000 and $8,200,000 of the third quarter decrease. Lower Activewear shipments occurred due to the impact of poor 1999 service along with increased competitive activity. Also, the Company reduced its product offerings of Activewear products. In addition, the reduction in sales resulted in part from a decrease in selling prices in the third quarter and first nine months of 2000 as compared to the corresponding periods of 1999. European sales declined $6,700,000 or 14.0% in the third quarter and $29,700,000 or 17.2% in the first nine months of 2000 compared to corresponding periods of 1999. These decreases were due primarily to unfavorable foreign currency impacts resulting from the devaluation of the Euro in relation to the U.S. dollar and lower volume of retail products. The reduction in retail volume reflected the continuing impact of the Company's decision to pursue the up-market retail channel in 1999. The reductions in both periods were partially offset by additional volume of Activewear products. Sales of other products represent yarn and denim sales which the Company effectively discontinued selling subsequent to 1999.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          Segment net sales were as follows (in millions of dollars).

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  -------------------------     -------------------------
                                                                  SEPTEMBER 30,  OCTOBER 2,     SEPTEMBER 30,  OCTOBER 2,
                                                                     2000           1999            2000          1999
                                                                     ----           ----            ----          ----
          NET SALES
          Retail Products.......................................     $ 247.0      $ 292.0       $   686.3     $    748.2
          Activewear............................................       108.1        133.9           387.3          416.6
          Europe................................................        41.2         47.9           143.0          172.7
          Other.................................................         0.1          6.7             0.7           31.3
                                                                     -------      -------       ---------      ---------
               Subtotal - Unrelated Parties.....................       396.4        480.5         1,217.3        1,368.8
               Affiliates.......................................       203.0        275.0           660.7          275.0
                                                                     -------       ------       ---------      ---------
               Total............................................      $599.4       $755.5        $1,878.0     $  1,643.8
                                                                      ======       ======        ========     ==========



         Gross earnings increased $140,000,000 in the third quarter and decreased $40,300,000 in the first nine months of 2000 compared to corresponding periods of 1999. Gross earnings on sales to unrelated parties increased $88,500,000 in the third quarter of 2000 but decreased $37,800,000 or 17.8% in the first nine months of 2000 compared to corresponding periods of 1999. Gross margin on sales to unrelated parties improved 22.7 percentage points to 24.6% of sales for the third quarter and declined 1.2 percentage points to 14.3% of sales for the first nine months of 2000. Amounts charged to cost of sales in the first nine months of 2000 represent costs incurred in the second half of 1999 and first quarter of 2000 when the inventory that was sold in the first nine months of 2000 was manufactured. The higher costs incurred in the last half of 1999 were charged to cost of sales in the first six months of 2000. Production costs decreased substantially in 2000. The Company experienced a significant improvement in gross margin in the third quarter of 2000 as a result of the decrease in production costs. In the third quarter of 2000, lower production costs accounted for $47,400,000 of the increase in gross earnings, obsolete inventory accounted for $13,600,000 of the increase and price increases aggregated $3,000,000. In the first nine months of 2000, higher production costs accounted for $21,200,000 of the decline in gross earnings and price decreases aggregated $14,000,000. Charges for obsolete inventory decreased $8,500,000 in the first nine months of 2000 compared with the first nine months of 1999. The Company experienced a favorable earnings impact related to sales of close-out and irregular merchandise aggregating $8,100,000 in the third quarter and $15,200,000 in the first nine months of 2000 compared with corresponding periods of 1999. The Company reduced the amount provided for physical inventory losses by $36,300,000 in the third quarter (from $40,800,000 in 1999 to $4,500,000 in
2000) and $25,300,000 in the first nine months of 2000 (from $44,500,000 in 1999 to $19,200,000 in 2000) compared with corresponding periods of 1999. Lower volume and unfavorable mix decreased gross earnings by $29,300,000 in the third quarter and $40,200,000 in the first nine months of 2000 compared with corresponding periods of 1999.

         The Company experienced operating earnings in the third quarter of 2000 on sales to unrelated parties of $28,700,000 compared to an operating loss on sales to unrelated parties of $110,300,000 in the third quarter of 1999. For the first nine months of 2000, the Company experienced an operating loss on sales to unrelated parties of $30,700,000 compared to an operating loss on sales to unrelated parties of $73,700,000 in the first nine months of 1999. In addition to the change in gross earnings were lower selling, general, and administrative expenses of $50,500,000 in the third quarter and $80,800,000 in the first nine months of 2000 compared to the corresponding periods of 1999. These reductions were principally lower severance costs, salaries, advertising and promotion, legal and professional and office expenses in 2000 and due to expenditures for Y2K remediation in 1999. In addition, the consolidation of the Company's sales and marketing organization resulted in lower selling, general and administrative expenses in the third quarter and first nine months of 2000. The costs of the closure of several manufacturing facilities in Mexico aggregated $13,100,000 ($11,300,000 of which was charged to selling, general and administrative expense in the third quarter of 2000) partially offset the decreases noted above. Selling, general and administrative expenses as a percent of net sales on sales to unrelated parties decreased 7.7 percentage points to 15.8% in the third quarter and 4.2 percentage points to 15.3% in the first nine months of 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Segment operating earnings (loss) were as follows (in millions of dollars).


                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       --------------------------   ----------------------------
                                                                       SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,     OCTOBER 2,
                                                                           2000           1999         2000              1999
                                                                       -------------   ----------   -------------     ----------
          OPERATING EARNINGS (LOSS)
          Retail Products..........................................       $ 36.4       $ (60.6)        $ 13.0          $ (33.5)
          Activewear...............................................          3.9         (35.5)         (32.3)           (28.7)
          Europe...................................................          1.9         (10.7)           5.7             (4.2)
          Other....................................................          5.8           2.7           14.5             11.2
          Goodwill.................................................         (6.2)         (6.2)         (18.5)           (18.5)
          Mexico closure...........................................        (13.1)           --          (13.1)              --
                                                                          ------       -------         ------          -------
               Subtotal - Unrelated Parties........................         28.7        (110.3)         (30.7)           (73.7)
               Affiliates..........................................        (13.6)        (77.3)         (67.6)           (77.3)
                                                                          ------       -------         ------           ------
               Total...............................................       $ 15.1       $(187.6)        $(98.3)         $(151.0)
                                                                          ======       =======         ======          =======


         Interest expense increased $6,900,000 to $32,200,000 in the third quarter and $22,300,000 in the first nine months of 2000 to $92,800,000 compared to the corresponding periods of 1999. The increase reflected a higher average interest rate. The Company also had a higher average borrowing level reflecting the elimination of the Company's accounts receivable securitization in the fourth quarter of 1999. Although the average borrowing level was higher, the Company did not record interest on $248,500,000 of unsecured 87/8% senior notes (the "Unsecured Notes") in the first nine months of 2000 in accordance with SOP 90-7. The Unsecured Notes are included in Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheet.

         Other income (expense)-net was favorable $22,200,000 in the third quarter and $18,500,000 in the first nine months of 2000 compared to the corresponding periods of 1999. Principal components of net other expense in the third quarter of 2000 included adequate protection payments (interest payments) in the amount of $1,500,000 related to the guarantee of personal indebtedness of the Company's former Chairman, bank fees of $1,100,000 and losses on the sale of property, plant and equipment of $1,100,000. These unfavorable impacts were partially offset by a $900,000 gain on marketable equity securities. Principal components of net other expense in the third quarter of 1999 included a $10,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of the Company's former Chairman, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, asset securitization expense of $2,700,000, debt waiver fees of $2,000,000 and bank fees of $2,300,000. Principal components of net other income in the first nine months of 2000 included a $16,700,000 gain on the sale of marketable equity securities partially offset by adequate protection payments (interest payments) in the amount of $4,400,000 related to the guarantee of personal indebtedness of the Company's former Chairman, bank fees of $2,800,000, unfavorable currency translation of $2,700,000 and losses on the sale of property, plant and equipment of $1,600,000. Principal components of net other expense in the first nine months of 1999 included a $10,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of the Company's former Chairman, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, asset securitization expense of $7,300,000, a write off of debt premium fees of $2,000,000, debt waiver fees of $2,000,000 and bank fees of $4,900,000. These favorable impacts were partially offset by an $10,200,000 gain on the sale of two facilities, a $3,900,000 gain on previously settled litigation and a $3,900,000 gain on marketable equity securities.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items in the third quarter and first nine months of 2000 aggregated $9,300,000 and $28,300,000, respectively, and consisted of professional fees, including legal, accounting and other services provided to the Company during the Chapter 11 cases. At September 30, 2000, $10,300,000 of the $28,300,000 incurred in the first nine months of 2000 is accrued and included in Other accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

         The Company's income tax provision for the third quarter and first nine months of 2000 and 1999 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the third quarter and first nine months of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years, is unable under the Chapter 11 cases to implement certain income tax planning strategies and expects an operating loss for 2000.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to the sum of 85% of eligible accounts receivable, 50%-65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability, based on eligible accounts receivable and inventory, under the DIP Facility (including unrestricted invested cash) at October 28, 2000 was in excess of $350,000,000.

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

         Cash used for operating activities totaled $33,500,000 in the first nine months of 2000 compared with cash used totaling $305,200,000 in the first nine months of 1999. The current year period benefited from a reduction in inventory and from $23,400,000 in net proceeds from the liquidation of the Pro Player business. Inventory increased in the first nine months of 1999, and discontinued operations used $26,000,000.

         In the first nine months of 2000, the primary factors in reconciling from the loss from continuing operations of $219,200,000 to cash used for operating activities of $33,500,000 were a decrease in working capital of $129,700,000, depreciation and amortization of $81,800,000, and cash flows of $23,400,000 from discontinued operations, partially offset by a gain on marketable equity securities of $16,700,000 and $18,000,000 of reorganization payments.

         In the first nine months of 1999, the primary factors in reconciling from the loss from continuing operations of $238,800,000 to cash used for operating activities totaling $305,200,000 were an increase in working capital of $103,400,000, cash flows of $26,000,000 used by discontinued operations, gain on the sale of property, plant and equipment of $10,500,000 and currency translation of $5,200,000, partially offset by depreciation and amortization of $87,600,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash provided by investing activities in the first nine months of 2000 was $27,400,000 compared with cash used for investing activities totaling $26,600,000 in the first nine months of 1999. Capital expenditures were lower ($8,200,000 in the first nine months of 2000 compared with $27,400,000 in the first nine months of 1999). In addition, proceeds from the sale of marketable equity securities aggregated $16,600,000 in the first nine months of 2000. Net cash used for investing activities in the first nine months of 1999 included payments of $12,900,000 under the minimum value guarantee provision of the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $40,000,000 in 2000.

         Net cash provided by financing activities was $68,800,000 in the first nine months of 2000 compared with net cash provided by financing activities of $367,400,000 in the first nine months of 1999. Cash and cash equivalents increased $62,700,000 and $35,600,000 in the first nine months of 2000 and the first nine months of 1999, respectively.

         In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at September 30, 2000. Under the agreement, approximately $289,700,000 of eligible net receivables at October 2, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $221,500,000 from the ultimate purchaser outstanding at October 2, 1999 were used to reduce borrowings under the Company's revolving lines of credit.

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

         The Company's debt instruments (excluding the DIP facility), principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. The Company is in default under the debt instruments (excluding the DIP facility).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999 the Financial Accounting Standards Board issued Statement No. 137 Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date to all fiscal quarters for fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective for the quarter ending March 31, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, based upon criteria set forth in Statement No. 133, will be immediately recognized in earnings. The Company believes the impact of Statement 133 will not be material to the results of operations or financial position of the Company.

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

b.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

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

Date: November 14, 2000