Form 10-K
period 2000-12-30
FRUIT OF THE LOOM INC /DE/
filed 2001-04-16
CIK 771298

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000 OR

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
            7% Debentures Due 2011                                  None

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

     As of March 31, 2001, there were outstanding 66,905,348 shares of the Registrant's Class A Common Stock, $.01 par value, and 5,229,421 of the Registrant's Preferred Stock, $.01 par value. There is no market for the Registrant's Common Stock or Preferred Stock. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FRUIT OF THE LOOM, INC.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I

Item 1.      Business....................................................    1

Item 2.      Properties..................................................   14

Item 3.      Legal Proceedings...........................................   15

Item 4.      Submission of Matters to a Vote of Security Holders.........   16

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   17

Item 6.      Selected Financial Data.....................................   18

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   20

Item 7A.     Qualitative and Quantitative Disclosure about Market Risk...   36

Item 8.      Financial Statements and Supplementary Data.................   38

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None).............................  109

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant..........  110

Item 11.     Executive Compensation......................................  113

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................  118

Item 13.     Certain Relationships and Related Transactions..............  119

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form
             8-K.........................................................  121

                                     PART I

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy, the Company's ability to successfully execute its corporate strategy in a competitive marketplace, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, demand for the Company's Activewear products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, political and regulatory uncertainty that could influence international activities, the resolution of legal proceedings and other contingent liabilities, and weather conditions in the locations in which the Company manufactures and sells its products. Please refer to the Company's documents on file with the Securities and Exchange Commission and the U.S. Bankruptcy Court in Delaware for other risks and uncertainties and for additional information that the Company is required to report to the U.S. Bankruptcy Court on a monthly basis. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

  EXECUTIVE SUMMARY

     Fruit of the Loom, Inc., a Delaware corporation ("FTL Inc.") and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. sec.sec. 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses subject to the supervision and orders of the Bankruptcy Court, pending confirmation of the joint plan of reorganization (the "Reorganization Plan") contained in the disclosure statement (the "Disclosure Statement") filed with the Bankruptcy Court on March 15, 2001, pursuant to Section 1125 of the Bankruptcy Code and filed as Exhibit 99.2 to the Company's Form 8-K dated March 22, 2001. See "JOINT PLAN OF REORGANIZATION." Because FTL Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of FTL Inc., respectively, subject to the supervision and orders of the Bankruptcy Court. See "ITEM 3. LEGAL PROCEEDINGS."

     FTL Inc. (together with all of its subsidiaries collectively, "Fruit of the Loom" or the "Company") is a leading international, vertically integrated basic apparel company, selling products principally under the Fruit of the Loom(R) brand name. It is the market leader in men's and boys' underwear, and is one of the largest producers of activewear for the screenprint T-shirt and fleece market, women's and girls' underwear, casualwear, and childrenswear.

     As a vertically integrated manufacturer, Fruit of the Loom performs most of its own yarn spinning, knitting, cloth finishing, and cutting operations. Sewing and packaging are performed by affiliated companies or offshore manufacturers. Management considers Fruit of the Loom's primary strengths to be its excellent brand name recognition, ability to deliver large volumes of quality basic apparel at a low cost, and strong relationships with major discount chains and mass merchandisers. Management believes that consumer awareness of the value, quality and competitive prices of Fruit of the Loom's products will benefit Fruit of the Loom in any retail environment where consumers are value conscious.

     In the period leading up to the Petition Date, Fruit of the Loom's indebtedness increased substantially in connection with several acquisitions which did not achieve the cash flow levels anticipated at the time of the acquisitions. Proceeds from the issuance of debt were also used to finance significant legal settlements and environmental obligations related to discontinued operations, as well as open-market stock repurchases. After these expenditures, Fruit of the Loom was left with a highly leveraged capital structure. Changes in the competitive environment, inventory adjustments in 1998 and operating problems in 1999 reduced cash flows, resulting in covenant defaults and inadequate liquidity to continue to fund the ongoing operations of the business and debt requirements. As a result of these and other factors described below, Fruit of the Loom sought protection under the Bankruptcy Code to permit it to fix its operating problems and capital structure. See "EVENTS LEADING TO THE REORGANIZATION CASES".

     During the past year, Fruit of the Loom's current management has achieved significant operational improvements in manufacturing, disposed of non-productive assets, consolidated production facilities to improve capacity utilization and reduce fixed costs, improved service levels to customers, eliminated or reduced product lines and stockkeeping units ("SKU's") to create efficiencies in manufacturing and distribution costs and improve working capital management, simplified manufacturing and lowered corporate overhead and SG&A spending.

  JOINT PLAN OF REORGANIZATION

     Fruit of the Loom has filed its Reorganization Plan dated March 15, 2001, with the Bankruptcy Court. The Reorganization Plan sets forth how claims against and equity interests in Fruit of the Loom will be treated upon the emergence of Fruit of the Loom from Chapter 11.

     The Reorganization Plan is a result of extensive negotiations with the informal committee of noteholders and the unofficial committee of prepetition bank lenders, together representing the prepetition secured creditors, and other constituencies in the Reorganization Cases and reflects the operational turnaround of Fruit of the Loom and strategic focus on core businesses, primarily men's and boys' underwear and activewear, since the Petition Date.

     This Disclosure Statement filed with the Reorganization Plan describes certain aspects of the Reorganization Plan, Fruit of the Loom's business operations, significant events occurring prior to and during the Reorganization Cases and related matters. This summary is intended solely as a summary of the provisions of the Reorganization Plan and certain matters related to Fruit of the Loom's business. FOR A COMPLETE UNDERSTANDING OF THE REORGANIZATION PLAN, YOU SHOULD READ THE DISCLOSURE STATEMENT, THE REORGANIZATION PLAN, AND THE EXHIBITS AND SCHEDULES THERETO IN THEIR ENTIRETY.

     In March 2001, the unsecured creditors' committee filed a motion to stay all proceedings in the Reorganization Plan and the Disclosure Statement until a determination is made as to whether various claims are secured or unsecured. The Bankruptcy Court has set the request for hearing on April 19, 2001. Fruit of the Loom opposes the motion.

     THE PLAN HAS THE SUPPORT OF FRUIT OF THE LOOM, THE INFORMAL COMMITTEE OF NOTEHOLDERS, AND THE UNOFFICIAL COMMITTEE OF PREPETITION BANK LENDERS.

OVERVIEW OF REORGANIZATION PLAN

     The following is a brief summary of certain material provisions of the Reorganization Plan. These descriptions are qualified in their entirety by the provisions of the Reorganization Plan.

     The Reorganization Plan embodies a series of interconnected and interdependent settlements among the various creditor constituencies and between Fruit of the Loom and its creditors. The Reorganization Plan is premised upon effecting a substantial deleveraging and strengthening of the balance sheet of Fruit of the Loom through the conversion of substantially all of Fruit of the Loom's allowed prepetition secured creditor claims (which aggregate approximately $1,200,000,000) into 99% of the new common stock of reorganized Fruit of the Loom through the formation and establishment of a new Caymans Islands company, "new FTL Ltd." on or as soon as practicable after the effective date of the Reorganization Plan (the "Effective Date"). In addition, holders of allowed prepetition secured creditor claims will receive unsecured notes of reorganized Fruit of the Loom in the aggregate principal amount of $275,000,000, subject to adjustment up to an amount not to exceed $300,000,000 which will be guaranteed by new FTL Ltd. and each of the reorganizing subsidiaries. The distributions under the Reorganization Plan reflect Fruit of the Loom's belief that the value of Reorganized Fruit of the Loom is less than the aggregate amount of the allowed prepetition secured creditor claims. Holders of unsecured claims will receive 1% of the new common stock of reorganized Fruit of the Loom on or as soon as practicable after the Effective Date. Holders of allowed prepetition secured creditor claims and allowed unsecured claims will also receive common stock of new FTL Ltd. which they will be deemed to contribute to New FTL Ltd. Holders of allowed trade creditor class claims will receive payments totaling up to 25% of the principal amount of their allowed claims; provided that the maximum aggregate amount paid to holders of allowed trade creditor class claims may not exceed $1,500,000. FINALLY, HOLDERS OF PREFERRED AND COMMON STOCK OF FTL INC. WILL NOT RECEIVE ANY DISTRIBUTION ON ACCOUNT OF THEIR EQUITY INTERESTS. THE PREFERRED AND COMMON STOCK OF FTL INC. WILL BE CANCELLED PURSUANT TO THE REORGANIZATION PLAN.

     The Reorganization Plan also contemplates, and is contingent upon obtaining, a senior secured post-Effective Date working capital and letter of credit facility in the amount of $425,000,000 which will be guaranteed by new FTL Ltd. and each of the material subsidiaries, to fund working capital and other requirements for Reorganized Fruit of the Loom.

  EVENTS LEADING TO THE REORGANIZATION CASES

CHANGES IN THE COMPETITIVE ENVIRONMENT

     Beginning in the mid 1990s, prices for certain basic apparel products declined as a result of market consolidation and increased competition. Consolidation among the mass merchandisers in the retailing industry enabled those merchandisers to obtain price reductions from many of their suppliers, as the volume of the merchandisers' purchases increased as a percentage of the total market. Changes in international trade agreements, including the North American Free Trade Agreement ("NAFTA") adopted in 1995 (which have been expanded by the Caribbean Basin Initiative ("CBI") adopted in late 2000), removed certain tariff, quota, and other artificial trade barriers thereby increasing the supply of basic apparel products and consequently reducing prices. Fruit of the Loom was able to partially offset these price decreases with reductions in manufacturing costs. Nonetheless, these changes in industry dynamics negatively affected Fruit of the Loom's margins and cash flows.

NON-PERFORMING ACQUISITIONS

     In 1993 and 1994, FTL Inc. commenced a strategy of diversification into the sports licensing apparel market with the acquisitions of Salem Sportswear, Inc. ("Salem Sportswear"), Artex Manufacturing Co., Inc. ("Artex") and Pro Player, Inc. ("Pro Player") and ventured into women's jeanswear manufacturing and marketing with the acquisition of the Gitano(R) brand. These acquisitions cost approximately $350,000,000, primarily financed by debt.

NON-PERFORMING ACQUISITIONS -- (CONCLUDED)

     These acquisitions were intended to add higher gross margin apparel products to the overall Fruit of the Loom product portfolio. However, none of the businesses achieved the cash flow anticipated at the time of acquisition and were dilutive to Fruit of the Loom's earnings over the period these businesses were owned.

NON-OPERATING USE OF CASH

     During the period from 1995 through 1999, Fruit of the Loom used approximately $450,000,000 for non-operating purposes, including legal settlements, environmental liabilities related to operations sold by a former parent corporation, guarantees of a former subsidiary's indebtedness, and an open-market stock repurchase plan. All of these uses resulted in higher debt, combined with the debt incurred to fund non-performing acquisitions.

INVENTORY ADJUSTMENTS AND OPERATING PROBLEMS

     The removal of certain trade barriers, as described above, provided domestic suppliers with an opportunity to reduce manufacturing costs by outsourcing the labor intensive components of production to offshore locations with lower labor rates. Fruit of the Loom participated in this opportunity, transitioning approximately 90% of its remaining assembly production to Mexico, Honduras and El Salvador between 1995 and 1999.

     Operating problems during the fourth quarter of 1998 resulted from a decision by Fruit of the Loom to virtually shut down manufacturing operations for several weeks to reduce inventory levels. As a result of these layoffs, Fruit of the Loom experienced significant turnover of highly trained employees. The replacement workers were less experienced, requiring additional training, which caused inefficiencies in production. When manufacturing recommenced in the first quarter of 1999, the level of irregular inventory increased. The inefficiency in output from these plants and the need to rebuild inventory to service unexpectedly strong demand for key retail and activewear products, resulted in inventory shortages, which negatively impacted customer order fulfillment and required Fruit of the Loom to incur additional production, shipping and distribution costs. In order to maintain customer service at acceptable levels, Fruit of the Loom increased its usage of external contractors, overtime labor, and time-sensitive and expensive methods of transporting materials and products, all of which resulted in approximately $300,000,000 of manufacturing cost overruns above budgeted costs.

     During the critical selling season of spring (Activewear/tee shirts) and fall (Retail/back to school) 1999, Fruit of the Loom experienced significant servicing and delivery problems with its customers; Fruit of the Loom found itself out of inventory or with an improper mix of inventory, and thus unable to fill customers' orders on a timely basis. This resulted in a loss of sales, as customers turned to other suppliers for short-term needs. The high cost of manufacturing and the lower sales contributed to a loss from continuing operations of almost $500,000,000.

COVENANT DEFAULTS AND LIQUIDITY

     In 1999, Fruit of the Loom recorded charges for provisions and losses on the sale of closeout and irregular inventory, the impairment of certain European manufacturing facilities, severance costs and other writedowns and reserves totaling approximately $350,000,000. These charges resulted in covenant defaults under the Company's working capital facility.

     The combination of poor operating performance in 1999 and the increased debt resulting from non-core acquisitions and other nonoperating uses of cash flow, resulted in a severe liquidity problem prior to the Petition Date. Fruit of the Loom's cash shortfall resulted in difficulties with key suppliers on payment terms, interruptions to the manufacturing operations, and covenant defaults under the various financings. In 1999, Fruit of the Loom's total financings, including secured and unsecured public debt, aggregated in excess of $1,400,000,000. The interest payments on that debt aggregated over $100,000,000 per year. The likely

COVENANT DEFAULTS AND LIQUIDITY -- (CONCLUDED)

curtailment of production due to difficulties in obtaining key supplies, the inability to pay vendors on a timely basis, and other considerations resulted in the Board of Directors' approval for Fruit of the Loom to seek protection under the Bankruptcy Code on December 29, 1999, commencing the Reorganization Cases.

  CHANGES MADE TO THE BUSINESS SINCE THE PETITION DATE

     Shortly before the Petition Date, a new management team was retained for Fruit of the Loom, to replace certain of the prior senior management to identify and rectify the underlying causes of many of the operational difficulties experienced by Fruit of the Loom. Management has also implemented a refocused business strategy, as described more fully below, to become the lowest-cost producer and marketer of high volume basic apparel, and thereby grow its core business.

     Since the Petition Date, management has made dramatic changes to Fruit of the Loom's operations and business plan, including: (i) disposing of non-core businesses, (ii) consolidating production capacity, thereby reducing fixed costs, (iii) improving manufacturing processes and efficiency, thereby reducing variable costs, (iv) eliminating unprofitable product lines, (v) improving inventory controls, (vi) improving customer order fill rates, thereby restoring customer satisfaction, and (vii) rejecting unfavorable contracts and leases.

     Also see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

CURRENT BUSINESS STRATEGY

     Fruit of the Loom's business strategy is to become the lowest cost producer and marketer of high volume basic apparel and to grow its core business within that segment. Fruit of the Loom plans to continue to focus on the high volume basic apparel segment due to its relatively low fashion risk, the relationships it has developed with high volume retailers and wholesale distributors, and the competitive advantage Fruit of the Loom believes it has attained through its low cost, vertically integrated operations.

     Management believes that remaining among the lowest cost producers of basic apparel is essential to maintaining and increasing sales and profits. In this regard, Fruit of the Loom's strategy is to continue to implement the cost reduction initiatives begun in 2000, and to further drive down costs through new initiatives, including: (i) evaluating and rationalizing product categories and SKU's to create further efficiencies in manufacturing and distribution costs and working capital management; (ii) consolidating production capacity to improve capacity utilization and reduce fixed costs; (iii) reducing variable costs; and
(iv) consolidating high cost assembly operations into lower cost operations.

     In addition to those improvements described above, Fruit of the Loom plans to invest approximately $200,000,000 from 2001 through 2003, primarily in state-of-the-art yarn and textile equipment that will enable it to increase economies of scale and manufacturing efficiencies, and incremental expansion of existing capacity.

     Fruit of the Loom believes that it is among the market leaders in branded, basic apparel due to its reputation for consistent quality and value. As such, Fruit of the Loom plans to leverage the Fruit of the Loom(R) brand to increase sales volume in 2001 and beyond. It is focused on reinvesting in advertising and promotions to strengthen the Fruit of the Loom(R) brand and increase volume. Fruit of the Loom plans to introduce new products that achieve certain volume minimums and profit targets, as well as explore high volume private label programs consistent with existing product lines. Fruit of the Loom also plans to utilize licensing to supplement its product line in non-core areas in smaller domestic and international markets. In Europe, Fruit of the Loom intends to maintain its imprint market share leadership and realize volume increases by refocusing on basic apparel products and participating in anticipated growth of its key retail accounts.

DISPOSITION OF NON-CORE BUSINESSES

     Since the Petition Date, under the direction of the new management team, Fruit of the Loom completed a strategic review of its businesses and decided to focus its management and financial resources on its retail and activewear business units. As a result of this decision, Fruit of the Loom divested its Pro Player/Sports and Licensing Division, Gitano and Jet Sew operating businesses in 2000 and generated a total of approximately $45,000,000 in cash proceeds, and eliminated the operating losses generated by those business units.

     In addition, prior to the Petition Date, Fruit of the Loom had been operating under a number of licensing agreements which have been discontinued since the commencement of the Reorganization Cases. These agreements primarily relate to Pro Player/Sports and Licensing Division and Gitano businesses, and have either been rejected or allowed to lapse.

  Pro Player/Sports and Licensing Division

     Pro Player/Sports and Licensing Division manufactured and marketed sports licensing apparel under the Pro Player(R) and Fans Gear(R) brands pursuant to license agreements with professional sports leagues and major colleges and universities. Fruit of the Loom acquired these companies (Pro Player, Salem Sportswear, and Artex) when values in that segment of the industry were at peak levels. The Sports and Licensing Division performed significantly below expectations during 1998 and 1999. Fruit of the Loom believes that the underperformance of the Sports and Licensing Division was caused, in part, by a shift in consumer preferences, which reduced demand for sports licensed products, created overcapacity, which resulted in many bankruptcies and liquidations throughout the industry, including the 1999 liquidation of Starter Corp., the largest sports apparel company at that time. In addition, Fruit of the Loom believes that high guaranteed minimum royalties to licensors and high marketing expenses of the Sports and Licensing Division contributed to the underperformance of the Division.

     In 1999, the Sports and Licensing Division reported operating losses of approximately $31,000,000. As a result of the structural conditions described above and management's assessment that the business of Pro Player/Sports and Licensing Division could not become profitable, the Board of Directors directed Lazard Freres & Co. ("Lazard"), Fruit of the Loom's investment banker and financial advisor, to market the Sports and Licensing Division as a going concern. Ultimately, the prices offered to acquire the Sports and Licensing Division as a going concern were less than the estimated proceeds of liquidation, and the operations were wound down and liquidated pursuant to an Order of the Bankruptcy Court dated February 28, 2000. The disposition of assets of Pro Player/Sports and Licensing Division resulted in net cash proceeds to Fruit of the Loom of approximately $25,000,000 during the year ended December 30, 2000.

  Gitano

     In 1994, Fruit of the Loom acquired Gitano Fashions, Ltd. ("Gitano"), which manufactured women's and children's jeans and related sportswear under the Gitano(R) trade name and trademarks. Gitano never achieved the necessary sales volume and operating economies to become an efficient and profitable product line. The Board of Directors directed Lazard to seek a purchaser of the Gitano business assets on a going concern basis. After an auction and pursuant to an order dated June 15, 2000, the Bankruptcy Court approved the sale of substantially all of the Gitano assets to VF Corporation for an initial cash purchase price of $17,200,000 and additional consideration of $2,200,000 for additional inventory (pursuant to a separate Order dated August 18, 2000), which was delivered over time.

     Thereafter, by order dated November 14, 2000, Fruit of the Loom obtained Bankruptcy Court approval to sell certain specialized laundry equipment, previously used by Gitano, to Ibis de Mexico, S.A. de C.V. for a purchase price of $625,000. This sale closed on December 11, 2000.

DISPOSITION OF NON-CORE BUSINESSES -- (CONCLUDED)

  Jet Sew

     FOL R&D, Inc., formerly known as Jet Sew Technologies, Inc. ("Jet Sew"), was engaged in the business of designing, manufacturing, and marketing automatic, modular sewing systems that are used to manufacture textile and apparel machinery. As a result of a loss in the year ended December 30, 2000 and the non-core nature of its business, Fruit of the Loom determined that Jet Sew should be sold on a going concern basis, to best maximize value. Pursuant to an order dated December 13, 2000, Fruit of the Loom agreed to sell the assets of Jet Sew for a purchase price of $3,500,000, subject to adjustment. Pursuant to that Order, the sale closed on December 18, 2000.

ELIMINATION OF UNPROFITABLE PRODUCT LINES

     Before the Petition Date, the number of style and product variations ("SKUs") offered by Fruit of the Loom increased as a result of prior management's strategy to, among other things, introduce higher fashion apparel. The proliferation of SKUs reduced manufacturing efficiency, as average production runs decreased and the number of changeovers increased. In 2000, Fruit of the Loom reduced total SKUs by 40% in order to improve manufacturing efficiencies and refocus production on higher volume styles.

REDUCTION IN FIXED COSTS THROUGH CONSOLIDATION OF MANUFACTURING CAPACITY

     In 2000, Fruit of the Loom closed two yarn mills and two textile plants. During the first quarter in 2001, an additional yarn mill was closed. These closures were done to reduce textile capacity to the level of Fruit of the Loom's current manufacturing needs, after the discontinuation of unprofitable businesses and product lines. Textile production was realigned in Fruit of the Loom's remaining textile plants which have lower costs and lower labor turnover.

     The closure of these plants and the resulting rationalization of production costs are expected to create greater financial flexibility for Fruit of the Loom through fixed overhead cost reductions. Fruit of the Loom believes the remaining plants can produce the volumes projected for 2001, with future capacity growth being generated by capital expenditures and efficiency improvements. In addition, Fruit of the Loom has reestablished balanced production, where peak demand is partially serviced by the build-up of core inventory during the off-peak season, which results in greater manufacturing and cost efficiencies.

     Fruit of the Loom, Ltd. ("FTL Ltd.") has also closed certain assembly operations in Mexico, shifting that production to lower cost operations in Central America. On October 25, 2000, the Bankruptcy Court authorized FTL Ltd. to wind-down certain assembly operations located in Mexico, and to amend and restate certain prepetition agreements by and among the Debtors, certain non-debtor Fruit of the Loom affiliates and certain unrelated parties, all pursuant to a master termination agreement. At the present time, the only operating assembly facility in Mexico involves the assembly of fleece garments. As part of the master termination agreement, that operation will be acquired by FTL Ltd.

IMPROVEMENTS IN MANUFACTURING PROCESSES AND EFFICIENCY

     Since the Petition Date, under the current management team, Fruit of the Loom has achieved a material improvement in virtually all operational categories in the United States and the Caribbean largely as a result of the centralization of key functional areas and the resulting standardization and simplification of manufacturing processes.

     Fruit of the Loom has also significantly reduced its manufacturing cost structure by largely replacing contract assembly with affiliated owned assembly capacity in Central America. Management believes that the affiliated owned assembly plants are generally more efficient than outside contractors. Approximately 37% of 1999 annual production was assembled by 37 separate outside contract manufacturers. Through 2000, Fruit of the Loom continued to reduce its reliance on contract manufacturers, as productivity and overall efficiency

IMPROVEMENTS IN MANUFACTURING PROCESSES AND EFFICIENCY -- (CONCLUDED)

increased at affiliated owned assembly plants. As of the end of 2000, Fruit of the Loom has reduced the number of outside contractors to 4, from a high of 37, resulting in lower production costs for 2000. In 2000, the percentage of garments assembled at contractors was reduced to 27% with the remaining 73% at facilities owned and operated by affiliated companies. The Company expects the percentage of garments assembled at contractors to be less than 20% in 2001.

  DESCRIPTION OF BUSINESS

OVERVIEW

     Fruit of the Loom is a vertically integrated manufacturer of basic apparel products, performing most of its own spinning, knitting, cloth finishing and cutting operations. Sewing and packaging are performed by affiliated companies or offshore contractors. Fruit of the Loom's primary strengths are its excellent brand recognition, strong relationships with major discount chains and mass merchandisers, and its ability to produce significant volumes of products at a low cost. North America is Fruit of the Loom's principal market, comprising more than 80% of consolidated net sales in each of the last three years. For the North American market, capital-intensive spinning, knitting and cutting operations are located in highly automated facilities in the United States, while labor-intensive sewing and finishing operations are performed by affiliated companies and are located in lower labor cost facilities in Central America, Mexico and the Caribbean. For the European market, capital intensive manufacturing operations are done in Ireland and Northern Ireland; sewing is principally performed in Morocco.

     Fruit of the Loom has organized its business into three functional areas:
(1) retail products (59% of 2000 net sales); (2) activewear products (30% of 2000 net sales); and (3) Europe (11% of 2000 net sales). Fruit of the Loom's products are generally sold to major discount chains, mass merchandisers and large wholesalers; Fruit of the Loom is among the market leaders in those markets. Fruit of the Loom has an estimated 45% domestic mass market share in men's and boys' underwear and an estimated 13% domestic mass market share in women's and girls' underwear. In 2000, Fruit of the Loom's domestic activewear market share was approximately 28% for T-shirts sold through wholesalers and 20% for fleecewear.

     In order to create a more efficient global tax and financial structure, on March 4, 1999, FTL Ltd., a Cayman Islands company, became the parent holding company of FTL Inc. pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL Inc. on November 12, 1998. FTL Inc. transferred ownership of its Central American subsidiaries that perform essentially all of Fruit of the Loom's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly and wholly owned by FTL Ltd.

     As originally planned, when fully implemented, the Cayman Reorganization would have transferred ownership from FTL Inc. to FTL Ltd., or a non-United States subsidiary of FTL Ltd., of essentially all businesses and subsidiaries of FTL Inc. located outside of the United States (other than certain operations in Canada and Mexico) and would have transferred beneficial ownership of certain trademarks from FTL Inc. to FTL Ltd. The Cayman Reorganization was not fully implemented before the Petition Date; neither the trademarks nor FTL Inc.'s indirect European subsidiaries were transferred to FTL Ltd.

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

PRODUCTS

  Retail Products

     Fruit of the Loom is a market leader in a number of product areas within the retail segment of the apparel industry. Fruit of the Loom is the mass market leader in men's and boys' underwear, with a 2000 domestic share in that distribution channel of approximately 45%. Fruit of the Loom is also one of the branded market leaders in the fragmented women's and girls' underwear market, with a 2000 domestic share in the mass merchandise market of approximately 13%. Only one other competitor had more than a 6% market share in that market in 2000.

     Men's and Boys' Underwear. Fruit of the Loom offers a broad array of men's and boys' underwear including briefs, boxer shorts, boxer briefs, T-shirts and A-shirts, colored and "fashion" underwear. These products are primarily sold to major discount chains and mass merchandisers and represent approximately 42% of Fruit of the Loom's domestic sales.

     Women's and Girls' Underwear. Fruit of the Loom offers a variety of women's and girls' underwear under the Fruit of the Loom(R) brand name. These products are primarily sold to major discount chains and mass merchandisers and represent approximately 5% of Fruit of the Loom's domestic sales.

     Casualwear. Fruit of the Loom markets knitwear (tees, tanks and shorts) and fleecewear (sweatshirts and pants) to mass merchandisers as casualwear primarily under the Fruit of the Loom(R) brand names. Casualwear is produced in separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories.

     The casualwear market is highly fragmented. Fruit of the Loom holds the number two branded mass market share in knitwear products with an approximate 5% market share, and the number three branded mass market share in fleece products with an approximate 11% market share.

     Childrenswear. Fruit of the Loom offers a broad array of childrenswear including decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS(R), FUNGALS(TM) and UNDEROOS(R) brands.

  Activewear

     Fruit of the Loom produces and sells undecorated T-shirts and fleecewear under the Fruit of the Loom(R), LOFTEEZ(R) and BEST(TM) by Fruit of the Loom(R) labels. These products are manufactured in a variety of styles and colors and are sold to large wholesale distributors, who break down bulk purchases for resale to the screenprint market and specialty retailers. In 2000, Fruit of the Loom's domestic market share was approximately 28% for T-shirts sold through wholesalers and 20% for fleecewear.

  Europe

     Approximately 80% of Fruit of the Loom's European sales are in undecorated T-shirts, fleecewear, and knit sportshirts sold under the Screen Stars By Fruit of the Loom(R) label. These products are sold to wholesale distributors and screenprinters throughout Europe. European retail sales, which includes a variety of outerwear styles sold under the Fruit of the Loom(R) label, account for approximately 20% of Fruit of the Loom's European business. In 2000, Fruit of the Loom began testing a line of Fruit of the Loom(R) men's underwear for the European market and is restructuring its retail sales efforts to focus on high volume basic styles.

MANUFACTURING

     Fruit of the Loom is one of the largest vertically integrated apparel manufacturers in the world. As a result of its integrated production process, substantially all functions required to produce finished apparel and fabrics can be performed by Fruit of the Loom without reliance on outside contractors. The combination of

MANUFACTURING -- (CONCLUDED)

efficient textile operations and low cost offshore sewing (owned by affiliates) has established Fruit of the Loom as one of the lowest cost producers in the basic apparel market.

     As a vertically integrated operation, Fruit of the Loom converts raw fibers into finished apparel products primarily in its own facilities. Fruit of the Loom is one of the largest private purchasers of cotton in the United States, which management believes creates an advantage in managing raw material cost. Fruit of the Loom spins cotton into yarn and converts it into fabric. The fabric is then dyed, finished and cut before it is sewn into finished garments. Fruit of the Loom uses its automated textile manufacturing facilities in the United States for yarn spinning, knitting and cloth finishing. This textile process is capital intensive and requires minimal labor. In 2000, over 99% of the garments produced by the Company for the domestic market were sewn in Central America, Mexico or the Caribbean basin. Of this total, approximately 27% were assembled at contractors and approximately 73% at facilities owned and operated by affiliates. Contract manufacturers have been used by the Company for the following reasons: 1) to balance internal capacity requirements, 2) for low volume specialty garments, 3) for seasonal or one-time programs, and 4) as a capacity bridge in the move from domestic plant to offshore plant sewing. The Company chooses to sew large volume styles in facilities owned and operated by affiliates where it believes it has the greatest cost reduction potential. Included in the percentages of goods assembled at facilities owned and operated by affiliates are goods assembled at a contractor which assembled garments solely for the Company. Of this total, 44% were assembled in Honduras, 42% in El Salvador and 14% in Mexico. European textile manufacturing operations are located in Ireland, and labor intensive assembly operations are located in lower cost Moroccan facilities.

DISTRIBUTION

     Fruit of the Loom sells its products to approximately 100 major accounts, including all major discount chains and mass merchandisers, wholesale clubs and screenprinters. Fruit of the Loom's largest 100 customers accounted for approximately 77% of Fruit of the Loom's net sales to unrelated parties in 2000. Sales to Fruit of the Loom's largest and second largest customers (Wal-Mart Stores, Inc. and Kmart Corporation, respectively) each represented greater than 10% of Fruit of the Loom's net sales to unrelated parties in 2000. While the loss of either of these customers would have a significant impact on the Company, the Company believes it has good relations with these customers. In 2000, approximately 87% of Fruit of the Loom's domestic products sold through retail channels were sold to major discount chains and mass merchandisers, approximately 2% were sold to department stores, approximately 6% were sold to specialty stores, and approximately 5% were sold to other customers. Fruit of the Loom's products are principally sold by a nationally organized direct sales force of full-time employees. Fruit of the Loom's products are shipped from four
(4) principal domestic distribution centers.

     Management believes that one of Fruit of the Loom's primary strengths is its long-standing, excellent relationships with major discount chains and mass merchandisers. These mass merchants accounted for approximately 60% of men's and boys' underwear and approximately 60% of women's and girls' underwear sold in the United States in 2000. As described above, in these mass market channels, Fruit of the Loom supplied approximately 45% of men's and boys' underwear and 13% of women's and girls' underwear. Fruit of the Loom attributes its success within this channel to its high brand name recognition and customer loyalty as well as its ability to supply large quantities of high quality, value-oriented products from its strategically located distribution centers. In addition, Fruit of the Loom has implemented electronic data interchange with its major mass merchandizing and discount customers, which enables Fruit of the Loom to satisfy these customers' requirements for flexible product deliveries.

TRADEMARKS AND LICENSES

     Fruit of the Loom markets and sells products under trademarks owned by the Company, as well as trademarks licensed to the Company by unrelated third parties. The Company also licenses certain trademarks it owns to certain unrelated third parties. The Company owns the FRUIT OF THE LOOM(R), BVD(R),

TRADEMARKS AND LICENSES -- (CONCLUDED)

SCREEN STARS(R), BEST(TM), LOFTEEZ(R), and certain other trademarks, which are registered or protected by common law in the United States and in many foreign countries. A recent survey(2) found that the Fruit of the Loom brand is one of the most recognized of 90 men's apparel brands, with 94% brand awareness. The high brand awareness associated with Fruit of the Loom(R) branded products has been developed over the years through marketing programs that emphasize the quality and consistency of the brand. Products sold under Company owned trademarks account for approximately 95% of Fruit of the Loom's overall retail revenues. Additionally, Fruit of the Loom receives significant royalty income on the licensing of its Fruit of the Loom(R) and BVD(R) brands for soft goods lines, both domestically and internationally.

     The Company owns the FUNPALS(R), FUNGALS(TM) and UNDEROOS(R) trademarks which are registered or protected by common law and used on certain childrenswear. Fruit of the Loom also operates under a number of license agreements from unrelated third parties, primarily utilized for Fruit of the Loom's childrenswear products. These license agreements provide Fruit of the Loom with the right to manufacture and market apparel decorated with licensed characters, which include BATMAN(TM), SUPERMAN(TM), SPIDER-MAN(TM), SESAME STREET(TM), SCOOBY-DOO(TM), TELETUBBIES(TM), POKEMON(TM), BOB THE BUILDER(TM), JACKIE CHAN ADVENTURES(TM), SAILOR MOON(TM), SABRINA: THE ANIMATED SERIES(TM) and POWER RANGERS(TM).

     BATMAN(TM) and SUPERMAN(TM) are trademarks of D.C. Comics, in care of Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P., used under license. TELETUBBIES(TM) is a trademark of Ragdoll Productions, Ltd., used under license from The itsy bitsy Entertainment Corporation. SPIDER-MAN(TM) is a trademark of Marvel Characters, Inc., used under license from Spider-Man Merchandising L.P. SCOOBY-DOO(TM) and all related characters and elements are trademarks of Hanna Barbera Productions, Inc., used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P. SESAME STREET(TM) is a trademark of Children's Television Workshop, used under license. BOB THE BUILDER(TM) is a trademark of HIT Entertainment PLC and Keith Chapman, used under license from HIT Entertainment PLC. JACKIE CHAN ADVENTURES(TM) is a trademark of Adelaide Productions, Inc. used under license. SAILOR MOON(TM) is a trademark of DIC Entertainment, L.P., used under license.
SABRINA: THE ANIMATED SERIES(TM) is a trademark of Archie Comic Publications, Inc., used under license. POKEMON(TM) is a trademark of Nintendo of America Inc. and used under license. POWER RANGERS(TM) is a trademark of Saban Entertainment, Inc. and used under license from Saban Merchandising, Inc.

     In January 2001, the Bankruptcy Court approved rejection of the license agreement between Perry Ellis International Corporation, successor in interest to Munsingwear, Inc., and the Company for the license of the MUNSINGWEAR(R) and KANGAROO DESIGN(R) trademarks. Pursuant to the terms of a termination agreement between the parties, the License agreement will terminate in April 2001.

INFORMATION SYSTEMS

     Over the past several years, the Company has committed additional resources to enhance its information systems ("IS"). These efforts have included the implementation of an Oracle general ledger and accounts payable system, the development of a new order entry system enabling activewear retailers to order from wholesalers through the Internet and implementation of Electronic Data Interchange with its major retail customers. In addition, the Company has implemented its Vendor Managed Inventory ("VMI") program, enabling the Company to partner with its customers and allowing these customers to maintain optimal inventory levels. The VMI program and other IS enhancements enable the Company to improve utilization of its own inventories by matching production more closely with customer point of sale information. Also, the Company has improved its inventory control systems to enable the Company to better control product moving

---------------

(2) 2000 KSA/NPD Branding Report by Kurt Salmon Associates.

INFORMATION SYSTEMS -- (CONCLUDED)

offshore. The Company continues to improve its inventory control systems. Finally, the Company plans to continue its efforts in the IS area in 2001 and future years to improve efficiency and customer service.

INTERNATIONAL OPERATIONS

     The Company primarily sells activewear through its foreign operations, principally in Europe, Canada, Japan and Mexico. The Company's approach has generally been to establish production capability in the Company's larger foreign markets in order to better serve these markets and decrease the impact of foreign currency fluctuations. The Company has established manufacturing plants in Canada, the Republic of Ireland and Northern Ireland (United Kingdom) as a means of accomplishing these objectives. The Company has also established manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale. In addition, the Company's affiliates have established manufacturing operations in Honduras and El Salvador to assemble fabrics which have been manufactured and cut in the Company's U.S. operations, as well as externally sourced fabric, into finished goods for sale principally in the United States.

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

     In addition, 74.5% of the garments assembled for sale in the United States in 2000 were assembled in Honduras and El Salvador. In 2001, the Company expects this percentage to increase to 87.1%. The concentration of the Company's or affiliates assembly operations in these countries which are subject to hurricane, earthquakes and other natural disasters, and the occurrence of such natural disasters could result in a material adverse impact to the Company.

     Sales to unrelated parties from international operations during 2000 were $256,300,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for 17% of the Company's net sales to unrelated parties in 2000. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. See "OPERATING SEGMENTS" in the Notes to Consolidated Financial Statements.

COMPETITION

     All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure.

IMPORTS

     Domestic apparel manufacturers continue to move sewing operations offshore to reduce costs and compete with enhanced import competition resulting from the Uruguay Round of the General Agreement on Tariffs and Trade. To regain the Company's position as a low cost manufacturer, the Company has increased the percentage of garments sewn in the Caribbean and Central America and returned to the United States under Section 9802 (previously Section 807) of the regulations of the United States Customs Service, Department of the Treasury. The Company believes domestic knitting, bleaching and dyeing operations will continue to provide the Company with a competitive advantage in future years. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with sewing predominantly offshore by facilities owned by affiliates.

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

     Direct imports accounted for approximately 26% of the United States men's and boys' underwear market (100% if Section 9802 imports are included) in 2000 and approximately 38% (74% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear, imports accounted for approximately 58% of this market in 1998, the latest period for which data is available.

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

EMPLOYEES

     At March 1, 2001, the Company employed approximately 11,000 people. Approximately 2,000 employees, principally in foreign markets, are covered by collective bargaining agreements. Management believes that its employee relations are good.

OTHER

     MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester. Cotton prices are subject to the price volatility of the commodity markets. Polyester prices are principally linked to petroleum prices and, accordingly, are also subject to the price volatility of the commodity markets. The Company has historically contracted in advance to meet its cotton needs and manages the risk of cotton price volatility through a combination of fixed and nonfixed price purchase commitments, cotton futures contracts and call options. As of March 24, 2001, the Company had entered into contracts that cover approximately 99% of its estimated cotton requirements for 2001 (with fixed prices on approximately 92% of its estimated cotton needs for 2001).

     SPECIAL CHARGES. During the five years ended January 1, 2000, the Company moved substantially all of its U.S. sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. As a result of the Cayman Reorganization, beginning in the third quarter of 1999, the Company began selling cut goods to affiliates in Central America and the Caribbean where sewing and finishing are performed by the affiliates. The finished goods are then sold to the Company at arms length transfer prices which approximate market prices. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of closeout and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset writedowns and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and

ITEM 1. BUSINESS -- (CONCLUDED)

licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations.

     In connection with the Company's efforts to eliminate non-core businesses and unprofitable products, the Company incurred costs related to the closure of yarn, textile and assembly plants in 2000. The Company incurred charges of $73,300,000 for writedowns of property, plant and equipment, other assets and contractual obligations. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

     OTHER INFORMATION. The Company was incorporated under the laws of the state of Delaware in 1985. The principal executive offices of the Company are located at 200 W. Madison, Suite 2700, Chicago, Illinois 60606, telephone (312) 899-1320. Market share data contained herein are for domestic markets and are based upon information supplied to the Company by the National Purchase Diary, which management believes to be reliable.

ITEM 2. PROPERTIES

     Prior to the Petition Date, Fruit of the Loom operated 61 properties and facilities around the world. The combination of manufacturing, warehouse and distribution, and sales and administration facilities operated by the Company occupied approximately 12,087,000 square feet, of which approximately 3,742,000 square feet were under leases expiring through 2017. The Company's principal operations were in North America, with the remaining properties in Europe.

     Subsequent to the Petition Date, the Company closed several of its least efficient manufacturing facilities. The closed facilities (including previously closed facilities) total 15 facilities and occupy approximately 3,940,000 square feet. Company owned facilities that have been closed are currently held for sale.

     Set forth below is a summary of the principal facilities owned or leased by Fruit of the Loom as of December 31, 2000, excluding closed facilities. The Company's facilities are located principally in the United States (the summary below includes Canada and Japan), Western Europe (the summary below includes United Kingdom, Republic of Ireland and Morocco) and Mexico.

                                                                               SQUARE FEET
                                                               NO. OF     ---------------------
                                                              LOCATIONS     OWNED      LEASED
                                                              ---------   ---------   ---------
UNITED STATES
  Manufacturing.............................................      8       3,275,000   1,034,000
  Warehouse and distribution................................      7       1,720,000   1,152,000
  Sales and administration..................................      7          86,000     102,000
WESTERN EUROPE
  Manufacturing.............................................      7         375,000     483,000
  Warehouse and distribution................................      8         349,000     370,000
  Sales and administration..................................      4          52,000      77,000
MEXICO
  Warehouse and distribution................................      1              --      61,000
  Sales and administration..................................      1              --       3,000
SUB-TOTAL
  Manufacturing.............................................     15       3,650,000   1,517,000
  Warehouse and distribution................................     16       2,069,000   1,583,000
  Sales and administration..................................     12         138,000     182,000
                                                                 --       ---------   ---------
TOTAL.......................................................     43       5,857,000   3,282,000

See "LEASE COMMITMENTS" in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  CHAPTER 11 FILING

     On December 29, 1999, FTL Inc. and 32 of its subsidiaries filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW).

     FTL Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and, as amended, includes a total commitment of $450,000,000 which is comprised of revolving notes of $350,000,000 and a term note of $100,000,000. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $175,000,000.

     Under section 362 of the Bankruptcy Code, during a reorganization case, creditors and other parties in interest may not without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other cases against the Debtors that were or could have been commenced prior to commencement of the reorganization case, or recover a claim that arose prior to commencement of the case; (ii) enforce any prepetition judgments against the Debtors; (iii) take any action to obtain possession of or exercise control over property of the Debtors or their estates; (iv) create, perfect or enforce any lien against the property of the Debtors; (v) collect, assess or recover claims against the Debtors that arose before the commencement of the case; or (vi) set off any debt owing to the Debtors that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Debtors that arose before the commencement of the case.

     Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. An official unsecured creditors committee has been formed by the United States Trustee. This committee and various other parties in interest, including creditors holding claims, such as the prepetition bank group and secured bondholders, have the right to appear and be heard on applications of the Debtors relating to certain business transactions. The Company is required to pay certain expenses of the committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. In addition, the Company has an agreement, approved by the Bankruptcy Court, with the prepetition bank groups and secured bondholders, to make quarterly adequate protection payments aggregating approximately $25,000,000 to $30,000,000.

     As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, prepetition contracts and unexpired leases. In this context, "assumption" requires the Debtors to perform their obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that the Debtors are relieved from their obligations to perform further under the rejected contract or lease, but are subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the reorganization cases.

     Prepetition claims that were contingent or unliquidated at the commencement of the Reorganization Cases are generally allowable against the Debtors in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Debtors have established estimated accruals approximating what the Debtors believe will be their liability under these claims. The ultimate amount of and settlement terms for such liabilities are subject to consummating a plan of reorganization and, accordingly, are not presently determinable.

  PLAN OF REORGANIZATION PROCEDURES

     Fruit of the Loom filed its Reorganization Plan on March 15, 2001 and in accordance with the Bankruptcy Code has until April 30, 2001 within which to solicit acceptances to the plan (the "Exclusive Period"). The Bankruptcy Court may increase or decrease the Exclusive Period for cause shown, and as long

ITEM 3. LEGAL PROCEEDINGS -- (CONCLUDED)

as the Exclusive Period continues, no other party may file a reorganization plan. Fruit of the Loom filed a motion with the Bankruptcy Court to extend the Exclusive Period to September 28, 2001. The motion is subject to Bankruptcy Court approval.

     Inherent in a successful plan of reorganization is a capital structure which permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The Disclosure Statement filed on March 15, 2001 did not provide any recovery to FTL Inc.'s equity security holders. ACCORDINGLY, MANAGEMENT BELIEVES THAT CURRENT EQUITY SECURITY HOLDERS (COMMON OR PREFERRED STOCK) WILL NOT RECEIVE ANY DISTRIBUTION UNDER ANY REORGANIZATION PLAN AS A RESULT OF THE ISSUANCE OF NEW EQUITY TO EXISTING CREDITORS.

     Generally, after a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to holders of claims and equity security interests. The Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

     To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cramdown" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     William F. Farley, formerly an executive officer and currently a director of the Company, holds 100% of the common stock of Farley Inc. Prior to the Cayman Reorganization, William F. Farley and Farley Inc. together owned all 5,229,421 outstanding shares of FTL Inc.'s Class B Common Stock entitled to five votes per share.

     On March 4, 1999, FTL Inc. became a subsidiary of FTL Ltd., pursuant to the Cayman Reorganization approved by the stockholders of the Company on November 12, 1998. In connection with the Cayman Reorganization, all outstanding shares of Class A Common Stock of FTL Inc. were automatically converted into Class A ordinary shares of FTL Ltd., and all outstanding shares of Class B Common Stock of FTL Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL Inc. (the "FTL Inc. Preferred Stock").

     The FTL Inc. Preferred Stock (5,229,421 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL Inc. Class B common stock based upon the $13.71 average closing price of FTL Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL Inc. common stock, (v) participates with the holders of FTL Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and (vii) has the right to vote on all matters put to a vote of the holders of FTL Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis. The minority interest in FTL Inc. is based on the liquidation preference of $71,700,000.

     The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 30, 2000 and at January 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL Inc. reported losses in the years ended December 30, 2000 and January 1, 2000, the minority interest participation was limited to the fixed preferred dividends of $3,200,000 in 2000 and $2,700,000 in 1999. The Company paid no dividends in 2000 and paid dividends in 1999 aggregating $1,900,000 to holders of the FTL Inc. Preferred Stock. The Company ceased paying dividends on the FTL Inc. Preferred Stock subsequent to the third quarter of 1999.

     There is no market for FTL Inc.'s common or preferred stock. All shares of common stock are owned by FTL Ltd.

COMMON STOCK PRICES AND DIVIDENDS PAID

     No dividends were declared on the Company's common stock during 2000 or 1999. The Company does not currently anticipate paying any dividends on common stock in 2001. For restrictions on the Company's ability to pay present or future dividends, see "LONG TERM DEBT" in the Notes to Consolidated Financial Statements. In addition, the Bankruptcy Code prohibits the Debtors from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

     On December 29, 1999, the Debtors filed voluntary petitions for reorganization under Chapter 11 and are operating their businesses as debtors-in-possession under control of the Bankruptcy Court.

     The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended December 30, 2000. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in the Annual Report.

     Effective January 1, 1998, the Company changed its year-end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. Fiscal years 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

                                                                             YEAR ENDED
                                    ---------------------------------------------------------------------------------------------
                                    DECEMBER 30,          JANUARY 1,          JANUARY 2,        DECEMBER 31,       DECEMBER 31,
                                        2000                 2000                1999               1997               1996
                                    ------------       -----------------    ---------------    ---------------    ---------------
OPERATIONS STATEMENT DATA(1)(5):
Net sales -- unrelated
  parties(2)......................    $1,549.8             $1,784.8            $1,942.0           $1,901.8           $2,232.2
Gross earnings (loss)(2)(3).......       130.0                (11.2)(6)           508.6(10)          402.3(13)          648.0
Operating earnings (loss).........      (143.2)(4)           (388.5)(7)           207.1(11)         (266.7)(14)         298.2
Interest expense..................       124.3                 97.1                93.9               82.5              102.0
Reorganization Items..............        48.2(8)               3.0(8)               --                 --                 --
Earnings (loss) from continuing
  operations before income tax
  provision.......................      (316.9)              (547.5)(9)           120.2(12)         (428.3)(15)         160.3(16)
Earnings (loss) from continuing
  operations......................      (202.9)(18)          (584.7)              113.0             (362.0)             132.8(17)
BALANCE SHEET DATA(1)(5):
Total assets......................    $1,785.7             $2,083.4            $2,279.0           $2,448.9           $2,578.4
Long-term debt, excluding current
  maturities......................       410.3                593.5               856.6            1,192.8              867.4
Other noncurrent liabilities......        11.5                 37.9               267.4              321.0              271.2
Liabilities subject to
  compromise -- unrelated
  parties.........................       540.7                683.0                  --                 --                 --
Common stockholders' equity
  (deficit).......................      (791.2)              (547.1)              548.9              422.1            1,093.8

-------------------------

(1) This information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.

(2) Effective January 2, 2000, the Company records trade promotion expense as a reduction of Net sales. Trade promotion expense has been reclassified from Selling, general and administrative expense to net sales in each of the earlier years presented.

(3) Effective January 2, 2000, the Company records intra-company freight expense incurred to transport goods between distribution facilities as a component of Selling, general and administrative expense. Intra-company freight expense has been reclassified from Cost of sales to Selling, general and administrative expense in each of the earlier years presented.

(4) Includes pretax charges of $73.3 related principally to the closing of certain of the Company's higher cost production facilities.

(5) During the fourth quarter of 1997, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All

ITEM 6. SELECTED FINANCIAL DATA -- (CONCLUDED)

     previously reported results have been restated to reflect the retroactive application of this accounting change. The change decreased previously reported results as follows:

                                                               1996
                                                              ------
      Gross loss............................................  $ (7.1)
      Loss from continuing operations.......................    (4.6)
      Loss per common share from continuing operations:
        Basic...............................................   (0.06)
        Diluted.............................................   (0.06)

     The accounting change increased the net loss for 1997 by $27.8 or $.37 per share.

(6) Includes pretax charges of $214.1 related to provisions and losses on the sale of closeout and irregular inventory and inventory valuation writedowns.

(7) Includes pretax charges of $281.3 related to provisions and losses on the sale of closeout and irregular inventory and inventory valuation writedowns, impairment of European manufacturing facilities, severance and professional fees incurred in connection with the Company's restructuring efforts.

(8) Reorganization items represent costs incurred by the Company related to the Reorganization Cases. The reorganization items consist of professional fees which include legal, accounting and other consulting services provided to the Company related to the Reorganization Cases. The reorganization items increased the net loss by $48.2 in 2000 and $3.0 in 1999.

(9) Includes pretax charges of $345.8 related to provisions and losses on the sale of closeout and irregular inventory and inventory valuation writedowns, impairment of European manufacturing facilities, severance, a debt guarantee, professional fees incurred in connection with the Company's restructuring efforts and other asset writedowns and reserves.

(10) Amounts received for the sale of inventory written down as part of the 1997 special charges exceeded amounts estimated, resulting in a reduction of $6.9 in cost of sales.

(11) Reflects an $8.4 reduction in Selling, general and administrative expense resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(12) Reflects a $1.5 increase in other income -- net resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(13) Includes pretax charges of $47.8 related to inventory valuation writedowns.

(14) Includes pretax charges of $384.4 related to costs associated with the closing or disposal of a number of domestic manufacturing and distribution facilities and attendant personnel reductions, impairment writedowns of a number of domestic and foreign manufacturing and distribution facilities and inventory valuation writedowns.

(15) Includes pretax charges of $32.4 principally from retained liabilities related to former subsidiaries and $32.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot Company, Inc. ("Acme Boot").

(16) Includes a pretax charge of $35.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot.

(17) Includes $24.1 related to reversal of excess income tax liabilities for tax years through December 31, 1991, all of which closed for Federal income tax purposes effective December 31, 1996.

(18) Includes $116.3 related to reversal of excess income tax liabilities for tax years through January 2, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "SELECTED FINANCIAL DATA" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

     On December 29, 1999, the Debtors filed voluntary petitions for relief under Chapter 11 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. For further discussion of Reorganization Cases, see "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS" and Notes to Consolidated Financial Statements.

     In the period leading up to the Petition Date, Fruit of the Loom's indebtedness increased substantially in connection with several acquisitions which did not achieve the cash flow levels anticipated at the time of the acquisitions. Proceeds from the issuance of debt were also used to finance a significant legal settlement and environmental obligations related to discontinued operations, as well as open-market stock repurchases. After these expenditures, Fruit of the Loom was left with a highly leveraged capital structure. Changes in the competitive environment, inventory adjustments in 1998 and operating problems in 1999 reduced cash flow, resulting in covenant defaults and inadequate liquidity to continue to fund the ongoing operations of the business and debt requirements. As a result of these and other factors described below, Fruit of the Loom sought protection in the Reorganization Cases, to permit it to fix its operating problems and capital structure.

     Beginning in the mid 1990s, prices for certain basic apparel products declined as a result of market consolidation and increased competition. Consolidation among the mass merchandisers in the retailing industry enabled those merchandisers to obtain price reductions from many of their suppliers, as the volume of the merchandisers' purchases increased as a percentage of the total market. Changes in international trade agreements, including the North American Free Trade Agreement ("NAFTA") adopted in 1995 (which have been expanded by the Caribbean Basin Initiative ("CBI") adopted in late 2000), removed certain tariff, quota, and other artificial trade barriers thereby increasing the supply of basic apparel products and consequently reducing prices. Fruit of the Loom was able to partially offset these price decreases with reductions in manufacturing costs. Nonetheless, these changes in industry dynamics negatively affected Fruit of the Loom's margins and cash flows.

     In 1993 and 1994, FTL Inc. commenced a strategy of diversification into the sports licensing apparel market with the acquisitions of Salem Sportswear, Artex and Pro Player and ventured into women's jeanswear manufacturing and marketing with the acquisition of the Gitano(R) brand. These acquisitions cost approximately $350,000,000 in cash, primarily financed by debt.

     These acquisitions were intended to add higher gross margin apparel products to the Fruit of the Loom product portfolio. However, none of the businesses achieved the cash flow anticipated at the time of acquisition, and were dilutive to Fruit of the Loom's earnings over the period these businesses were owned.

     During the period from 1995 through 1999, Fruit of the Loom used approximately $450,000,000 for non-operating purposes, including legal settlements, environmental liabilities related to operations sold by a former parent corporation, guarantees of a former subsidiary's indebtedness, and an open-market stock repurchase plan. All of these uses resulted in higher debt, combined with the debt incurred to fund non-performing acquisitions.

     The removal of certain trade barriers, as described above, provided domestic suppliers with an opportunity to reduce manufacturing costs by outsourcing the labor intensive components of production to offshore locations with lower labor rates. Fruit of the Loom participated in this opportunity, transitioning approximately 90% of its remaining assembly production to facilities owned by affiliates in Mexico, Honduras and El Salvador between 1995 and 1999.

     Operating problems during the fourth quarter of 1998 resulted from a decision by Fruit of the Loom to virtually shut down manufacturing operations for several weeks to reduce inventory levels. As a result of these

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

GENERAL -- (CONTINUED)

layoffs, Fruit of the Loom experienced significant turnover of highly trained employees. The replacement workers were less experienced, requiring additional training, which caused inefficiencies in production. When manufacturing recommenced in the first quarter of 1999, the level of irregular inventory increased. The inefficiency in output from these plants and the need to rebuild inventory to service unexpectedly strong demand for key retail and activewear products, resulted in inventory shortages, which negatively impacted customer order fulfillment and required Fruit of the Loom to incur additional production, shipping and distribution costs. In order to maintain customer service at acceptable levels, Fruit of the Loom increased its usage of external contractors, overtime labor, and time-sensitive and expensive methods of transporting materials and products, all of which resulted in approximately $300,000,000 of manufacturing cost overruns above budgeted costs.

     During the critical selling season of spring (Activewear/tee shirts) and fall (Retail/back to school) 1999, Fruit of the Loom experienced significant servicing and delivery problems with its customers; Fruit of the Loom found itself out of stock or with an improper mix of inventory, and thus unable to fill customers' orders on a timely basis. This resulted in a loss of sales, as customers turned to other suppliers for short-term needs. The high cost of manufacturing and the lower sales resulted in a loss from continuing operations of almost $500,000,000.

     In 1999, Fruit of the Loom recorded charges for provisions and losses on the sale of closeout and irregular inventory, impairment of certain European manufacturing facilities, severance, and other writedowns and reserves totaling approximately $350,000,000. These charges resulted in covenant defaults under the 1997 Credit Agreement, Fruit of the Loom's working capital facility.

     The combination of poor operating performance in 1999 and the increased debt resulting from non-performing acquisitions and other non-operating uses of cash flow, resulted in a severe liquidity problem prior to the Petition Date. Fruit of the Loom's cash shortfall resulted in difficulties with key suppliers on payment terms, interruptions to the manufacturing operations, and covenant defaults under the various financings. In 1999, Fruit of the Loom's total financings, including secured and unsecured public debt, aggregated in excess of $1,400,000,000. The interest payments on that debt aggregated over $100,000,000 per year. The likely curtailment of production due to difficulties in obtaining key supplies, the inability to pay vendors on a timely basis, and other considerations resulted in the Board of Directors' approval for Fruit of the Loom to seek protection under the Bankruptcy Code on December 29, 1999, commencing the Reorganization Cases.

     On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with accounting principles generally accepted in the United States, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000. In the fourth quarter of 2000 the Company recorded an estimated additional loss of $20,200,000 as a result of lower actual realization of receivables and inventories than originally anticipated. See "DISCONTINUED OPERATIONS" in the Notes to Consolidated Financial Statements.

     The Company continues to review the divestiture of certain non-core assets. Approximately $90,000,000 of losses were recorded related to additional divestitures and plant shutdowns during 2000. Additional gains or losses may be recorded on future divestitures but the amount cannot be determined at this time. In addition, restructuring costs may be incurred which the Company is unable to quantify at this time.

     On March 15, 2001, the Company filed its Reorganization Plan together with a proposed Disclosure Statement. No hearing has been set, as yet, to consider the adequacy of the Disclosure Statement, which is a prerequisite to approval of the Reorganization Plan. There can be no assurance that the Reorganization Plan or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

GENERAL -- (CONCLUDED)

obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which include soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. During 2000, the Company incurred reorganization costs of $48,200,000 related to the bankruptcy.

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Reorganization Cases, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see "LIQUIDITY AND CAPITAL RESOURCES" and Notes to Consolidated Financial Statements). As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Reorganization Plan or any other plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

OPERATIONS

  2000 CONSOLIDATION COSTS

     In the fourth quarter of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States, resulting in special charges aggregating $73,300,000 for writedowns of property, plant and equipment, other assets and contractual obligations. These charges are recorded in results of operations in the accompanying condensed consolidated financial statements in Selling, general and administrative expenses. These charges consist of the following (in thousands of dollars):

Closing and disposal of U.S. manufacturing facilities.......  $65,700
Closing of European manufacturing facilities................    6,700
Receivable write-off........................................      900
                                                              -------
                                                              $73,300
                                                              =======

     Each of these categories is discussed below.

     A significant part of the Company's business strategy in 2000 and future years is the elimination of non-core businesses and reduction in low volume and unprofitable SKU's. Consistent with this strategy, the Company closed several of its higher cost production facilities in the fourth quarter of 2000. Accordingly, the Company terminated 224 salaried and 2,042 production personnel related to closed operations. Charges

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  2000 CONSOLIDATION COSTS -- (CONCLUDED)

related to closing and disposal of U.S. manufacturing and distribution facilities consisted of the following (of which $58,400,000 were non-cash charges) (in thousands of dollars):

Loss on disposal of facilities, improvements and
  equipment.................................................  $58,500
Severance costs.............................................    7,200
                                                              -------
                                                              $65,700
                                                              =======

     The loss on disposal of facilities, improvements and equipment results from the writedown of property, plant and equipment to their net realizable values. Net realizable values were determined by appraisals for all significant assets.

     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 2000 as required by Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"), Emerging Issues Task Force ("EITF") 94-3 or other authoritative literature.

     As part of its continuing review of its manufacturing organization, facilities and costs beginning in the third quarter of 2000, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe. As a result of this continuing review, the Company shut down two of its European manufacturing facilities and recorded a charge of $6,700,000 in the fourth quarter of 2000 to writedown the facilities to their fair market value. Of this amount, $4,700,000 are severance costs which will require future cash; the remaining $2,000,000 are non-cash charges.

     The Company recorded a $900,000 non-cash charge to write-off an uncollectible receivable.

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the consolidation costs, cash charges totaled $12,000,000, $9,800,000 of which were paid in 2000 with the remainder expected to be paid in 2001. Also, $11,500,000 of the consolidation costs related to restructuring charges as defined by EITF 94-3.

     REDUCTIONS IN VARIABLE COSTS

     Fruit of the Loom has implemented a number of measures to reduce its variable cost structure. Through enhanced planning and improved manufacturing efficiencies, Fruit of the Loom has been able to reduce total freight expenditures by over $65,000,000 from 1999 to 2000, and reduce material loss by approximately $40,000,000 from 1999 to 2000. Improvements in manufacturing processes have been a significant contributor in reducing headcount from a peak of approximately 40,000 in 1999 to approximately 27,000 by the beginning of 2001. Excluding consolidation costs of $73,300,000 in 2000 and special charges of $67,200,000 in 1999, Fruit of the Loom's Selling, general and administrative expenses decreased, as a percentage of net sales to unrelated parties, from 16.0% in 1999 to 11.3% in 2000 as a result of these and other changes to Fruit of the Loom's variable cost structure.

  2000 COMPARED TO 1999

     Net sales increased $75,100,000 in 2000 compared to 1999; however, Net sales to unrelated parties decreased $235,000,000 or 13.2% in 2000 compared to 1999. The decrease in net sales to unrelated parties was principally caused by the elimination of non-core product lines and less profitable products, decreased production and sales of irregulars, reduced pricing on certain products, and a loss of market share in certain

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  2000 COMPARED TO 1999 -- (CONTINUED)

segments. In the first quality product category, $185,100,000 of the decrease was due to a reduction in volume and a change in product mix and $22,600,000 was attributable to lower pricing in the face of increased competition. The pricing decrease was partially offset by a favorable impact on net sales aggregating $12,100,000 related to the finalization and elimination of unprofitable prior year promotional programs. Sales of closeouts were flat with 1999 as additional dozens sold in 2000 were offset by lower selling prices due to the mix of products sold. In 2000 additional closeout sales of men's and boys' products were sold while in 1999 the Company experienced additional closeout sales of casualwear fleece. Sales of irregulars declined $16,200,000 due to a reduction in volume of irregulars produced and sold, and due to the reduced average selling price reflecting market conditions. Also, $23,400,000 of the decrease in sales was attributable to a weakening of European currencies in relation to the U.S. dollar.

     Sales of retail products decreased $116,000,000 or 11.3% in 2000 compared to 1999 principally due to reductions in casualwear fleece, intimate apparel and men's and boys' underwear. The decreases were principally caused by the elimination of unprofitable products and non-core product lines and decreased irregular sales. The Company's Gitano business was sold in July 2000, which accounted for $25,800,000 of the decrease in sales. In intimate apparel, the Company discontinued certain product lines, resulting in lower sales.

     Activewear sales declined $46,400,000 or 9.1% in 2000 compared to 1999, due to price reductions and lower volume of first quality merchandise and irregulars. The lower volume resulted partially from the elimination of non-core product lines or other unprofitable product lines and less profitable products as well as a decline in volumes of core products, which decline the Company attributes partially to the impact of the pending bankruptcy cases. Sales also declined due to lower pricing in response to aggressive pricing by competitors.

     European sales declined $38,900,000 in 2000 compared to 1999 due to unfavorable currency effects (higher U.S. dollar), price reductions and lower volume of retail products, offset partially by higher volume of Activewear products. At the beginning of 2000, the Company decided to refocus its sales and marketing efforts on basic branded products, which contributed to a reduction in volume of retail products and resulted in sales reductions of $15,700,000 in 2000 compared to 1999. Price reductions in Europe totaled $14,900,000 in 2000 compared to 1999 and reflected market conditions in Activewear ($9,700,000) and the shift in retail emphasis to concentrate on selling to discount chains ($5,200,000).

                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN MILLIONS OF DOLLARS)
NET SALES
  Retail products...........................................   $  911.1      $1,027.1
  Activewear................................................      464.0         510.4
  Europe....................................................      174.0         212.9
  Other.....................................................        0.7          34.4
                                                               --------      --------
          Subtotal -- unrelated parties.....................    1,549.8       1,784.8
          Affiliates........................................      809.5         499.4
                                                               --------      --------
                                                               $2,359.3      $2,284.2
                                                               ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  2000 COMPARED TO 1999 -- (CONTINUED)

                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN MILLIONS OF DOLLARS)
OPERATING EARNINGS (LOSS)
  Retail products...........................................   $   75.6      $  (98.2)
  Activewear................................................      (30.2)        (93.9)
  Europe....................................................        4.1         (24.4)
  Consolidation costs/Special charges.......................      (88.3)        (67.2)
  Other.....................................................       (5.4)         (8.6)
                                                               --------      --------
          Subtotal -- unrelated parties.....................      (44.2)       (292.3)
          Affiliates........................................      (99.0)        (96.2)
                                                               --------      --------
                                                               $ (143.2)     $ (388.5)
                                                               ========      ========

     Gross earnings increased $141,200,000 in 2000 compared to 1999. Gross earnings on sales to unrelated parties increased $156,400,000 or 169.8% in 2000 compared to 1999 and gross margin increased 10.8 percentage points to 16.0% for the year. Gross earnings in 2000 were favorably impacted by lower production costs of $35,800,000, the finalization of prior year promotional programs of $12,100,000, reduced physical inventory adjustments of $81,900,000, reduction of $78,300,000 related to slow moving, discontinued, closeout and irregular products, improvements in obsolete inventory as a result of reduced obsolescence charges of $19,500,000, lower expenses for property taxes and duty costs of $18,000,000 and the absence of a 1999 write-off of repair parts totaling $12,100,000. The $78,300,000 improvement for discontinued, close-out and irregular products noted above resulted principally from charges recorded in 1999 to establish reserves in connection with the Company's product and SKU rationalization strategy. During 2000, the Company continued to implement this strategy, resulting in additional reduction in SKU's. Accordingly, the net inventory balance of these product categories at year end 2000 was approximately equal to 1999 levels. Cost reductions were partially offset by price decreases aggregating $22,600,000, sales volume and production mix declines totaling $74,400,000 and unfavorable miscellaneous adjustments of $4,300,000. The volume declines were in line with the Company's strategy of eliminating low volume and unprofitable SKU's.

     The Company experienced an operating loss on sales to unrelated parties in 2000 of $44,200,000 compared to an operating loss in 1999 on sales to unrelated parties of $292,300,000. The improvement resulted from the increase in gross earnings and a decrease in selling, general and administrative expenses (excluding consolidation costs in 2000 and special charges in 1999) of $112,800,000 in 2000 compared to 1999. The reduction in selling, general and administrative expenses was partially due to a $37,800,000 reduction in advertising and promotion expenses, a $24,400,000 reduction in salaries and employment costs, a $4,400,000 reduction in travel expenditures, a $13,000,000 reduction in selling related expenses due to the Company's focus on simplifying operations and eliminating non-core businesses, a $7,400,000 reduction in office and related expenses, a $10,000,000 decrease in legal and professional costs and $8,200,000 of non-recurring Year 2000-related costs incurred in 1999. Substantially all of the decreases in selling, general and administrative expenses resulted from business simplification and specific cost reduction efforts undertaken by management.

     The Company incurred and recognized several one-time or non-recurring costs in both 2000 and 1999. In 2000, the Company incurred $73,300,000 in consolidation costs recorded in selling, general and administrative expenses principally related to the closure of certain of the Company's higher cost production facilities. In 1999, special charges aggregated $67,200,000 as the Company recorded an accrual for $30,000,000 of asset impairment charges related to the Company's European manufacturing facilities as a result of the move from the Republic of Ireland to Morocco. In addition, in 1999 the Company incurred nonrecurring severance costs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  2000 COMPARED TO 1999 -- (CONTINUED)

of $30,600,000 and $6,600,000 of additional legal and professional costs associated with the Company's restructuring efforts. Also see "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

     Interest expense increased $27,200,000 or 28.0% in 2000 compared to 1999. The increases reflected a higher average interest rate and, in 1999, expense of $8,800,000 related to the accounts receivable securitization was recorded in other expense. The full year increase was partially offset by lower average borrowing levels earlier in 2000 compared to 1999. Also, the Company discontinued recording interest on $250,000,000 8.875% unsecured notes in 2000. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and "LIQUIDITY AND CAPITAL RESOURCES" below.

     Net other expense in 2000 totaled $1,200,000 compared with $58,900,000 in 1999. Principal components of net other expense in 2000 included adequate protection payments (interest payments) in the amount of $5,700,000 related to the guarantee of personal indebtedness of William Farley, the Company's former Chairman of the Board, Chief Executive Officer and Chief Operating Officer ("Mr. Farley"), bank fees of $2,800,000 and foreign currency translation of $4,200,000 and other expense of $3,000,000. These unfavorable impacts were partially offset by a $14,800,000 gain on marketable equity securities. Principal components of net other expense in 1999 included a $30,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley, the write-off of an $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000 and $16,900,000 for debt and other fees and debt waivers (which includes the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization) and accounts receivable securitization costs of $8,800,000. These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. See "CONTINGENT LIABILITIES" and "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     Reorganization items represent costs incurred by the Company related to the Reorganization Cases. The reorganization items in 2000 and 1999 aggregated approximately $48,200,000 and $3,000,000, respectively, and consist of professional fees which include legal, accounting, consulting and other services provided to the Company related to the Reorganization Cases.

     As a result of the Reorganization Cases and the favorable completion of a U.S. Internal Revenue Service and various state tax audits for tax years through January 2, 1999, the Company reversed, during the fourth quarter of 2000, net excess income tax liabilities (including discontinued operations) totaling approximately $104,000,000, which reduced income tax expense in 2000. The Company's 1999 income tax provision reflects a $36,700,000 provision to fully reserve all deferred tax assets and foreign income taxes. In addition, the effective income tax rate for 1999 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings and the impact of goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

     The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 30, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. had losses in 1999 and 2000, the preferred stock participation is limited to the fixed preferred dividends. FTL, Inc. ceased recording dividends on the FTL, Inc. Preferred Stock as of the date FTL, Inc.'s bankruptcy case commenced since it is an unsecured obligation. In 1999, the Company paid

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  2000 COMPARED TO 1999 -- (CONCLUDED)

dividends aggregating $1,900,000 to the holders of the FTL, Inc. Preferred Stock. The Company ceased paying dividends on the FTL, Inc. Preferred Stock subsequent to the third quarter of 1999.

     Discontinued operations reflect the Company's February 2000 decision to wind-down its Pro Player Sports and Licensing division. The 2000 loss from operations through the measurement date (February 23, 2000) was $2,600,000 compared to a loss from operations in 1999 of $37,600,000. The 1999 loss from operations resulted from weak sales volume (impact on gross earnings of $24,700,000) and a $12,800,000 charge for obsolete inventories. The sales volume decreases resulted from a soft outerwear market with the significant increase in merchandise into the market (as a result of an inventory liquidation) by a major competitor, declines in the decorated Sports Licensed market, lower volume of knit products due to the loss of a major program with a customer and the loss of a major customer for the sale of Wilson products. Discontinued operations in 1999 includes an estimated loss on disposal of $47,500,000. In the fourth quarter of 2000, the Company determined that an additional estimated loss on disposal of $20,200,000 was required as a result of reduced realization related to receivables and inventories than originally anticipated. This loss was recorded in the fourth quarter of 2000.

     The balance sheets at December 30, 2000 and January 1, 2000 include liabilities subject to compromise to unrelated parties aggregating $540,700,000 and $683,000,000, respectively, and principally represent unsecured long-term debt, prepetition trade accounts payable and other unsecured liabilities. The reduction in liabilities subject to compromise in 2000 principally relates to reductions in recorded income tax liabilities to claims filed with the bankruptcy court by the U.S. Internal Revenue Service and various other taxing authorities as well as court approved settlement payments.

  1999 SPECIAL CHARGES

     In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of closeout and irregular inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset writedowns and reserves. These charges totaled $345,800,000 ($126,600,000 in the third quarter and $219,200,000 in the fourth quarter) categorized as follows (in thousands of dollars):

Provisions and losses on the sale of closeout and irregular
  merchandise...............................................  $ 83,300
Impairment of European manufacturing facilities.............    30,000
Severance...................................................    30,600
Debt guarantee..............................................    30,000
Other asset writedowns and reserves.........................   171,900
                                                              --------
                                                              $345,800
                                                              ========

     Each of these categories is discussed below.

     As part of its restructuring activities, the Company decided to streamline product offerings by discontinuing unprofitable and low volume product offerings. In addition, the Company generated additional levels of irregular merchandise in 1999 as a result of its production problems. Further, selling prices for closeout and irregular merchandise decreased significantly during 1999. Also, inventory remaining at January 1, 2000 had to be written down to net realizable value. 1999 losses on the sale of closeout and irregular merchandise in excess of 1998 losses aggregated $22,500,000 and $25,800,000, respectively. Provisions recorded in 1999 in excess of provisions recorded in 1998 on remaining closeout and irregular inventory as of January 1, 2000 aggregated $13,300,000 and $21,700,000, respectively. Of the total charges, $58,100,000 were incurred in the fourth quarter of 1999. All of these charges are non-cash charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 SPECIAL CHARGES -- (CONTINUED)

     As a result of the review of the strategic position and cost effectiveness of its organization and facilities worldwide, the Company was in the process of moving its assembly operations for T-shirts to be sold in Europe from the Republic of Ireland to Morocco. Estimates of undiscounted cash flows indicated that the carrying amounts of assets related to this move and other manufacturing facilities in the Republic of Ireland were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, resulting in charges of approximately $30,000,000 in the fourth quarter of 1999 (all are non-cash charges).

     Severance costs consisted of salary and fringe benefits. Of the $30,600,000 of total severance costs, $27,400,000 related to an employment contract with Mr. Farley. This severance was recorded in the third quarter of 1999. Although reflected as a "Future Cash" charge, any severance payable to Mr. Farley would be treated as an unsecured pre-bankruptcy claim in the Reorganization Cases. The Company terminated Mr. Farley's employment agreement in 1999. Thereafter, the Company received approval from the Bankruptcy Court to reject the agreement.

     The debt guarantee charge relates to the loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley (the "Loans"). Mr. Farley is in default under the Loans and under the reimbursement agreements with the Company. The total amount guaranteed is $59,300,000 as of February 28, 2001. The debt guarantee charge of $30,000,000 at January 1, 2000 was recorded in the third and fourth quarters of 1999 in the amounts of $10,000,000 and $20,000,000, respectively (this charge will require cash if paid). The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets.

     The Company recorded charges for other asset writedowns and reserves totaling $171,900,000 (of which $148,300,000 are non-cash charges) comprised of the following (in thousands of dollars):

                                                               FOURTH     TOTAL
                                                              QUARTER      YEAR
                                                              --------   --------
Inventory markdown..........................................  $ 19,800   $ 39,300
Inventory shrinkage.........................................    19,800     37,300
Inventory obsolescence......................................    16,300     32,400
Debt fees...................................................     6,000     10,500
Professional fees...........................................     6,300      6,600
Other charges...............................................    37,800     45,800
                                                              --------   --------
                                                              $106,000   $171,900
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

  1999 SPECIAL CHARGES -- (CONCLUDED)

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

     Other charges include $12,800,000 of repair parts related to physical inventory and other adjustments, the write-off of an $8,000,000 insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana and a provision on the ultimate realization of certain current and non-current assets of $8,000,000. All of the above charges, except for the vacation pay loss contingency, were recorded in the fourth quarter of 1999.

     The above charges were recorded as $214,100,000 of increases to cost of sales, $67,200,000 of increases to Selling, general and administrative expenses and $64,500,000 of increases to other expense in the accompanying Consolidated Statement of Operations. These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges remaining at December 30, 2000, cash charges total approximately $65,900,000 to be paid in 2001 and future years. Substantially all of the cash charges represent liabilities subject to compromise under the bankruptcy laws.

  1999 COMPARED TO 1998

     Net sales increased $342,200,000 in 1999 compared to 1998; however, net sales to unrelated parties decreased $157,200,000 or 8.1% in 1999 compared to 1998. Pricing decreased $89,000,000 and sales volume and mix decreased $59,600,000. Sales of closeouts and irregulars declined $5,900,000 due to reduced prices reflecting market conditions. Within the individual product groups, Retail products increased $26,900,000 in the year ended January 1, 2000 compared to 1998 principally due to growth in men's and boys' underwear, childrenswear and casualwear offset by decreases in sales of intimate apparel and Gitano. The increases were principally due to new product programs and increased sales of excess and discontinued merchandise and irregulars. These increases were partially offset by lack of product availability. In addition, Retail casualwear sales increased in 1999 due to a new fleece program obtained from a major customer. The decrease in intimate apparel resulted from a lack of product availability. Gitano sales were impacted unfavorably by the loss of a major customer. Activewear sales declined $131,000,000 or 20.4% in 1999 compared to 1998 due to price reductions and lower volume. The lower volume experienced in activewear resulted from a lack of product availability in the first eight months of 1999. European sales declined $55,800,000 in 1999 compared to 1998 due to price reductions, lower volume of retail products and unfavorable currency effects (lower U.S. dollar). Lower volume of retail products in Europe resulted in sales reductions of $39,500,000 in 1999 compared to 1998 and reflected the Company's decision to pursue the up-market retail channel in 1999. Price reductions in Europe totaled $14,300,000 in 1999 compared to 1998 and reflected market conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 COMPARED TO 1998 -- (CONTINUED)

                                                                 1999          1998
                                                              ----------    ----------
                                                              (IN MILLIONS OF DOLLARS)
NET SALES
  Retail products...........................................   $1,027.1      $1,000.2
  Activewear................................................      510.4         641.4
  Europe....................................................      212.9         268.7
  Other.....................................................       34.4          31.7
                                                               --------      --------
     Subtotal -- unrelated parties..........................    1,784.8       1,942.0
     Affiliates.............................................      499.4            --
                                                               --------      --------
                                                               $2,284.2      $1,942.0
                                                               ========      ========
OPERATING EARNINGS (LOSS)
  Retail products...........................................   $ (120.5)     $  104.3
  Activewear................................................     (108.8)         81.7
  Europe....................................................      (54.4)         29.9
  Other.....................................................       (8.6)         (8.8)
                                                               --------      --------
     Subtotal -- unrelated parties..........................     (292.3)        207.1
     Affiliates.............................................      (96.2)           --
                                                               --------      --------
                                                               $ (388.5)     $  207.1
                                                               ========      ========

     Gross earnings decreased $519,800,000 in 1999 compared to 1998; however, gross earnings on sales to unrelated parties declined $416,500,000 or 81.9% in 1999 compared to 1998 and gross margin declined 21.0 percentage points to 5.2% for the year. Price decreases aggregated $89,000,000, sales volume and production mix declines totaled $26,800,000 and higher production costs accounted for $89,500,000 of the decline. The balance of $211,200,000 is the result of other charges including $39,300,000 of provisions for and sales of slow-moving and discontinued products, $32,400,000 of provisions for and sales of obsolete inventory, $83,300,000 of provisions and losses on the sale of closeout and irregular merchandise of repair parts, $25,000,000 of physical inventory adjustments in excess of 1998, $12,800,000 of repair parts related to physical inventory and other adjustments, a $9,600,000 charge for a market loss on a supply contract resulting from a previously sold facility and $8,800,000 of other miscellaneous adjustments.

     The Company experienced an operating loss in 1999 on sales to unrelated parties of $292,300,000 compared to operating earnings of $207,100,000 in 1998. In addition to the decrease in gross earnings, the unfavorable impact on operating earnings resulted from increases in Selling, general and administrative expenses. Selling, general and administrative expenses increased $90,700,000 in 1999 compared to 1998. The increase was due, in part, to an accrual for $30,000,000 of asset impairment charges related to the Company's European manufacturing facilities as a result of the move from the Republic of Ireland to Morocco. In addition, in 1999 the Company incurred nonrecurring severance costs of $30,600,000 and $6,600,000 of additional legal and professional costs associated with the Company's restructuring efforts and recognized increased amortization expense of $7,200,000 related to new computer software. Further, 1998 included the finalization of certain of the estimates recorded in connection with the special charges taken in 1997 which in total reduced 1998 Selling, general and administrative expense by $8,400,000. See "1997 RESTRUCTURING AND SPECIAL CHARGES" below. Also see "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements. Selling, general and administrative expense as a percent of net sales increased 6.2 percentage points to 21.9% of net sales in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

OPERATIONS -- (CONTINUED)

  1999 COMPARED TO 1998 -- (CONTINUED)

     Interest expense increased $3,200,000 or 3.4% in 1999 compared with 1998. The increases reflected a higher average interest rate. The full year increase was partially offset by lower average borrowing levels earlier in 1999 compared with 1998. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and "LIQUIDITY AND CAPITAL RESOURCES" below.

     Net other expense in 1999 totaled $58,900,000 compared with net other income of $7,000,000 in 1998. Principal components of net other expense in 1999 included a $30,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley, the write-off of an $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000 and $16,900,000 for debt and other fee amortization and debt waivers (which includes the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization) and accounts receivable securitization costs of $8,800,000. These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,800,000. See "CONTINGENT LIABILITIES" and "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

     Reorganization items represent costs incurred by the Company related to the Reorganization Cases. The reorganization items in 1999 aggregated approximately $3,000,000 and consist of professional fees which include legal, accounting and other services provided to the Company related to the Reorganization Cases.

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

  1999 COMPARED TO 1998 -- (CONCLUDED)

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

     The balance sheet at January 1, 2000 includes liabilities subject to compromise to unrelated parties aggregating $683,000,000 and principally represent unsecured long-term debt, prepetition trade accounts payable and other unsecured liabilities.

LIQUIDITY AND CAPITAL RESOURCES

  LONG-TERM DEBT

     FTL, Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and, as amended, includes a total commitment of $450,000,000 which is comprised of revolving notes of $350,000,000 and a term note of $100,000,000. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $175,000,000. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Reorganization Cases.

     The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% to 65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability under the DIP Facility at March 31, 2001 was $270,100,000 and, in addition, the Company had $53,700,000 in invested cash at March 31, 2001.

     The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on December 31, 2001. The DIP Facility is secured by substantially all of the assets of FTL, Ltd. and its subsidiaries and a perfected pledge of stock of substantially all of FTL, Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined (EBITDAR), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures for 2001 to a maximum of $75,000,000.

     Cash provided by operating activities in 2000 totaling $17,600,000 benefited from decreases in working capital and positive cash flow from the liquidation of the Company's discontinued Sports & Licensing operation, while cash used for operating activities totaling $383,100,000 in 1999 largely reflected the Company's manufacturing inefficiencies and the termination of the Company's receivable securitization at the end of 1999.

     For 2000, the primary factors in reconciling from the loss from continuing operations of $202,900,000 to cash provided by operating activities totaling $17,600,000 were depreciation and amortization of $107,500,000, a decrease in notes and accounts receivable of $88,200,000, an inventory reduction of $59,900,000 (excluding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

  LONG-TERM DEBT --(CONTINUED)

the effects of asset sales) and an increase in writedowns and reserves of $68,500,000 principally related to the costs associated with the closure of certain of the Company's higher cost facilities, other working capital changes of $78,700,000 and cash flows of discontinued operations (primarily generated from the reduction of working capital) of $25,400,000. These additive factors were partially offset by a decrease in liabilities subject to compromise of $142,300,000. Cash paid for reorganization items totaled $29,000,000.

     For 1999, the primary positive factors in reconciling from the loss from continuing operations of $584,700,000 to cash used for operating activities of $383,100,000 were depreciation and amortization of $115,400,000 and the working capital decrease of $229,900,000 before the effect of terminating the Company's receivable securitization program. The termination of the Company's receivable securitization program reduced operating cash flows by $186,500,000. Cash flows of discontinued operations were a use of $47,800,000.

     Net cash provided by investing activities totaled $20,300,000 in 2000 compared with net cash used for investing activities of $30,400,000 in 1999. Capital expenditures were lower in 2000 ($24,500,000 compared with $33,600,000 in 1999). Proceeds from fixed asset sales were $13,300,000 lower than 1999; however, cash flows from investing activities in 2000 included $18,100,000 in proceeds from the sale of the Company's Gitano jeanswear division. Capital spending is anticipated to approximate $61,000,000 in 2001. As stated above, the DIP loan limits annual capital expenditures to a maximum of $75,000,000. Fruit of the Loom plans to invest approximately $185,000,000 from 2001 through 2003 primarily in state-of-the-art yarn and textile equipment that will enable it to increase economies of scale and manufacturing efficiencies, and incremental expansion of existing capacity.

     Net proceeds from financing activities were $55,000,000 in 2000 compared with net proceeds of $450,400,000 in 1999, due to the favorable comparison in operating and investing cash flows, offset partially by additional cash retained.

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

     In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at December 30, 2000 or January 1, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

  LONG-TERM DEBT --(CONCLUDED)

amount outstanding under this lease is $87,600,000 at December 30, 2000 and January 1, 2000. The amount outstanding under this lease was scheduled to be paid in 2000; however, due to the bankruptcy filing, payments were suspended on this lease. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges. The reserve balance related to this provision was $54,200,000 at December 30, 2000 and January 1, 2000. The Company believes such lease should be characterized as a financing arrangement in the Reorganization Cases which would result in the cancellation of any obligation in connection with the distribution to the lessor under the Reorganization Plan.

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

     Inherent in a successful plan of reorganization is a capital structure which permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The Disclosure Statement filed on March 15, 2001 did not provide any recovery to FTL Inc.'s equity security holders. ACCORDINGLY, MANAGEMENT BELIEVES THAT CURRENT EQUITY SECURITY HOLDERS (COMMON OR PREFERRED STOCK) WILL NOT RECEIVE ANY DISTRIBUTION UNDER ANY REORGANIZATION PLAN AS A RESULT OF THE ISSUANCE OF NEW EQUITY TO EXISTING CREDITORS.

     The Company filed the Reorganization Plan on March 15, 2001. The Reorganization Plan provides for a capital structure which the Company believes will enable it to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. A significant component of the proposed plan of reorganization is obtaining "Exit Financing." In addition, the Company's creditors and equity security holders must have an opportunity to review the Plan and the Bankruptcy Court must determine the Plan to be fair and reasonable. There can be no assurance that Exit Financing will be obtained or that the Plan will be determined fair and reasonable by the Bankruptcy Court. Also, there can be no assurance that the proposed capital structure will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund its current obligations.

     The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999 the Financial Accounting Standards Board issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company adopted the new Statement effective for the quarter ending March 31, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONCLUDED)

ACCOUNTING STANDARDS -- (CONCLUDED)

value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 on December 31, 2000, resulted in no changes in the Company's net income or other comprehensive income.

EURO CONVERSION

     The adoption of a common currency by countries of the European Economic Community on January 1, 1999 may ultimately expose the Company's European operations to certain risk factors such as the resulting cross-border transparency of pricing differences. Certain system conversion costs will also necessarily be incurred. Because the Company already competes throughout Western Europe, however, the emergence of a single market in this region did not immediately expose the Company to increased competition and may present opportunities for further economies of scale. Management anticipates no material adverse effect on the Company's financial position or results of operations. Sales in the affected countries totaled less than 10% of the Company's net sales to unrelated parties for the years ended December 30, 2000 and January 1, 2000.

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

     A discussion of the Company's accounting policies for derivative financial instruments is included in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" in the Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in "FINANCIAL INSTRUMENTS" in the Notes to Consolidated Financial Statements.

INTEREST RATES

     The fair value of the Company's total long-term debt is estimated at $615,700,000 and $557,800,000 at December 30, 2000 and January 1, 2000,
respectively, based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, and taking into consideration the underlying terms of the debt and management's estimate of the effects of the Chapter 11 filing on the fair value of its long-term debt. Such fair value estimates reflect a deficit of $789,500,000 and $920,000,000 as compared to the carrying value of debt at December 30, 2000 and January 1, 2000, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates. Management believes that market risk as a result of interest rate changes from 1999 to 2000 and 2000 to 2001 will have a minimal effect on the fair value of the Company's debt due to the Chapter 11 filing and because the fair value of the Company's debt is traded based more on the public's perception of its liquidity and reorganization plans than on any fundamental changes in the debt markets. Accordingly, a hypothetical change in interest rates would not necessarily impact the fair value of the Company's fixed rate debt.

     The Company had $745,700,000 and $807,700,000 of variable rate debt outstanding at December 30, 2000 and January 1, 2000, respectively. At these borrowing levels, a hypothetical 10% adverse change in the interest rates in effect at year-end 2000 and 1999 would have had unfavorable impacts of $7,900,000 and $7,800,000 in 2000 and 1999, respectively, on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to the U.S. interbank rate and to the prime rate.

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

     The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company does not generally hedge these net investments. However, the Company uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is $279,000,000 at December 30, 2000 and $283,600,000 at January 1, 2000. The
potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $9,100,000 at December 30, 2000 and $7,800,000 at January 1, 2000.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
MARKET RISK -- (CONCLUDED)

COMMODITY PRICES

     The availability and price of cotton are subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. To reduce price risk caused by market fluctuations, the Company enters into futures contracts to cap prices on varying proportions of its cotton needs, thereby minimizing the risk of decreased margins from cotton price increases.

     A sensitivity analysis has been prepared to estimate the Company's exposure to market risk from its cotton position, excluding inventory on hand and fixed price contracts. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The Company does not have any cotton futures outstanding at December 30, 2000 or January 1, 2000. The Company, through one of its subsidiaries, expects to enter into futures contracts in 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors...........   39

Consolidated Balance Sheet -- December 30, 2000 and January
  1, 2000...................................................   40

Consolidated Statement of Operations for Each of the Years
  Ended December 30, 2000, January 1, 2000 and January 2,
  1999......................................................   41

Consolidated Statement of Stockholders' Equity (Deficit) for
  Each of the Years Ended December 30, 2000, January 1, 2000
  and January 2, 1999.......................................   42

Consolidated Statement of Cash Flows for Each of the Years
  Ended December 30, 2000, January 1, 2000 and January 2,
  1999......................................................   43

Notes to Consolidated Financial Statements..................   44

Supplementary Data (Unaudited)..............................  109

Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts............  123

Note: All other schedules are omitted because they are not applicable or not required.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
Fruit of the Loom, Inc.

     We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Inc. and Subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Inc. and Subsidiaries at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Notes to the Consolidated Financial Statements, on December 29, 1999, Fruit of the Loom, Inc., and certain of its subsidiaries, and its parent, Fruit of the Loom, Ltd. (collectively the "Companies") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Companies are currently operating their business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Wilmington, Delaware (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court, the ability to comply with the debtor-in-possession financing facility, and the ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet future obligations. In addition, the Companies have experienced operating losses, and negative operating cash flows and are currently in default under substantially all of their prepetition debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 13, 2001 except for "Reorganization Cases,"
"Long-Term Debt," and "Contingent Liabilities" notes as to which the date is March 28, 2001

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....   $  131,200     $   38,300
  Notes and accounts receivable (less allowance for possible
    losses of $44,800,000 and $35,000,000, respectively)....      142,400        230,500
  Inventories
    Finished goods..........................................      454,800        477,300
    Work in process.........................................       78,900        114,800
    Materials and supplies..................................       30,300         51,600
                                                               ----------     ----------
                                                                  564,000        643,700
  Net assets of discontinued operations.....................           --         41,100
  Other.....................................................       25,900         27,600
                                                               ----------     ----------
         Total current assets...............................      863,500        981,200
                                                               ----------     ----------
Property, Plant and Equipment
  Land......................................................       14,300         12,900
  Buildings, structures and improvements....................      265,900        278,100
  Machinery and equipment...................................      738,200        802,200
  Construction in progress..................................        4,000          2,000
                                                               ----------     ----------
                                                                1,022,400      1,095,200
  Less accumulated depreciation.............................      783,100        744,100
                                                               ----------     ----------
         Net property, plant and equipment..................      239,300        351,100
                                                               ----------     ----------
Other Assets
  Goodwill (less accumulated amortization of $376,700,000
    and $352,100,000, respectively).........................      606,600        631,200
  Other.....................................................       76,300        119,900
                                                               ----------     ----------
         Total other assets.................................      682,900        751,100
                                                               ----------     ----------
                                                               $1,785,700     $2,083,400
                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Current maturities of long-term debt......................   $  746,400     $  635,800
  Trade accounts payable....................................       31,500         17,900
  Net liabilities of discontinued operations................        5,100             --
  Other accounts payable and accrued expenses...............      232,800        195,000
                                                               ----------     ----------
         Total current liabilities..........................    1,015,800        848,700
                                                               ----------     ----------
Noncurrent Liabilities
  Long-term debt............................................      410,300        593,500
  Net liabilities of discontinued operations................       11,900          9,400
  Affiliate notes and accounts payable......................      128,700             --
  Other.....................................................       11,500         37,900
                                                               ----------     ----------
         Total noncurrent liabilities.......................      562,400        640,800
                                                               ----------     ----------
Liabilities Subject to Compromise
  Unrelated parties.........................................      540,700        683,000
  Affiliates................................................      386,300        386,300
                                                               ----------     ----------
         Total liabilities subject to compromise............      927,000      1,069,300
                                                               ----------     ----------
Exchangeable Preferred Stock, $.01 par value; authorized
  6,000,000 shares; issued and outstanding 5,229,421
  shares....................................................       71,700         71,700
                                                               ----------     ----------
Common Stockholder's Deficit
  Common stock and capital in excess of par value, $.01 par
    value
    Common Stock -- authorized, 75,000,000 shares; issued
     and outstanding,
      66,905,348 shares.....................................      255,100        255,100
  Accumulated deficit.......................................     (553,000)      (327,300)
  Due from parent...........................................     (423,500)      (423,500)
  Accumulated other comprehensive loss......................      (69,800)       (51,400)
                                                               ----------     ----------
         Total common stockholder's deficit.................     (791,200)      (547,100)
                                                               ----------     ----------
                                                               $1,785,700     $2,083,400
                                                               ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       YEAR ENDED
                                                        ----------------------------------------
                                                        DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                            2000           2000          1999
                                                        ------------    ----------    ----------
                                                               (IN THOUSANDS OF DOLLARS)
Net sales
  Unrelated parties...................................   $1,549,800     $1,784,800    $1,942,000
  Affiliates..........................................      809,500        499,400            --
                                                         ----------     ----------    ----------
                                                          2,359,300      2,284,200     1,942,000
                                                         ----------     ----------    ----------
Cost of sales
  Unrelated parties...................................    1,301,300      1,692,700     1,433,400
  Affiliates..........................................      928,000        602,700            --
                                                         ----------     ----------    ----------
                                                          2,229,300      2,295,400     1,433,400
                                                         ----------     ----------    ----------
  Gross earnings (loss)...............................      130,000        (11,200)      508,600
Selling, general and administrative expenses..........      248,600        352,700       276,900
Goodwill amortization.................................       24,600         24,600        24,600
                                                         ----------     ----------    ----------
  Operating earnings (loss)...........................     (143,200)      (388,500)      207,100
Interest expense......................................     (124,300)       (97,100)      (93,900)
Other income (expense) -- net.........................       (1,200)       (58,900)        7,000
                                                         ----------     ----------    ----------
  Earnings (loss) from continuing operations before
     reorganization items and income tax provision....     (268,700)      (544,500)      120,200
Reorganization items..................................      (48,200)        (3,000)           --
                                                         ----------     ----------    ----------
  Earnings (loss) from continuing operations before
     income tax provision.............................     (316,900)      (547,500)      120,200
Income tax provision..................................     (114,000)        37,200         7,200
                                                         ----------     ----------    ----------
  Earnings (loss) from continuing operations..........     (202,900)      (584,700)      113,000
  Discontinued operations -- Sports & Licensing
     Earnings (loss) from operations..................       (2,600)       (37,600)       22,900
     Estimated loss on disposal.......................      (20,200)       (47,500)           --
                                                         ----------     ----------    ----------
     Net earnings (loss)..............................   $ (225,700)    $ (669,800)   $  135,900
                                                         ==========     ==========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

        CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY (DEFICIT)

                                                   COMMON
                                                   STOCK                                ACCUMULATED
                                                AND CAPITAL                   DUE          OTHER
                                       COMMON   IN EXCESS OF   RETAINED      FROM      COMPREHENSIVE
                                       SHARES    PAR VALUE     EARNINGS     PARENT        INCOME         TOTAL
                                       ------   ------------   ---------   ---------   -------------   ---------
                                                               (IN THOUSANDS OF DOLLARS)
BALANCE, DECEMBER 31, 1997...........  71,901     $319,000     $ 140,700   $      --     $(37,600)     $ 422,100
                                                                                                       ---------
  Class A shares issued upon exercise
    of options.......................    332         9,100                                                 9,100
                                                                                                       ---------
  Restricted Stock --
    Class A shares issued -- net.....     38         1,600                                                 1,600
                                                                                                       ---------
  Class A shares repurchased.........   (121)       (3,000)                                               (3,000)
                                                                                                       ---------
  Net earnings.......................                            135,900                                 135,900
  Foreign currency translation
    adjustments -- net...............                                                      (6,400)        (6,400)
  Minimum pension liability
    adjustment.......................                                                     (10,400)       (10,400)
                                                                                                       ---------
  Comprehensive income -- 1998.......                                                                    119,100
                                       ------     --------     ---------   ---------     --------      ---------
BALANCE, JANUARY 2, 1999.............  72,150      326,700       276,600                  (54,400)       548,900
                                                                                                       ---------
  Class A shares issued upon exercise
    of options.......................      1            --                                                    --
                                                                                                       ---------
  Restricted Stock --
    Class A shares issued -- net.....    (17)          100                                                   100
                                                                                                       ---------
  FTL Inc. Class B Shares exchanged
    for FTL Inc. Preferred Stock.....  (5,229)     (71,700)                                              (71,700)
                                                                                                       ---------
  Preferred dividends................                             (2,700)                                 (2,700)
                                                                                                       ---------
  Sale of subsidiaries to FTL,
    Ltd..............................                             68,600    (423,500)                   (354,900)
                                                                                                       ---------
  Net loss...........................                           (669,800)                               (669,800)
  Foreign currency translation
    adjustments -- net...............                                                     (18,300)       (18,300)
  Minimum pension liability
    adjustment.......................                                                      11,000         11,000
  Unrealized gain on
    available-for-sale securities....                                                      10,300         10,300
                                                                                                       ---------
  Comprehensive loss -- 1999.........                                                                   (666,800)
                                       ------     --------     ---------   ---------     --------      ---------
BALANCE, JANUARY 1, 2000.............  66,905      255,100      (327,300)   (423,500)     (51,400)      (547,100)
                                                                                                       ---------
  Net loss...........................                           (225,700)                               (225,700)
  Foreign currency translation
    adjustments -- net...............                                                     (12,600)       (12,600)
  Unrealized gain on
    available-for-sale securities
    Holding gain.....................                                                       5,100          5,100
    Gain reclassified to net
      income.........................                                                     (10,900)       (10,900)
                                                                                                       ---------
  Comprehensive loss -- 2000.........                                                                   (244,100)
                                       ------     --------     ---------   ---------     --------      ---------
BALANCE, DECEMBER 30, 2000...........  66,905     $255,100     $(553,000)  $(423,500)    $(69,800)     $(791,200)
                                       ======     ========     =========   =========     ========      =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED
                                                             --------------------------------------
                                                             DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                 2000          2000         1999
                                                             ------------   ----------   ----------
                                                                   (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings (loss) from continuing operations...............  $  (202,900)   $(584,700)   $ 113,000
  Adjustments to reconcile to net operating cash flows:
     Depreciation and amortization.........................      107,500      115,400      107,600
     Deferred income tax provision.........................          200       36,700       (6,100)
     Decrease (increase) in notes and accounts
       receivable..........................................       88,200     (127,600)      (5,800)
     Decrease in inventories...............................       59,900       34,800       97,500
     Increase (decrease) in trade accounts payable.........       13,600       32,000     (113,300)
     Other working capital changes.........................       78,700      104,200        7,400
     (Gain) loss on sale of marketable equity securities...      (14,800)         600         (700)
     Net decrease in liabilities subject to compromise.....     (142,300)          --           --
     Consolidation of operations -- writedowns and
       reserves............................................       68,500           --           --
     Net payments on retained liabilities related to former
       subsidiaries........................................       (1,400)      (8,600)     (13,400)
     Cash flows of discontinued operations.................       25,400      (47,800)       8,500
     Other -- net..........................................      (34,000)      61,900      (72,000)
                                                             -----------    ---------    ---------
       Net operating cash flows before reorganization
          items............................................       46,600     (383,100)     122,700
     Net cash used for reorganization items................      (29,000)          --           --
                                                             -----------    ---------    ---------
       Net operating cash flows............................       17,600     (383,100)     122,700
                                                             -----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.....................................      (24,500)     (33,600)     (41,600)
  Proceeds from sale of property, plant and equipment......        8,400       21,700       86,400
  Proceeds from sale of marketable equity securities.......       16,600        6,100           --
  Proceeds from sale of Gitano.............................       18,100           --           --
  Payment on Acme Boot debt guarantee......................           --           --      (65,900)
  Other -- net.............................................        1,700      (24,600)     (19,100)
                                                             -----------    ---------    ---------
       Net investing cash flows............................       20,300      (30,400)     (40,200)
                                                             -----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  DIP financing proceeds...................................    1,381,200      152,200           --
  DIP financing payments...................................   (1,443,700)          --           --
  Proceeds from issuance of long-term debt.................           --      240,100           --
  Proceeds under line-of-credit agreements.................           --      727,300      874,000
  Payments under line-of-credit agreements.................       (8,700)    (507,200)    (836,200)
  Principal payments on long-term debt and capital
     leases................................................         (600)    (282,300)    (138,800)
  Increase in affiliate notes and accounts payable.........      126,800      122,200           --
  Preferred stock dividends................................           --       (1,900)          --
  Common stock issued......................................           --           --        6,800
  Common stock repurchased.................................           --           --       (3,000)
                                                             -----------    ---------    ---------
       Net financing cash flows............................       55,000      450,400      (97,200)
                                                             -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents
  (including restricted cash)..............................       92,900       36,900      (14,700)
Cash and cash equivalents (including restricted cash) at
  beginning of year........................................       38,300        1,400       16,100
                                                             -----------    ---------    ---------
Cash and cash equivalents (including restricted cash) at
  end of year..............................................  $   131,200    $  38,300    $   1,400
                                                             ===========    =========    =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REORGANIZATION CASES

     GENERAL. Fruit of the Loom, Inc. ("FTL Inc., Fruit of the Loom or the Company"), and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. sec.sec. 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses subject to the supervision and orders of the Bankruptcy Court, pending confirmation of the joint plan of reorganization (the "Reorganization Plan") contained in the disclosure statement (the "Disclosure Statement") filed with the Bankruptcy Court on March 15, 2001, pursuant to
Section 1125 of the Bankruptcy Code. Because FTL Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of FTL Inc., respectively, subject to the supervision and orders of the Bankruptcy Court.

     Certain subsidiaries were not included in the Reorganization Cases. Condensed combined financial statements of the entities in reorganization are presented herein.

     REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and, accordingly, the Debtors filed the Reorganization Plan with the Bankruptcy Court on March 15, 2001. Although the Reorganization Plan contemplates emergence in 2001, there can be no assurance at this time that the Reorganization Plan proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or that the Reorganization Plan will be consummated. The Disclosure Statement filed on March 15, 2001 did not provide any recovery to FTL Inc.'s equity security holders. Accordingly, management believes that current equity security holders (common or preferred stock) will not receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The consummation of a plan of reorganization is the principal objective of the Reorganization Cases. The Reorganization Plan sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of the Reorganization Plan will require the requisite vote of impaired creditors entitled to vote under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Reorganization Cases and circumstances relating to this event, including FTL Inc.'s debt structure, default on all prepetition debt, negative cash flows, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the debtor-

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

BASIS OF FINANCIAL STATEMENTS PRESENTATION -- (CONCLUDED)

in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     In the Reorganization Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Reorganization Cases, have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

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

CONSOLIDATED STATEMENT OF OPERATIONS

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

     Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

CAYMAN REORGANIZATION

     On March 4, 1999, FTL, Ltd., a Cayman Islands company, became the parent holding company of FTL, Inc. pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL Inc. on November 12, 1998. At the beginning of the third quarter of 1999, FTL Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL Ltd.

     As originally planned, when fully implemented, the Cayman Reorganization would have transferred ownership from FTL Inc. to FTL Ltd., or a non-United States subsidiary of FTL Ltd., of essentially all businesses and subsidiaries of FTL Inc. located outside of the United States (other than certain operations in Canada and Mexico) and would have transferred beneficial ownership of certain trademarks from FTL Inc. to FTL Ltd. The Cayman Reorganization was not fully implemented before the Petition Date; neither the trademarks nor FTL Inc.'s indirect European subsidiaries were transferred to FTL Ltd.

     FTL Ltd.'s Class A Ordinary Shares were listed on the New York Stock Exchange ("NYSE"). The trading of FTL Ltd.'s Class A Ordinary Shares was suspended by the NYSE following the commencement of

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CAYMAN REORGANIZATION -- (CONCLUDED)

the Reorganization Cases, and the shares thereafter were delisted. On April 26, 2000, FTL Ltd.'s Class A Ordinary Shares began trading as an over-the-counter equity security under the symbol "FTLAQ."

     Effective June 14, 2000, Fruit of the Loom was notified by the NASDAQ -- AMEX Market Group ("NASDAQ") that it had fallen below certain continued listing requirements and the 7% Debentures due March 15, 2011 issued by FTL Inc. were delisted.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     FISCAL YEAR. Effective January 1, 1998, the Company changed its year-end from December 31 to a 52 or 53 week year ending on the Saturday nearest December
31. Fiscal years 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates depending upon certain risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the success of planned advertising, marketing and promotional campaigns, international activities, legal proceedings, other contingent liabilities and the actual fair values of assets held for sale, impaired assets and leased assets covered by residual value guarantees.

     REVENUE RECOGNITION. The Company records revenues when all of the following criteria are met: (i) terms of sale are evidenced by a binding purchase order or on-line authorization; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collection of amounts owed for goods shipped is reasonably assured.

     SALES INCENTIVES. In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as Selling, general and administrative expenses to be classified as a reduction of Net sales. The impact of adopting this consensus is not expected to have a material impact on the Company's results of operations.

     SHIPPING COSTS. The Company adopted EITF 00-10 Accounting for Shipping and Handling Fees and Costs in the fourth quarter of fiscal 2000. Shipping costs related to shipments between production facilities and shipments from production facilities to distribution facilities are reflected in Costs of sales. Shipments between distribution facilities and consumer shipments are reflected in Selling, general and administrative expenses. Amounts billed to customers for shipping costs are reflected in Net sales.

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

capital leases, is based on the straight-line method over the estimated useful lives of depreciable assets. Interest costs incurred in the construction or acquisition of property, plant and equipment are capitalized. Buildings, structures and improvements are depreciated over 20 years. Machinery and equipment are depreciated over periods not exceeding 10 years.

     GOODWILL. Goodwill is amortized using the straight-line method over periods ranging from 30 to 40 years.

     MARKETABLE SECURITIES. Investments in marketable equity securities are included in Other assets at fair value. Unrealized gains and losses on trading securities are included in Other income. Unrealized gains and losses on available-for-sale securities are reported net of tax in a separate component of Stockholders' Deficit. Realized gains and losses (determined based on specific identification method) on all securities and declines in value of available-for-sale securities judged to be other than temporary are included in Other income. The fair value of available-for-sale securities aggregated $8,100,000 at December 30, 2000 and $10,800,000 at January 1, 2000. The cost of these securities totaled $2,900,000 at December 30, 2000 and $500,000 at January 1, 2000. Other investments totaled $8,600,000 at December 30, 2000 and $12,500,000 at January 1, 2000. The Company sold securities for aggregate proceeds of $16,600,000 in 2000 and $6,100,000 in 1999 and purchased securities at an aggregate cost of $1,100,000 in 2000 and $4,000,000 in 1999.

     DERIVATIVES AND HEDGING ACTIVITIES -- BEFORE ADOPTION OF STATEMENT NO.
133. The Company periodically uses cotton futures contracts to hedge a portion of forecasted cotton purchases that would otherwise expose the Company to the risk of increases in the price of cotton consumed in manufacturing the Company's products. Contract terms match the Company's purchasing cycle. Futures contracts are closed by cash settlement. Open futures contracts are marked to market. Realized and unrealized gains and losses are deferred and recognized in earnings as cotton costs are recovered through sales of the Company's products (the deferral accounting method). Deferred realized gains and losses are included as a component of inventory. Deferred unrealized gains and losses are included in other liabilities or assets and in cash flows from investing activities. The Company had no position in cotton futures contracts as of December 30, 2000 or January 1, 2000, or at any other time since August 1999.

     The Company has periodically used interest rate swaps to limit the risk of exposure to increases in interest rates on selected portions of its variable rate debt. These agreements involve the exchange of payments based on a variable interest rate for payments based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements. The Company had no position in interest rate swaps as of December 30, 2000 or January 1, 2000, or at any other time since December 1999.

     DERIVATIVES AND HEDGING ACTIVITIES -- ADOPTION OF STATEMENT NO. 133. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company adopted Statement No. 133 effective December 31, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either: (i) offset in earnings against changes in the fair values of hedged assets, liabilities or firm commitments; or
(ii) recognized in other comprehensive income until the hedged item is recognized in

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONCLUDED)

earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The adoption of Statement No. 133 on December 31, 2000, resulted in no changes in the Company's net income or other comprehensive income. At the adoption date, the Company's position with respect to derivative instruments and hedging activities consisted of fixed price cotton purchase contracts that qualify for the "normal purchases and sales" exclusion under Statement No. 133. The exclusion precludes derivative accounting for nonfinancial instruments that are in quantities expected to be used over a reasonable period in the normal course of business.

     DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 30, 2000 and January 1, 2000 were $4,200,000 and $6,000,000, respectively.

     SOFTWARE COSTS. Costs associated with the application development stage of significant new computer software applications for internal use are deferred and amortized over periods ranging from three to five years. Costs associated with the preliminary and post-implementation stages of these projects are expensed as incurred.

     STOCK BASED COMPENSATION. The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, the Company typically recognizes no compensation expense for these stock option grants.

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

     EMPLOYEE BONUS PLANS AND OTHER INCENTIVE COMPENSATION. The Company has a performance based management incentive plan for officers and key employees of the Company based upon performance related criteria determined at the discretion of the Compensation Committee of the Board of Directors. The Company accrues amounts based on anticipated performance for the current year, and awards are made in the first quarter of the succeeding year.

     RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DISCONTINUED OPERATIONS

     On February 23, 2000, the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with accounting principles generally accepted in the United States, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. A portion of the Company's interest expense (in the amount of interest expense in each period presented below) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in 1999 for the loss on disposal of the assets of Pro Player and for expected operating losses during the phase-out period from February 24, 2000 through disposal. An additional $20,200,000 provision for loss on disposal was recorded in the fourth quarter of 2000. Accordingly, the portion of Pro Player's net loss attributable to periods after February 23, 2000 has been charged to the Company's reserve for loss on disposal.

     Operating results for Pro Player for each of the three years in the period ended December 30, 2000 are classified as Discontinued Operations in the accompanying statement of operations as follows (in thousands of dollars):

                                                     2000       1999       1998
                                                   --------   --------   --------
Net sales........................................  $ 30,000   $133,000   $185,500
Cost of sales....................................    36,100    109,800    123,700
                                                   --------   --------   --------
  Gross earnings (loss)..........................    (6,100)    23,200     61,800
Selling, general & administrative expenses.......    14,300     52,500     54,000
Reversal of prior year compensation charge.......        --         --    (22,000)
Goodwill amortization............................     1,000      2,000      2,000
                                                   --------   --------   --------
  Operating earnings (loss)......................   (21,400)   (31,300)    27,800
Interest expense.................................    (1,500)    (5,500)    (4,800)
Other expense -- net.............................    (9,300)      (800)      (100)
                                                   --------   --------   --------
  Net earnings (loss)............................   (32,200)   (37,600)    22,900
Portion of net loss charged to reserve for loss
  on disposal....................................    29,600         --         --
                                                   --------   --------   --------
  Earnings (loss) from discontinued operations...  $ (2,600)  $(37,600)  $ 22,900
                                                   ========   ========   ========

     In the fourth quarter of 1998, the Company reversed a $22,000,000 charge as it determined it was no longer probable it would have to pay incentive compensation at its Pro Player subsidiary. A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations (interest expense allocated to discontinued operations was $1,500,000, $5,500,000 and $4,800,000 in 2000, 1999
and 1998, respectively).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DISCONTINUED OPERATIONS -- (CONCLUDED)

     Assets and liabilities of the discontinued Pro Player segment consisted of the following (in thousands of dollars):

                                                            DECEMBER 30,   JANUARY 1,
                                                                2000          2000
                                                            ------------   ----------
Accounts receivable.......................................    $     --      $ 19,100
Inventories...............................................         500        22,400
Income tax receivable.....................................          --        11,800
Other current assets......................................          --           700
Other accounts payable and accrued expenses...............      (5,600)      (12,900)
                                                              --------      --------
  Net current assets (liabilities)........................      (5,100)       41,100
                                                              --------      --------
Property, plant and equipment.............................       2,000         7,500
Liabilities subject to compromise.........................     (13,900)      (16,900)
                                                              --------      --------
  Net noncurrent liabilities..............................     (11,900)       (9,400)
                                                              --------      --------
  Net assets (liabilities) of discontinued operations.....    $(17,000)     $ 31,700
                                                              ========      ========

     Assets are shown at their expected net realizable values.

SPECIAL CHARGES

2000 Consolidation Costs

     In the fourth quarter of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States, resulting in special charges aggregating $73,300,000 for writedowns of property, plant and equipment, other assets and contractual obligations. These charges are recorded in results of operations in the accompanying condensed consolidated financial statements in Selling, general and administrative expenses.

     These charges are categorized as follows (in thousands of dollars):

                                                     FUTURE CASH   NONCASH   TOTAL CHARGES
                                                     -----------   -------   -------------
Closing and disposal of U.S. manufacturing
  facilities.......................................    $ 7,300     $58,400      $65,700
Closing of European manufacturing facilities.......      4,700       2,000        6,700
Receivable write-off...............................         --         900          900
                                                       -------     -------      -------
                                                       $12,000     $61,300      $73,300
                                                       =======     =======      =======

     Each of these categories is discussed below.

     A significant part of the Company's business strategy in 2000 and future years is the elimination of non-core businesses and reduction in low volume and unprofitable SKU's. Consistent with this strategy, the Company closed several of its higher cost production facilities in the fourth quarter of 2000. Accordingly, the Company terminated 224 salaried and 2,042 production personnel related to closed operations. Charges

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

2000 Consolidation Costs -- (Continued)

related to closing and disposal of U.S. manufacturing and distribution facilities consisted of the following (in thousands of dollars):


Loss on disposal of facilities, improvements and
  equipment.................................................  $58,500
Severance costs.............................................    7,200
                                                              -------
                                                              $65,700
                                                              =======

     The loss on disposal of facilities, improvements and equipment results from the writedown of property, plant and equipment to their net realizable values. Net realizable values were determined by appraisals for all significant assets.

     Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

     These charges were recorded in the fourth quarter of 2000 as required by Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"), EITF 94-3 or other authoritative literature.

     As part of its continuing review of its manufacturing organization, facilities and costs beginning in the third quarter of 2000, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe. As a result of this continuing review, the Company shut down two of its European manufacturing facilities and recorded a charge of $6,700,000 in the fourth quarter of 2000 to writedown the facilities to their fair market value. Of this amount, $4,700,000 are severance costs.

     The Company recorded $900,000 charge to write-off an uncollectible receivable.

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the consolidation costs, cash charges totaled $12,000,000, $9,800,000 of which were paid in 2000 with the remainder expected to be paid in 2001. Also, $11,500,000 of the consolidation costs related to restructuring charges as defined by EITF 94-3.

     Following is a summary of the 2000 consolidation costs and related reserve balances at December 30, 2000 (in thousands of dollars):

                                                                                    RESERVE
                                                2000                    OTHER      BALANCE AT
                                            CONSOLIDATION     CASH     ACTIVITY   DECEMBER 30,
                                                COSTS       PAYMENTS   IN 2000        2000
                                            -------------   --------   --------   ------------
Closing and disposal of U.S. manufacturing
  facilities..............................     $65,700      $ 5,100     $   --      $60,600
Impairment of European manufacturing
  facilities..............................       6,700        4,700      2,000           --
Other asset writedowns and reserves.......         900           --        900           --
                                               -------      -------     ------      -------
                                               $73,300      $ 9,800     $2,900      $60,600
                                               =======      =======     ======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

2000 Consolidation Costs -- (Continued)

     Other activity in 2000 represents assets written off. Assets held for sale included in other noncurrent assets in the accompanying Consolidated Balance Sheet totaled $12,400,000 and $16,800,000 at December 30, 2000 and January 1, 2000, respectively.

1999 Special Charges

     In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of closeout and irregular inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset writedowns and reserves. These charges totaled $345,800,000 ($126,600,000 in the third quarter and $219,200,000 in the fourth quarter) categorized as follows (in thousands of dollars):

                                                    FUTURE CASH   NONCASH    TOTAL CHARGES
                                                    -----------   --------   -------------
Provisions and losses on the sale of closeout and
  irregular merchandise...........................    $    --     $ 83,300     $ 83,300
Impairment of European manufacturing facilities...         --       30,000       30,000
Severance.........................................     30,600           --       30,600
Debt guarantee....................................     30,000           --       30,000
Other asset writedowns and reserves...............     23,600      148,300      171,900
                                                      -------     --------     --------
                                                      $84,200     $261,600     $345,800
                                                      =======     ========     ========

     Each of these categories is discussed below.

     As part of its restructuring activities, the Company decided to streamline product offerings by discontinuing unprofitable and low volume product offerings. In addition, the Company generated additional levels of irregular merchandise in 1999 as a result of its production problems. Further, selling prices for closeout and irregular merchandise decreased significantly during 1999. Also, inventory remaining at January 1, 2000 had to be written down to net realizable value. 1999 losses on the sale of closeout and irregular merchandise in excess of 1998 losses aggregated $22,500,000 and $25,800,000, respectively. Provisions recorded in 1999 in excess of provisions recorded in 1998 on remaining closeout and irregular inventory as of January 1, 2000 aggregated $13,300,000 and $21,700,000, respectively. Of the total charges, $58,100,000 were incurred in the fourth quarter of 1999. All of these charges were non-cash charges.

     As a result of the review of the strategic position and cost effectiveness of its organization and facilities worldwide, the Company was in the process of moving its assembly operations for T-shirts to be sold in Europe from the Republic of Ireland to Morocco. Estimates of undiscounted cash flows indicated that the carrying amounts of assets related to this move and other manufacturing facilities in the Republic of Ireland were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, resulting in charges of approximately $30,000,000 in the fourth quarter of 1999 (all were non-cash charges).

     Severance costs consisted of salary and fringe benefits. Of the $30,600,000 of total severance costs, $27,400,000 related to an employment contract with William Farley, the Company's former Chairman of the Board, Chief Executive Officer and Chief Operating Officer ("Mr. Farley"). This severance was recorded in the third quarter of 1999. Although reflected as a "Future Cash" charge, any severance payable to Mr. Farley would be treated as an unsecured pre-bankruptcy claim in the Reorganization Cases. The Company

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1999 Special Charges -- (Continued)

terminated Mr. Farley's employment agreement in 1999. Thereafter, the Company received approval from the Bankruptcy Court to reject the agreement.

     The debt guarantee charge relates to the loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley (the "Loans"). Mr. Farley is in default under the Loans and under the reimbursement agreements with the Company. The total amount guaranteed is $59,300,000 as of December 30, 2000. The debt guarantee charge of $30,000,000 at January 1, 2000 was recorded in the third and fourth quarters of 1999 in the amounts of $10,000,000 and $20,000,000, respectively. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets.

     The Company recorded charges for other asset writedowns and reserves totaling $171,900,000 (of which $148,300,000 were non-cash charges) comprised of the following (in thousands of dollars):

                                                     TOTAL       ASSET      OTHER RESERVES
                                                    CHARGES    WRITEDOWN     AND ACCRUALS
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

     The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

                                                         SELLING,
                                                       GENERAL AND
                                           COST OF    ADMINISTRATIVE    OTHER
                                            SALES        EXPENSE       EXPENSE    TOTAL
                                           --------   --------------   -------   --------
Provisions and losses on the sales of
  closeout and irregular merchandise.....  $ 83,300      $    --       $    --   $ 83,300
Impairment of European manufacturing
  facilities.............................        --       30,000            --     30,000
Severance................................        --       30,600            --     30,600
Debt guarantee...........................        --           --        30,000     30,000
Other asset writedowns and reserves......   130,800        6,600        34,500    171,900
                                           --------      -------       -------   --------
                                           $214,100      $67,200       $64,500   $345,800
                                           ========      =======       =======   ========

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges remaining at December 30, 2000, cash charges total approximately $65,900,000 to be paid in 2001 and future years. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- USE OF ESTIMATES." Substantially all of the cash charges represent liabilities subject to compromise under the bankruptcy laws.

     Following is a summary of the 1999 special charges and related reserve balances at January 1, 2000 (in thousands of dollars):

                                                                                RESERVE
                                                1999                 OTHER     BALANCE AT
                                              SPECIAL      CASH     ACTIVITY   JANUARY 1,
                                              CHARGES    PAYMENTS   IN 1999       2000
                                              --------   --------   --------   ----------
Provisions and losses on the sales of
  closeout and irregular merchandise........  $ 83,300    $   --    $ 48,300    $ 35,000
Impairment of European manufacturing
  facilities................................    30,000        --      30,000          --
Severance...................................    30,600        --          --      30,600
Debt guarantee..............................    30,000        --          --      30,000
Other asset writedowns and reserves.........   171,900     6,000      93,800      72,100
                                              --------    ------    --------    --------
                                              $345,800    $6,000    $172,100    $167,700
                                              ========    ======    ========    ========

     Other activity in 1999 represents sales of closeout and irregular merchandise and assets written off.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1999 Special Charges -- (Concluded)

A rollforward of the 1999 special charges from January 1, 2000 through December 30, 2000 is presented below (in thousands of dollars):

                                   RESERVE                                         RESERVE
                                  BALANCE AT                                      BALANCE AT
                                  JANUARY 1,     CASH      INCOME      OTHER     DECEMBER 30,
                                     2000      PAYMENTS   (EXPENSE)   ACTIVITY       2000
                                  ----------   --------   ---------   --------   ------------
Provisions and losses on the
  sales of closeout and
  irregular merchandise........    $ 35,000     $   --      $ --      $30,100      $ 4,900
Severance......................      30,600      2,000        --           --       28,600
Debt guarantee.................      30,000        700        --           --       29,300
Other asset writedowns and
  reserves.....................      72,100        600        --       49,000       22,500
                                   --------     ------      ----      -------      -------
                                   $167,700     $3,300        --      $79,100      $85,300
                                   ========     ======      ====      =======      =======

     Other activity in 2000 primarily consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in 2000 for additional ongoing normal lower of cost or market reserves.

1997 Special Charges

     In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

with the Company's world-wide restructuring of manufacturing and distribution facilities. These and other special charges totaled $441,700,000 ($372,200,000 after tax) categorized as follows (in thousands of dollars):

                                                               FUTURE                TOTAL
                                                                CASH     NONCASH    CHARGES
                                                              --------   --------   --------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Loss on sale of facilities, improvements and equipment:
     Sewing and finishing...................................  $     --   $ 30,500   $ 30,500
     Distribution facilities................................        --     36,100     36,100
     Impairment of mills to be sold.........................        --     75,400     75,400
     Lease residual guarantees..............................    61,000         --     61,000
     Other equipment........................................        --     29,600     29,600
                                                              --------   --------   --------
                                                                61,000    171,600    232,600
  Severance costs...........................................     8,400         --      8,400
  Other accruals............................................     6,500      3,900     10,400
                                                              --------   --------   --------
                                                                75,900    175,500    251,400
                                                              --------   --------   --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Impairment of long lived assets...........................        --     42,800     42,800
  Other accruals............................................     1,300         --      1,300
                                                              --------   --------   --------
                                                                 1,300     42,800     44,100
                                                              --------   --------   --------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT.................    22,000         --     22,000
                                                              --------   --------   --------
  OTHER ASSET WRITEDOWNS AND RESERVES
  Inventory valuation provisions............................        --     49,800     49,800
  Other accruals............................................    39,200     14,600     53,800
                                                              --------   --------   --------
                                                                39,200     64,400    103,600
                                                              --------   --------   --------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF FORMER
  SUBSIDIARIES..............................................    12,600      8,000     20,600
                                                              --------   --------   --------
          Total pretax charges..............................  $151,000   $290,700   $441,700
                                                              ========   ========   ========

     Each of these categories is discussed below.

     During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing and finishing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997 and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and required the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. Management committed to dispose of these sewing and finishing facilities in late November and December 1997 and had ceased production at eight of the nine facilities by January 2,

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

1999. Equipment is being sold or scrapped and real estate is being sold. The Company expected to complete these asset sales in 1999. Impairment charges related to sewing and finishing facilities that the Company had not ceased operating at December 31, 1997 totaled $7,000,000. The redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. Management committed to dispose of certain distribution assets in December 1997. The Company had ceased operating at four of seven locations. The Company expected to complete the asset sales in 1999. Impairment charges related to distribution assets that the Company had not ceased operating at December 31, 1997 totaled $34,000,000. The Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of three of its U.S. based yarn mills. Management committed to dispose of these assets in December 1997. To avoid further impairment, the Company continues to operate these impaired mills as going concerns as efforts to sell them progress. Management expected to complete these asset sales in 1999. Impairment charges related to these yarn mills totaled $75,400,000. FAS 121 requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. It was originally the Company's intention to dispose of the facilities and equipment for which impairment charges have been recorded, and the Company believes it has the ability to dispose of the assets in less than 30 days from the time a buyer agrees to purchase the assets and still meet production and distribution needs. As a result of the offshore migration of its sewing and finishing operations and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. See "Lease Commitments." Charges related to loss on disposal of facilities, improvements and equipment totaled $232,600,000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

     The Company recorded charges for other asset writedowns and reserves totaling $103,600,000 comprised of the following (in millions of dollars).

                                                                             OTHER
                                                     TOTAL      ASSET     RESERVES AND
                                                    CHARGES   WRITEDOWN     ACCRUALS
                                                    -------   ---------   ------------
Inventory obsolescence............................  $ 10.1      $10.1        $  --
Inventory shrinkage...............................    19.5       19.5           --
Inventory markdown................................    20.2       20.2           --
Software costs....................................     7.1         --          7.1
Severance.........................................     6.1         --          6.1
Professional fees.................................     6.6         --          6.6
Various contract commitments......................    12.1         --         12.1
Other charges.....................................    21.9        8.3         13.6
                                                    ------      -----        -----
                                                    $103.6      $58.1        $45.5
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

     The provision for inventory shrinkage reflected the greatly extended pipeline for the Company's in-transit inventories, new freight channels and the difficulty of accounting for inventories at contractor facilities, as well as start-up operations at Company owned facilities, in foreign locations. The estimated inventory shrinkage provision was based on analyses of in-transit inventory reconciliations, and in the fourth quarter of 1997, the Company identified book to physical adjustments related to inventories at foreign contractor locations. Inventory shrinkage experienced in 1997 was $26,000,000, compared with $18,900,000 in 1996 and $17,600,000 in 1995.

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

     Contract commitment charges consisted of lease commitments on office space no longer occupied, minimum liabilities under royalty agreements whose sales minimums were not met, a loss on a firm

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

commitment to purchase cloth in 1998, estimated fees to amend certain debt and lease covenants and, as a result of the European restructuring, estimated obligations to repay employment grants in Europe.

     Other charges totaling $21,900,000 consisted of an impairment writedown of goodwill along with accruals related to various asset valuation, state and local tax, financing and other issues related to the Company's world-wide restructuring efforts.

     In the fourth quarter of 1997, the Company recorded a $22,000,000 charge for incentive compensation anticipated to be earned at its Pro Player subsidiary (none of which was paid in 1997). The Company recorded charges totaling $20,600,000 related to changes in estimates of environmental and other retained liabilities of former subsidiaries. Environmental charges reflected an increase in estimated environmental costs of $8,600,000 and a reduction in expected recoveries of $8,000,000. See "CONTINGENT LIABILITIES." The remaining $4,000,000 reflected the projected costs to the Company of pension obligations of certain former subsidiaries as estimated based on settlement negotiations begun with the Pension Benefit Guarantee Corporation in late December 1997.

     The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

                                                   SELLING,      IMPAIRMENT
                                                 GENERAL AND       WRITE
                                      COST OF   ADMINISTRATIVE    DOWN OF      OTHER    DISCONTINUED
                                       SALES       EXPENSE        GOODWILL    EXPENSE    OPERATIONS     TOTAL
                                      -------   --------------   ----------   -------   ------------   --------
Closing and disposal of U.S.
  manufacturing and distribution
  facilities........................  $    --      $251,400        $   --     $    --     $    --      $251,400
Impairment of European manufacturing
  and distribution facilities.......       --        44,100            --          --          --        44,100
Pro Player incentive compensation
  agreement.........................       --            --            --          --      22,000        22,000
Other asset writedowns and
  reserves..........................   47,800        36,500         4,600      11,800       2,900       103,600
Changes in estimates of retained
  liabilities of former
  subsidiaries......................       --            --            --      20,600          --        20,600
                                      -------      --------        ------     -------     -------      --------
                                      $47,800      $332,000        $4,600     $32,400     $24,900      $441,700
                                      =======      ========        ======     =======     =======      ========

     These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges, cash charges totaled approximately $118,400,000 to be paid in 1998 and future years, $10,900,000 of which related to restructuring charges as defined by EITF No. 94-3. The Company paid $28,200,000, $20,900,000 and $2,100,000 of these cash charges in 1998, 1999 and 2000, respectively. Also, the Company finalized its estimate of certain of these special charges in 1998 and 1999. Approximately $67,200,000 is scheduled to be paid in 2001. A portion of the cash charges scheduled to be paid in 2001 represent liabilities subject to compromise under the bankruptcy laws. See "SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- USE OF ESTIMATES."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

     Following is a summary of the 1997 special charges and related reserve balances at December 31, 1997 (in thousands of dollars):

                                                                                        RESERVE
                                                       1997                 OTHER      BALANCE AT
                                                     SPECIAL      CASH     ACTIVITY   DECEMBER 31,
                                                     CHARGES    PAYMENTS   IN 1997        1997
                                                     --------   --------   --------   ------------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements and
     equipment:
     Sewing, finishing and distribution
       facilities..................................  $ 66,600    $   --    $    --      $ 66,600
     Impairment of mills to be sold................    75,400        --         --        75,400
     Lease residual guarantees.....................    61,000        --         --        61,000
     Other equipment...............................    29,600        --     22,100         7,500
                                                     --------    ------    -------      --------
                                                      232,600        --     22,100       210,500
  Severance costs..................................     8,400        --         --         8,400
  Other accruals...................................    10,400        --         --        10,400
                                                     --------    ------    -------      --------
                                                      251,400        --     22,100       229,300
                                                     --------    ------    -------      --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets..................    42,800        --     42,800            --
  Other accruals...................................     1,300        --         --         1,300
                                                     --------    ------    -------      --------
                                                       44,100        --     42,800         1,300
                                                     --------    ------    -------      --------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT........    22,000        --         --        22,000
                                                     --------    ------    -------      --------
OTHER ASSET WRITEDOWNS AND RESERVES
  Inventory valuation provisions...................    49,800        --         --        49,800
  Other accruals...................................    53,800     7,400      9,200        37,200
                                                     --------    ------    -------      --------
                                                      103,600     7,400      9,200        87,000
                                                     --------    ------    -------      --------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF
  FORMER SUBSIDIARIES..............................    20,600        --      8,000        12,600
                                                     --------    ------    -------      --------
          Total pretax charges.....................  $441,700    $7,400    $82,100      $352,200
                                                     ========    ======    =======      ========

     Other activity in 1997 represented assets written off.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

     A rollforward of the 1997 special charges through January 2, 1999 is presented below (in thousands of dollars):

                                              RESERVE                                         RESERVE
                                             BALANCE AT      CASH      INCOME      OTHER     BALANCE AT
                                            DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 2,
                                                1997       IN 1998     IN 1998    IN 1998       1999
                                            ------------   --------   ---------   --------   ----------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
  AND DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements
     and equipment:
     Sewing, finishing and distribution
       facilities.........................    $ 66,600     $   100     $    --    $ 6,400     $ 60,100
     Impairment of mills to be sold.......      75,400          --          --         --       75,400
     Lease residual guarantees............      61,000          --          --         --       61,000
     Other equipment......................       7,500          --          --      1,300        6,200
                                              --------     -------     -------    -------     --------
                                               210,500         100          --      7,700      202,700
  Severance costs.........................       8,400       5,100       3,100         --          200
  Other accruals..........................      10,400       5,800       1,000      1,200        2,400
                                              --------     -------     -------    -------     --------
                                               229,300      11,000       4,100      8,900      205,300
                                              --------     -------     -------    -------     --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets.........          --          --          --         --           --
  Other accruals..........................       1,300          --          --        200        1,100
                                              --------     -------     -------    -------     --------
                                                 1,300          --          --        200        1,100
                                              --------     -------     -------    -------     --------
PRO PLAYER INCENTIVE COMPENSATION
  AGREEMENT...............................      22,000          --      22,000         --           --
                                              --------     -------     -------    -------     --------
OTHER ASSET WRITEDOWNS AND RESERVES
  Inventory valuation provisions..........      49,800          --       5,900     43,900           --
  Other accruals..........................      37,200      16,700       5,300      3,900       11,300
                                              --------     -------     -------    -------     --------
                                                87,000      16,700      11,200     47,800       11,300
                                              --------     -------     -------    -------     --------
CHANGES IN ESTIMATES OF RETAINED
  LIABILITIES OF FORMER SUBSIDIARIES......      12,600         500       1,500         --       10,600
                                              --------     -------     -------    -------     --------
          Total pretax charges............    $352,200     $28,200     $38,800    $56,900     $228,300
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
                                                              =======

     The Company continued to operate certain assets held for sale during 1998 so that they may be sold as "ongoing operations." Accordingly, the Company did not depreciate these facilities during 1998, resulting in lower depreciation expense of approximately $10,000,000 than if the Company had recorded depreciation.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Continued)

     A rollforward of the 1997 special charges through January 1, 2000 is presented below (in thousands of dollars):

                                             RESERVE                                        RESERVE
                                            BALANCE AT     CASH      INCOME      OTHER     BALANCE AT
                                            JANUARY 2,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 1,
                                               1999      IN 1999     IN 1999    IN 1999       2000
                                            ----------   --------   ---------   --------   ----------
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
  AND DISTRIBUTION FACILITIES
  Loss on sale of facilities, improvements
     and equipment:
     Sewing, finishing and distribution
       facilities.........................   $ 60,100    $   200     $10,200    $24,100     $ 25,600
     Impairment of mills to be sold.......     75,400         --          --     62,000       13,400
     Lease residual guarantees............     61,000     14,900          --     (8,100)      54,200
     Other equipment......................      6,200         --          --        100        6,100
                                             --------    -------     -------    -------     --------
                                              202,700     15,100      10,200     78,100       99,300
  Severance costs.........................        200         --          --         --          200
  Other accruals..........................      2,400        500          --         --        1,900
                                             --------    -------     -------    -------     --------
                                              205,300     15,600      10,200     78,100      101,400
                                             --------    -------     -------    -------     --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets.........         --         --          --         --           --
  Other accruals..........................      1,100         --          --        900          200
                                             --------    -------     -------    -------     --------
                                                1,100         --          --        900          200
                                             --------    -------     -------    -------     --------
PRO PLAYER INCENTIVE COMPENSATION
  AGREEMENT...............................         --         --          --         --           --
                                             --------    -------     -------    -------     --------
OTHER ASSET WRITEDOWNS AND RESERVES
  Inventory valuation provisions..........         --         --          --         --           --
  Other accruals..........................     11,300      4,800         100      2,200        4,200
                                             --------    -------     -------    -------     --------
                                               11,300      4,800         100      2,200        4,200
                                             --------    -------     -------    -------     --------
CHANGES IN ESTIMATES OF RETAINED
  LIABILITIES OF FORMER SUBSIDIARIES......     10,600        500          --        800        9,300
                                             --------    -------     -------    -------     --------
          Total pretax charges............   $228,300    $20,900     $10,300    $82,000     $115,100
                                             ========    =======     =======    =======     ========

     Other activity in 1999 principally related to the transfer of one distribution center and two yarn mills which the Company decided to retain to property, plant and equipment at its written down value as well as the sale of two facilities in the first half of 1999. The Company sold the two facilities at an aggregate price of $16,400,000 which resulted in a gain of $10,200,000 ($8,000,000 of the gain was recorded in the second quarter of 1999). The gain on sale was recorded in other expense in the accompanying Consolidated Statement of Operations.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1997 Special Charges -- (Concluded)

     A rollforward of the 1997 special charges through December 30, 2000 is presented below (in thousands of dollars):

                                           RESERVE                                         RESERVE
                                          BALANCE AT     CASH      INCOME      OTHER      BALANCE AT
                                          JANUARY 1,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 30,
                                             2000      IN 2000     IN 2000    IN 2000        2000
                                          ----------   --------   ---------   --------   ------------
CLOSING AND DISPOSAL OF U.S.
  MANUFACTURING AND DISTRIBUTION
  FACILITIES
  Loss on sale of facilities,
     improvements and equipment:
     Sewing, finishing and distribution
       facilities.......................   $ 25,600    $    --     $   400    $ 2,000      $ 23,200
     Impairment of mills to be sold.....     13,400         --          --         --        13,400
     Lease residual guarantees..........     54,200         --          --         --        54,200
     Other equipment....................      6,100         --          --         --         6,100
                                           --------    -------     -------    -------      --------
                                             99,300         --         400      2,000        96,900
  Severance costs.......................        200         --          --         --           200
  Other accruals........................      1,900         --          --         --         1,900
                                           --------    -------     -------    -------      --------
                                            101,400         --         400      2,000        99,000
                                           --------    -------     -------    -------      --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived assets.......         --         --          --         --            --
  Other accruals........................        200         --          --        200            --
                                           --------    -------     -------    -------      --------
                                                200         --          --        200            --
                                           --------    -------     -------    -------      --------
OTHER ASSET WRITEDOWNS AND RESERVES
     Other accruals.....................      4,200      1,600         400        100         2,100
                                           --------    -------     -------    -------      --------
                                              4,200      1,600         400        100         2,100
                                           --------    -------     -------    -------      --------
CHANGES IN ESTIMATES OF RETAINED
  LIABILITIES OF FORMER SUBSIDIARIES....      9,300        500          --         --         8,800
                                           --------    -------     -------    -------      --------
          Total pretax charges..........   $115,100    $ 2,100     $   800    $ 2,300      $109,900
                                           ========    =======     =======    =======      ========

     Other activity in 2000, principally related to the sale of one facility in the second quarter of 2000. The Company sold the facility at an aggregate price of $2,200,000 which resulted in a gain of $400,000 which was recorded in the second quarter of 2000. The gain on sale was recorded in other expense in the accompanying Consolidated Statement of Operations.

     Also in 2000, the Company finalized certain settlement with the Industrial Revenue Authority of Northern Ireland. These settlements resulted in a cash payment of $1,600,000.

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

     During 1995, management reviewed the operations of Salem and Gitano and decided to discontinue the use of the SALEM brand and redeployed the tangible assets relating to the Salem business to other brands within the Company's licensed sports apparel business. In addition, the Company determined that significant changes and investment would be necessary to restructure the Gitano business and implemented a plan to improve Gitano's profitability. The Company determined that the carrying values of the intangible assets related to the Salem and Gitano businesses were not expected to be recovered by their future undiscounted cash flows. Future cash flows were based on forecasted trends for the particular businesses and assumed capital spending in line with expected requirements. Accordingly, impairment writedowns of goodwill of $158,500,000 reflect the write-off of all goodwill related to the Salem and Gitano businesses. See "ACQUISITIONS."

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

     The above charges were recorded as $158,500,000 of Impairment writedown of goodwill, $146,700,000 of increases to Cost of sales, $47,000,000 of increases to Selling, general and administrative expenses and $20,700,000 of increases to other expense in the 1995 Consolidated Statement of Operations. As Pro Player has been classified as a discontinued operation in the financial statements, approximately $100,900,000 of the above charges have been reclassified to discontinued operations. These charges were based on management's best estimates of the potential costs related to the aforementioned actions. Finalization of many of the special charges estimated at December 31, 1995 occurred during 1996. Of the special charges, approximately $1,900,000, $17,300,000, $23,000,000,
$4,800,000 and $33,300,000 were paid in 2000, 1999, 1998, 1997 and 1996, respectively, and $800,000 remain to be paid in 2001.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

     A rollforward of the 1995 special charges by year through December 30, 2000 is presented below (in thousands of dollars):

                                                                                           RESERVE
                                                          1995       CASH      OTHER      BALANCE AT
                                                        SPECIAL    PAYMENTS   ACTIVITY   DECEMBER 31,
                                                        CHARGES    IN 1995    IN 1995        1995
                                                        --------   --------   --------   ------------
Impairment writedown of goodwill......................  $158,500   $    --    $156,400     $  2,100
Closing or realignment of manufacturing operations:
  Loss on disposal of closed facilities, improvements
    and equipment.....................................    29,000        --      27,200        1,800
  Changes in estimates of insurance liabilities.......    21,800        --          --       21,800
  Costs related to expected increases in workers'
    compensation and health and welfare costs.........     8,000        --          --        8,000
  Costs related to termination of certain lease
    obligations.......................................     7,300       900          --        6,400
  Costs related to severance of the hourly
    workforce.........................................     6,700     6,700          --           --
  Other...............................................    10,000       300          --        9,700
                                                        --------   -------    --------     --------
                                                          82,800     7,900      27,200       47,700
Severance.............................................     5,800     1,100          --        4,700
Other asset writedowns, valuation reserves and other
  reserves............................................    91,100     8,600      19,400       63,100
Changes in estimates of certain retained liabilities
  of former subsidiaries..............................    19,200        --          --       19,200
Termination of management agreement...................    15,500        --          --       15,500
                                                        --------   -------    --------     --------
                                                        $372,900   $17,600    $203,000     $152,300
                                                        ========   =======    ========     ========

                                              RESERVE                                          RESERVE
                                             BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                            DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                                1995       IN 1996     IN 1996    IN 1996        1996
                                            ------------   --------   ---------   --------   ------------
Impairment writedown of goodwill..........    $  2,100     $    --     $    --    $ 2,100      $    --
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
    improvements and equipment............       1,800         300          --        200        1,300
  Changes in estimates of insurance
    liabilities...........................      21,800       7,800          --         --       14,000
  Costs related to expected increases in
    workers' compensation and health and
    welfare costs.........................       8,000       1,800         300         --        5,900
  Costs related to termination of certain
    lease obligations.....................       6,400       5,500      (1,200)        --        2,100
  Costs related to severance of the hourly
    workforce.............................          --          --          --         --           --
  Other...................................       9,700       2,000       4,700         --        3,000
                                              --------     -------     -------    -------      -------
                                                47,700      17,400       3,800        200       26,300
Severance.................................       4,700       4,400          --         --          300
Other asset writedowns, valuation reserves
  and other reserves......................      63,100       2,800       6,600     44,500        9,200
Changes in estimates of certain retained
  liabilities of former subsidiaries......      19,200          --       3,000         --       16,200
Termination of management agreement.......      15,500       8,700          --         --        6,800
                                              --------     -------     -------    -------      -------
                                              $152,300     $33,300     $13,400    $46,800      $58,800
                                              ========     =======     =======    =======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                            RESERVE                                          RESERVE
                                           BALANCE AT      CASH      INCOME      OTHER      BALANCE AT
                                          DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 31,
                                              1996       IN 1997     IN 1997    IN 1997        1997
                                          ------------   --------   ---------   --------   ------------
Impairment writedown of goodwill........    $    --       $   --     $   --      $   --      $    --
                                            -------       ------     ------      ------      -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment.........      1,300          700         --         400          200
  Changes in estimates of insurance
     liabilities........................     14,000           --         --          --       14,000
  Costs related to expected increases in
     workers' compensation and health
     and welfare costs..................      5,900          700         --          --        5,200
  Costs related to termination of
     certain lease obligations..........      2,100        1,100         --          --        1,000
  Costs related to severance of the
     hourly workforce...................         --           --         --          --           --
  Other.................................      3,000          300         --          --        2,700
                                            -------       ------     ------      ------      -------
                                             26,300        2,800         --         400       23,100
Severance...............................        300          100         --          --          200
Other asset writedowns, valuation
  reserves and other reserves...........      9,200          600      2,000       2,700        3,900
Changes in estimates of certain retained
  liabilities of former subsidiaries....     16,200           --         --          --       16,200
Termination of management agreement.....      6,800        1,300      5,500          --           --
                                            -------       ------     ------      ------      -------
                                            $58,800       $4,800     $7,500      $3,100      $43,400
                                            =======       ======     ======      ======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                              RESERVE                                         RESERVE
                                             BALANCE AT      CASH      INCOME      OTHER     BALANCE AT
                                            DECEMBER 31,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 2,
                                                1997       IN 1998     IN 1998    IN 1998       1999
                                            ------------   --------   ---------   --------   ----------
Impairment writedown of goodwill..........    $    --      $    --      $ --        $--       $    --
                                              -------      -------      ----        ---       -------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment...........        200          200        --         --            --
  Changes in estimates of insurance
     liabilities..........................     14,000        4,500        --         --         9,500
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs........................      5,200        5,200        --         --            --
  Costs related to termination of certain
     lease obligations....................      1,000          900       100         --            --
  Costs related to severance of the hourly
     workforce............................         --           --        --         --            --
  Other...................................      2,700        2,500        --         --           200
                                              -------      -------      ----        ---       -------
                                               23,100       13,300       100         --         9,700
Severance.................................        200          200        --         --            --
Other asset writedowns, valuation reserves
  and other reserves......................      3,900        3,800       100         --            --
Changes in estimates of certain retained
  liabilities of former subsidiaries......     16,200        5,700        --         --        10,500
Termination of management agreement.......         --           --        --         --            --
                                              -------      -------      ----        ---       -------
                                              $43,400      $23,000      $200        $--       $20,200
                                              =======      =======      ====        ===       =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                               RESERVE                                        RESERVE
                                              BALANCE AT     CASH      INCOME      OTHER     BALANCE AT
                                              JANUARY 2,   PAYMENTS   (EXPENSE)   ACTIVITY   JANUARY 1,
                                                 1999      IN 1999     IN 1999    IN 1999       2000
                                              ----------   --------   ---------   --------   ----------
Impairment writedown of goodwill............   $    --     $    --       $--         $--       $   --
                                               -------     -------       --          --        ------
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment.............        --          --       --          --            --
  Changes in estimates of insurance
     liabilities............................     9,500       9,000       --          --           500
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs..........................        --          --       --          --            --
  Costs related to termination of certain
     lease obligations......................        --          --       --          --            --
  Costs related to severance of the hourly
     workforce..............................        --          --       --          --            --
  Other.....................................       200          --       --          --           200
                                               -------     -------       --          --        ------
                                                 9,700       9,000       --          --           700
Severance...................................        --          --       --          --            --
Other asset writedowns, valuation reserves
  and other reserves........................        --          --       --          --            --
Changes in estimates of certain retained
  liabilities of former subsidiaries........    10,500       8,300       --          --         2,200
Termination of management agreement.........        --          --       --          --            --
                                               -------     -------       --          --        ------
                                               $20,200     $17,300       $--         $--       $2,900
                                               =======     =======       ==          ==        ======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SPECIAL CHARGES -- (CONTINUED)

1995 Special Charges -- (Continued)

                                             RESERVE                                         RESERVE
                                            BALANCE AT     CASH      INCOME      OTHER      BALANCE AT
                                            JANUARY 1,   PAYMENTS   (EXPENSE)   ACTIVITY   DECEMBER 30,
                                               2000      IN 2000     IN 2000    IN 2000        2000
                                            ----------   --------   ---------   --------   ------------
Impairment writedown of goodwill..........    $   --      $   --       $--        $ --         $ --
                                              ------      ------       --         ----         ----
Closing or realignment of manufacturing
  operations:
  Loss on disposal of closed facilities,
     improvements and equipment...........        --          --       --           --           --
  Changes in estimates of insurance
     liabilities..........................       500         500       --           --           --
  Costs related to expected increases in
     workers' compensation and health and
     welfare costs........................        --          --       --           --           --
  Costs related to termination of certain
     lease obligations....................        --          --       --           --           --
  Costs related to severance of the hourly
     workforce............................        --          --       --           --           --
  Other...................................       200          --       --          200           --
                                              ------      ------       --         ----         ----
                                                 700         500       --          200           --
Severance.................................        --          --       --           --           --
Other asset writedowns, valuation reserves
  and other reserves......................        --          --       --           --           --
Changes in estimates of certain retained
  liabilities of former subsidiaries......     2,200       1,400       --           --          800
Termination of management agreement.......        --          --       --           --           --
                                              ------      ------       --         ----         ----
                                              $2,900      $1,900       $--        $200         $800
                                              ======      ======       ==         ====         ====

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

     The remaining reserve balance of $800,000 at December 30, 2000 will be relieved as costs are incurred and consists of environmental charges and is expected to be utilized in 2001.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of money market funds, overnight deposits or Eurodollar deposits) totaling $93,500,000 and $9,800,000 were included in cash and cash equivalents at December 30, 2000 and January 1, 2000, respectively, as restricted cash. These investments were carried at cost, which approximated quoted market value.

SALE OF ACCOUNTS RECEIVABLE

     Effective with its bankruptcy filing, the Company terminated its accounts receivable securitization agreement. Consequently, none of the Company's trade receivables were securitized at December 30, 2000 or at January 1, 2000. Under the agreement, the Company was able to sell up to a $275,000,000 undivided interest in a defined pool of its trade accounts receivable. The discount and fees under this agreement were variable based on the general level of interest rates. Rates ranged from 4.55% to 9.47% during 1999, and from 4.73% to 6.11% during 1998 on the amount of the undivided interest sold plus certain administrative and servicing fees typical in such transactions. These costs totaled approximately $8,800,000 in 1999 and $11,900,000 in 1998 and were charged to Other expense -- net in the accompanying Consolidated Statement of Operations.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)

                                                                         DECEMBER 30,    JANUARY 1,
                                                        INTEREST RATE        2000           2000
                                                        -------------    ------------    ----------
Senior Secured
  DIP Facility........................................     Variable(1)    $  100,000     $  162,500
  Capitalized lease obligations, maturing
     2001-2017(2).....................................  2.80 - 7.74%          32,800         45,500
  Foreign Credit Facility(3)..........................     Variable(4)            --         10,000
  Bank Credit Agreement, maturing 2001-2002(5)........     Variable(6)       645,700        635,200
  Nonredeemable fixed rate debt, maturing
     2003(5)(7).......................................         6.61%         149,600        149,400
  Fixed rate debt, maturing 2011(5)(8)................        12.60%          80,500         78,600
  Nonredeemable fixed rate debt, maturing
     2023(5)(9).......................................         7.49%         148,100        148,100
                                                                          ----------     ----------
     Total Senior Secured.............................                     1,156,700      1,229,300
                                                                          ----------     ----------
Senior Unsecured
  Fixed rate debt, maturing 2006(10)..................         9.03%         248,500        248,500
                                                                          ----------     ----------
Total debt............................................                     1,405,200      1,477,800
  Less current maturities.............................                      (746,400)      (635,800)
  Less liabilities subject to compromise..............                      (248,500)      (248,500)
                                                                          ----------     ----------
Total long-term debt..................................                    $  410,300     $  593,500
                                                                          ==========     ==========

-------------------------

 (1) Interest ranged from 8.28% to 10.50% during 2000 and was 9.50% in 1999. The weighted average interest rate for borrowings outstanding at December 30, 2000 was approximately 9.23%.

 (2) Represents the principal portion on capitalized lease obligations. The capitalized leases are secured by the related property under lease.

 (3) This obligation, although guaranteed by the Company, is a direct obligation of the Company's wholly owned European subsidiary which is not a Debtor in the Reorganization Cases. It is secured by a lien on certain European assets.

 (4) Interest ranged from 6.15% to 9.05% during 2000 and 4.67% to 7.66% during 1999. This obligation was repaid October 31, 2000.

 (5) The obligations of the Company under the Bank Credit Agreement are guaranteed by and collateralized with certain assets of the Debtors. Certain fixed rate obligations share this security pari passu with the Bank Credit Agreement.

 (6) Interest ranged from 9.75% to 10.75% during 2000 and 5.56% to 9.75% during 1999. The weighted average interest rate for borrowings outstanding at December 30, 2000 was approximately 10.75%.

 (7) Net of unamortized discount of $400 and $600 in fiscal 2000 and 1999, respectively (nominal rate 6.5%).

 (8) Net of unamortized discount of $44,500 and $46,400 in fiscal 2000 and 1999, respectively (nominal rate 7%).

 (9) Net of unamortized discount of $1,900 in fiscal 2000 and 1999 (nominal rate 7.375%).

(10) Net of unamortized discount of $1,500 (nominal rate 8.875%). This obligation is considered a liability subject to compromise.

     FTL Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT -- (CONTINUED)

DIP Facility as originally approved by the Bankruptcy Court included a total commitment of $625,000,000 comprised of revolving notes of $475,000,000 and a term note of $150,000,000. In March 2001, the Company requested and the DIP lenders and Bankruptcy Court approved a voluntary reduction of the total commitment to $450,000,000, comprised of a $350,000,000 revolver facility and a $100,000,000 term loan. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $175,000,000. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Reorganization Cases. As part of the initial funding, approximately $152,300,000 was used to retire the Company's Accounts Receivable Securitization arrangement, and approximately $10,200,000 was used to pay payroll and payroll taxes, bank and professional fees, and purchase inventory. In addition, $33,100,000 and $2,200,000 of letters of credit were issued under the DIP Facility at December 30, 2000 and January 1, 2000, respectively, primarily to secure various insurance, trade, debt and other obligations, of which approximately $15,800,000 and $2,000,000 are reflected in the accompanying consolidated balance sheet as of December 30, 2000 and January 1, 2000, respectively.

     Loans made under the DIP Facility revolving and term notes bear interest, at FTL Inc.'s option, at the prime rate (9.5% at December 30, 2000) plus 1.0% or the LIBOR rate 6.0% at December 30, 2000) plus 2.5%.

     The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% to 65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders.

     The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility, as amended, expires on December 31, 2001. The DIP Facility is secured by substantially all of the assets of FTL Ltd. and its subsidiaries and a perfected pledge of stock of substantially all FTL Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined (EBITDAR), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends.

     Prior to Chapter 11, the Bank Credit Agreement provided the Company with a $660,000,000 line of credit which consists of a $600,000,000 revolving line of credit and a $60,000,000 Term Loan. In addition to the borrowed amounts reflected above, at December 30, 2000 and January 1, 2000, $1,100,000 and $24,800,000, respectively, of letters of credit were outstanding under the Bank Credit Agreement. The letters of credit were issued to secure various insurance, debt and other obligations and all such obligations are reflected in the accompanying Consolidated Balance Sheet. As of the Petition Date and subject to the adequate protection order approved by the Bankruptcy Court, borrowings outstanding under the Bank Credit Agreement bear interest at the prime rate (9.5% at December 30, 2000) plus 1.25%.

     At December 30, 2000 and January 1, 2000, approximately $8,200,000 and $45,400,000, respectively, of letters of credit were issued under additional letter of credit facilities from the Company's bank lenders, to secure various insurance, debt, trade and other obligations, of which $5,000,000 and $22,300,000 of these obligations are reflected in the accompanying Consolidated Balance Sheet as of December 30, 2000 and January 1, 2000, respectively. Of the $45,400,000 of letters of credit outstanding at January 1, 2000, approximately $10,000,000 were secured by a lien on European assets.

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

     The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $746,400,000 in 2001; $2,000,000 in 2002;
$152,000,000 in 2003; $2,000,000 in 2004; and $2,000,000 in 2005.

     Cash payments of interest on debt were $95,900,000, $98,200,000 and $100,500,000 in 2000, 1999 and 1998, respectively. These amounts exclude immaterial amounts of interest capitalized.

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

     Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                           DECEMBER 30,    JANUARY 1,
                                                               2000           2000
                                                           ------------    ----------
                                                           (IN THOUSANDS OF DOLLARS)
8.875% Unsecured Senior Notes............................    $248,500       $248,500
Trade accounts payable...................................      97,200        113,100
Environmental and product liability......................      33,800         35,400
Accrued severance........................................      27,400         27,400
Deferred compensation accrual............................      14,300         16,400
Other....................................................     119,500        242,200
                                                             --------       --------
                                                             $540,700       $683,000
                                                             ========       ========

     As a result of the Reorganization Cases, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

FINANCIAL INSTRUMENTS

     During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company was party to interest rate swap contracts for $50,000,000 which expired in 1998 and $50,000,000 which expired in 1999 that had the effect of converting floating rate debt based on three month LIBOR rates into fixed rate debt. The average annual variable rate received in 1998 was 5.62%. The average annual fixed rate paid in 1998 was 5.20%.

     The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FINANCIAL INSTRUMENTS -- (CONCLUDED)

     The fair values of the Company's non-publicly traded long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Fair values for publicly traded long-term debt were based on quoted market prices when available. At December 30, 2000 and January 1, 2000, the fair value of the Company's long-term debt was approximately $615,700,000 and $557,800,000, respectively.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 53.5% and 49.2% of net sales to unrelated parties in 2000 and 1999, respectively and approximately 42.1% and 41.2% of accounts receivable at December 30, 2000 and January 1, 2000, respectively. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company's indirect subsidiary, NWI Land Management, Inc. ("NWI"), is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate its potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves as of December 30, 2000 are set forth in the table below. The reserves consist primarily of certain environmental and product liability reserves of $31,800,000 and $2,000,000, respectively. The Company's retained liability reserves principally pertain to seven owned environmental sites and environmental management costs for those owned sites. Anticipated direct site expenditures associated with the owned sites represent approximately 44% of the total reserves and approximately $5,200,000 is reserved for the long-term professional management of the sites.

     The Company and NWI are parties to prepetition indemnity agreements ("Indemnity Agreements") with certain parties ("Indemnified Parties") whereby the Company or NWI are contractually liable to indemnify the parties to such Indemnity Agreements, related to sites owned or operated by such Indemnified Parties, or related to third party sites in which the Indemnified Parties conducted or arranged for disposal activities. The retained liability reserves relative to the prepetition Indemnity Agreements comprise approximately $13,800,000 or 41% of the retained liability reserves.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)

     On March 14, 2001, the Bankruptcy Court entered an order rejecting certain of the prepetition Indemnity Agreements. The Company and NWI are reviewing and considering rejection of other prepetition Indemnity Agreements and related prepetition Agreements.

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

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 2.0% until the expected time of payment and then discounted to present value at 7.5%. The undiscounted aggregate costs to be paid subsequent to December 30, 2000 for environmental liabilities are approximately $41,500,000. None of the product liability reserves for future expenditures have been inflated or discounted. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation. However, determination of the Company's responsibility at a particular site and the method and ultimate cost of remediation require a number of assumptions which make estimates inherently difficult, and the ultimate outcome may differ from current estimates. Current estimates of payments before recoveries by year for the next five years and thereafter are noted below (in thousands of dollars). The reserves are reduced by cash expenditures incurred at specific sites or product cases.

YEAR                                                ENVIRONMENTAL   PRODUCT    TOTAL
----                                                -------------   -------   -------
2001..............................................     $ 2,300      $  500    $ 2,800
2002..............................................       5,400         500      5,900
2003..............................................       3,600         300      3,900
2004..............................................       2,700         300      3,000
2005..............................................       2,500         200      2,700
Thereafter........................................      15,300         200     15,500
                                                       -------      ------    -------
       Total......................................     $31,800      $2,000    $33,800
                                                       =======      ======    =======

     The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92 and Statement of Position 96-1. Owners and operators of hazardous waste sites, generators and transporters of hazardous wastes are subject to claims brought by State and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at disposal locations from liable parties under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)

site. The EPA's activities under the Superfund Legislation can be expected to continue during 2001 and future years.

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of up to $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of December 30, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and 2001 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation.

     On March 27, 1995, Mr. Farley and Fruit of the Loom entered into an employment agreement, effective as of December 18, 1994, which was subsequently amended and restated as of January 6, 1999 (the "Employment Agreement"). Mr. Farley relinquished the additional duties of chief executive officer and chief operating officer in August of 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's Employment Agreement. Fruit of the Loom terminated the Employment Agreement prior to the Petition Date and, as a protective measure, rejected it by order of the Bankruptcy Court on December 30, 1999. Pursuant to the terms of the Employment Agreement, Mr. Farley had the right to defer all or a portion of his compensation in a particular year in exchange for the right to receive benefits payable (if any) under a Deferred Compensation Plan and a Rabbi Trust. The Rabbi Trust provided that, in the event Fruit of the Loom becomes a "debtor" under the Bankruptcy Code, the assets of the Rabbi Trust would be held for the benefit of Fruit of the Loom's general creditors. Nonetheless, Mr. Farley has taken the position that the Rabbi Trust and its assets should not be considered property of Fruit of the Loom's estate.

     On or about October 27, 2000, the Farley lenders commenced an action in the Supreme Court for the State of New York, County of New York, Bank of America, N.A. v. William F. Farley, Index No. 001604685, against Mr. Farley to enforce his obligations to the Farley lenders. On December 8, 2000, this action was removed to the United States District Court for the Southern District of New York. The Farley lenders assert that Mr. Farley is in default under the Farley loan agreements and seek repayment of the Farley loan pursuant to the loan agreements in an amount equal to approximately $60,000,000. The case is currently pending.

     On March 3, 2000, Fruit of the Loom moved for the entry of an order, pursuant to Sections 105 and 543 of the Bankruptcy Code (the "Turnover Motion"), directing the turnover of the cash and securities held in the Rabbi Trust (the "Rabbi Trust Assets") from Wachovia. On or about June 30, 2000, the Bankruptcy Court entered an order granting, in part, the Turnover Motion and directing that
(i) Wachovia turn over the Rabbi Trust Assets to Fruit of the Loom, (ii) Fruit of the Loom deposit the Rabbi Trust Assets in an escrow account (the "Escrow Account") and (iii) Fruit of the Loom commence an adversary proceeding seeking a declaratory judgment regarding the ownership of the Rabbi Trust Assets and Fruit of the Loom's ability to use such assets in the Reorganization Cases. As described more fully below, in furtherance of the Bankruptcy

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)

Court's order, Fruit of the Loom commenced an adversary proceeding against Mr. Farley, which is pending, and deposited the Rabbit Trust Assets into the Escrow Account.

     On July 17, 2000, Fruit of the Loom commenced an action against Mr. Farley in the Bankruptcy Court Fruit of the Loom, Inc. v. Farley, Case No. 99-04497, Adv. Proc. No. 00-724 (D. Del.) (the "Rabbi Trust Proceeding"). The Rabbi Trust Proceeding seeks a declaratory judgment that certain assets maintained and held in the Rabbi Trust are the property of Fruit of the Loom's estate and may be used immediately by Fruit of the Loom for the benefit of its estate and creditors. On August 21, 2000, Mr. Farley filed an answer and counterclaims against Fruit of the Loom.

     On August 4, 2000, Fruit of the Loom commenced an action against Mr. Farley in the Bankruptcy Court Fruit of the Loom, Inc. v. Farley, Case No. 99-04497, Adv. Proc. No. 00-276 (D. Del.) (the "Artwork Proceeding"). The Artwork Proceeding seeks the return of certain pieces of art owned by Fruit of the Loom that Fruit of the Loom contends are in the possession of Mr. Farley. On September 2, 2000, Mr. Farley filed an answer and counterclaims against Fruit of the Loom.

     On May 30, 2000, Mr. Farley commenced an adversary proceeding against Fruit of the Loom in the Bankruptcy Court Farley v. Fruit of the Loom, Inc., Case No. 99-04497, Adv. Proc. No. 00-646 (D. Del.) (the "Remedies Proceeding"). The Remedies Proceeding seeks a declaratory judgment that Mr. Farley is a third-party beneficiary of certain documents with respect to Fruit of the Loom's guarantee of the Farley loan, and thus those documents cannot be altered without his consent. Mr. Farley seeks a judgment that Fruit of the Loom is foreclosed from seeking reimbursement and repayment for payments made by Fruit of the Loom to the Farley lenders pursuant to the Farley guaranty until the Farley lenders are paid in full. Fruit of the Loom has filed an answer and counterclaim seeking, among other things, a determination that Mr. Farley is in breach of his reimbursement obligations to Fruit of the Loom and a judgment requiring him to specifically perform his obligations under the reimbursement agreement.

     On June 30, 2000, Fruit of the Loom filed a motion for summary judgment in the Remedies Proceeding. On July 21, 2000, Mr. Farley opposed Fruit of the Loom's summary judgment motion and filed a motion, pursuant to Rule 56(f) of the Federal Rules of Civil Procedure, seeking entry of an order postponing and continuing the Bankruptcy Court's consideration of Fruit of the Loom's summary judgment motion. The District Court has reserved judgment on both motions.

     On September 7, 2000, the reference for all three adversary proceedings involving Fruit of the Loom and Mr. Farley was withdrawn to the United States District Court for the District of Delaware and they were assigned to Chief Judge Robinson, effective September 27, 2000. Discovery has commenced with respect to all of the adversary proceedings.

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At December 30, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $18,800,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

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

     On September 30, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased FTL Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 against Fruit of the Loom and William F. Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of Fruit of the Loom, in the United States District Court for the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that Fruit of the Loom and Mr. Farley are also liable under Section 20(a) of the Act.

     Fruit of the Loom and counsel for the plaintiff reached agreement, so ordered by the Bankruptcy Court on November 20, 2000 (the "105 Stipulation"), to stay the New England Action and certain other proceedings at least until January 15, 2001, (which has been extended on consent) subject, among other things, to certain limited document discovery against non-parties (other than any current or former officers and directors) being permitted to proceed, and to the right of the plaintiffs to amend the complaint to add additional parties. Pursuant to the 105 Stipulation, as extended on consent, the New England Action has been stayed indefinitely as to all parties.

     In March, April and May 2000, nine putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of Fruit of the Loom, in the United States District Court for the Western District of Kentucky. The actions allege that the defendants violated section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. The nine putative class action lawsuits have been consolidated under Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTINGENT LIABILITIES -- (CONTINUED)

     The Fidel v. Farley, et al. action, is subject to a stay due to a pending motion to dismiss. In addition, this action is stayed by the 105 Stipulation. By letter dated January 19, 2001, counsel for the class action plaintiffs agreed to continue the stay under the 105 Stipulation indefinitely pending settlement discussions.

     Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

     On or about August 24, 2000, the Creditors' Committee initiated the Committee Avoidance Action against the Prepetition Secured Creditors (Adv. Proceeding No. 00-1022) by filing a complaint with the Bankruptcy Court. In the Committee Avoidance Action, the Creditors Committee alleges that: (i) the guaranties made by FTL Ltd. and the Debtor Subsidiaries of FTL Inc.'s obligations under the 1997 Credit Agreement are avoidable as fraudulently incurred obligations; (ii) the guaranties made by FTL Inc., FTL Ltd., and the debtor subsidiaries of Farley's obligations under the Farley Credit Agreement are avoidable as fraudulently incurred obligations; (iii) the grant of liens by Fruit of the Loom to support obligations owed to the Prepetition Secured Creditors are avoidable as fraudulent and/or preferential transfers; (iv) if any member of Fruit of the Loom provided to an Indenture Trustee or any Senior Noteholder any liens to support the Senior Notes pursuant to any provision of an Indenture requiring the granting of such liens "equally and ratably" to the extent liens were granted to other specified prepetition lenders to secure obligations owed to them, those liens are avoidable as fraudulent or preferential transfers; (v) any postpetition payments (or other transfers of property, including the granting of liens under the DIP Financing Order and the Adequate Protection Order) made by Fruit of the Loom to any of the Prepetition Secured Creditors on account of the obligations and liens described in the foregoing clauses (i)-(iv) should be avoided and recovered as transfers not authorized under the Bankruptcy Code or otherwise; and (vi) by reason of Prepetition Bank Lenders' conduct in shifting to the unsecured creditors the risk of loss with respect to their loans to Farley and various members of Fruit of the Loom, the Claims of the Prepetition Bank Lenders against Fruit of the Loom should be equitably subordinated to the payment in full of all unsecured claims in accordance with Bankruptcy Code section 510(c).

     The reference with regard to this adversary proceeding was withdrawn by the United States District Court for the District of Delaware, and the matter was assigned to Chief District Court Judge Sue Robinson, effective September 27, 2000.

     On January 17, 2001, the Creditors' Committee filed an amended complaint (the "Amended Complaint"), adding certain additional banks as defendants. The defendants have filed their answers to the Complaint and the Amended Complaint, denying the allegations in the Complaint and Amended Complaint and asserting various affirmative defenses. Limited discovery has been undertaken as of the date hereof.

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

and reversal are included in discontinued operations in the accompanying Consolidated Statement of Operations. In the fourth quarter of 2000, the Company recorded an additional estimated loss on the disposal of these operations of $20,200,000 as a result of lower actual realization of receivables and inventories than originally anticipated.

LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In September 1994, the Company entered into a five-year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets covered by the lease is $144,600,000. Additional liquidity of $30,400,000 expired unused on March 31, 1999. The total amount outstanding under this lease is $87,600,000 at December 30, 2000 and January 1, 2000, respectively. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments which follows excludes any payment related to the residual value guarantee which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges. As part of the Reorganization Cases, the Company is reviewing the legal status of this equipment lease (and other leases), including the issue of whether such lease should be characterized as a financing arrangement in the Reorganization Cases.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LEASE COMMITMENTS -- (CONCLUDED)

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 30, 2000 (in thousands of dollars):

                                                             CAPITALIZED    OPERATING
                                                               LEASES        LEASES
                                                             -----------    ---------
FISCAL YEAR
  2001.....................................................   $  2,800       $ 4,900
  2002.....................................................      2,800         2,900
  2003.....................................................      2,800         1,700
  2004.....................................................      2,800           600
  2005.....................................................      2,800           300
  Years subsequent to 2005.................................     36,200           300
                                                              --------       -------
Total minimum lease payments...............................     50,200       $10,700
                                                                             =======
Imputed interest...........................................    (17,400)
                                                              --------
Present value of minimum capitalized lease payments........     32,800
Current portion............................................        700
                                                              --------
Long-term capitalized lease obligations....................   $ 32,100
                                                              ========

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                           DECEMBER 30,    JANUARY 1,
                                                               2000           2000
                                                           ------------    ----------
Land.....................................................    $ 7,100        $  7,200
Buildings, structures and improvements...................     15,600          21,700
Machinery and equipment..................................        700           3,800
                                                             -------        --------
                                                              23,400          32,700
Accumulated amortization.................................     (8,600)        (17,200)
                                                             -------        --------
                                                             $14,800        $ 15,500
                                                             =======        ========

     Rental expense for operating leases amounted to $25,300,000, $46,100,000 and $38,100,000 in 2000, 1999 and 1998, respectively.

STOCK PLANS

     In the Cayman Reorganization, FTL Ltd. assumed all of the Company's stock based compensation plans. Stock Plan information for 1999 and 2000 related to Class A ordinary shares of FTL Ltd. The Company's officers and directors participate in these plans.

     BECAUSE MANAGEMENT BELIEVES THAT THE REORGANIZATION CASES WILL RESULT IN NO DISTRIBUTION TO EQUITY HOLDERS AND THAT THE CLASS A ORDINARY SHARES WILL BE CANCELLED, THE COMPANY'S COMPENSATION PLANS BASED ON CLASS A ORDINARY SHARES HAVE NO FURTHER INCENTIVE VALUE. CONSEQUENTLY, NO AWARDS HAVE BEEN GRANTED UNDER THE PLANS DISCUSSED BELOW SINCE THE REORGANIZATION CASES WERE FILED.

     FTL Ltd. has a number of compensation plans that provide a variety of stock-based incentive awards to directors, officers and key employees. Various plans provide for granting non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock awards in lieu of obligations, dividend

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PLANS -- (CONTINUED)

equivalents, other stock-based awards and performance or annual incentive awards that may be settled in cash, stock or other property. As of December 30, 2000, a total of 11,756,600 shares of FTL Ltd's Class A Ordinary Shares were reserved for issuance under these plans, including option and other awards outstanding totaling 3,595,300 shares. Each plan is administered by the Compensation Committee of FTL Ltd.'s Board of Directors (the "Compensation Committee").

     Under FTL Ltd's stock-based compensation plans, stock options may be granted to eligible employees of the Company and its subsidiaries, at a price not less than the market price on the date of grant. Options granted vest, may be exercised and expire at such time as prescribed by the Compensation Committee. No option granted is exercisable beyond ten years from the grant date. The Compensation Committee may, at its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award. Such accelerated exercisability, lapse, expiration and vesting occur automatically under certain plans in the event of a change in control of FTL Ltd.

     Following is a summary of option activity for the three years ended December 30, 2000.

                                              2000                    1999                    1998
                                      ---------------------   ---------------------   ---------------------
                                                   WEIGHTED                WEIGHTED                WEIGHTED
                                                   AVERAGE                 AVERAGE                 AVERAGE
                                       OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                      ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year......   6,361,600    $15.91     8,217,600    $24.53     6,015,400    $29.04
Granted.............................          --        --     4,470,100     10.45     4,037,100     21.00
Exercised...........................          --        --        (1,500)    10.75      (332,100)    20.59
Cancelled/expired...................  (2,857,900)    18.76    (6,324,600)    23.28    (1,502,800)    33.66
                                      ----------              ----------              ----------
Outstanding, end of year............   3,503,700     13.58     6,361,600     15.91     8,217,600     24.53
                                      ==========              ==========              ==========
Exercisable:
  At end of year....................   2,148,000     17.31     2,571,000     24.04     3,097,100     24.61
  Upon completion of additional
    service.........................   1,355,700      7.67     3,790,600     10.40     5,120,500     24.48
                                      ----------              ----------              ----------
         Total outstanding..........   3,503,700     13.58     6,361,600     15.91     8,217,600     24.53
                                      ==========              ==========              ==========
  Weighted average fair value of
    options granted during the
    year............................                   N/A                  $ 5.13                  $ 7.89
                                                    ======                  ======                  ======

     The following information is as of December 30, 2000.

                                                                          WEIGHTED
                                                              WEIGHTED    REMAINING                  WEIGHTED
                                                  OPTIONS     AVERAGE    CONTRACTUAL     OPTIONS     AVERAGE
RANGE OF EXERCISE PRICES                        OUTSTANDING    PRICE        LIFE       EXERCISABLE    PRICE
------------------------                        -----------   --------   -----------   -----------   --------
$3.06 to $14.50...............................   1,546,700     $ 4.94     6.4 Years       522,900     $ 5.06
$15.13 to $19.19..............................   1,520,800      17.22     6.0 Years     1,221,100      17.22
$23.88 to $27.06..............................     202,500      25.77     5.6 Years       194,200      25.85
$30.13 to $42.00..............................     233,700      36.48     6.1 Years       209,800      37.21
                                                 ---------                              ---------
                                                 3,503,700                              2,148,000
                                                 =========                              =========

     In 1998, the Company's Board of Directors approved the repricing of certain of the Company's stock options that had been granted to employees other than executive officers and that had exercise prices higher than the then market price of FTL Inc.'s Class A Common Stock. The Company took this action as a means of reestablishing the long-term incentive benefits for which the stock option plans were originally designed. In exchange for the previously granted stock options, the Company granted fewer new stock options at an exercise price equal to the market price of FTL Inc.'s Class A Common Stock on the date of the exchange

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PLANS -- (CONTINUED)

using a replacement formula based on the modified Black-Scholes Option Pricing Model. Consequently, the repricing resulted in no additional compensation expense to the Company. Options granted in 1998 included 720,992 options granted in the exchange.

     Following is a summary of activity in nonvested stock under the compensation plans for the three years ended December 30, 2000. Nonvested stock includes restricted stock units and performance shares granted under the plans. Nonvested stock grants generally vest over periods ranging from two to three years. The Compensation Committee may, at its discretion, accelerate the vesting of any award. Vested awards under certain plans may be settled either by issuance of FTL Ltd. Class A Ordinary Shares or in cash based on the market price of FTL Ltd. Class A Ordinary Shares on the vesting date.

                                                               2000        1999        1998
                                                             ---------   ---------   --------
Outstanding, beginning of year.............................    330,100     163,400    147,300
Granted....................................................         --     511,000    111,800
Earned upon completion of service..........................    (59,700)   (226,200)   (55,900)
Forfeited..................................................   (178,800)   (118,100)   (39,800)
                                                             ---------   ---------   --------
Outstanding, end of year...................................     91,600     330,100    163,400
                                                             =========   =========   ========
Weighted average grant date fair value of nonvested stock
  granted during the year..................................  $     N/A   $    8.57   $  15.37
                                                             =========   =========   ========

     The Company has elected to follow APB 25 and related Interpretations in accounting for stock compensation plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company records no compensation expense for options granted under any of the stock plans because the exercise price of the stock options is equal to or greater than the market price of the underlying FTL Ltd. Class A Ordinary Shares on the date granted. For other stock-based compensation awards, the Company recognized compensation costs under APB 25 totaling $2,800,000 and $1,900,000 in 1999 and 1998, respectively. Due to the Reorganization Cases, no compensation cost was recorded in 2000.

     FAS 123 requires the Company to disclose pro forma net earnings determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994, under the fair value method of that statement. The fair values of options under FAS 123 were estimated at each grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.39% in 1999, and 4.81% in 1998, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of .59 in 1999 and .45 in 1998, and an expected option life of four years in 1999 and five years in 1998.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PLANS -- (CONCLUDED)

     For the following pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period (in thousands of dollars, except per share information):

                                                               2000        1999        1998
                                                             ---------   ---------   --------
Pro forma net earnings (loss)..............................  $(228,400)  $(661,900)  $123,300

STOCKHOLDERS' EQUITY

     In connection with the Cayman Reorganization, all outstanding shares of Class A common stock of FTL Inc. were automatically converted into Class A ordinary shares of FTL Ltd., and all outstanding shares of Class B common stock of FTL Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL Inc. (the "FTL Inc. Preferred Stock"). The holders of the FTL Inc. Preferred Stock also received, in the aggregate, four Class B redeemable ordinary shares of FTL Ltd. The minority interest resulting from issuance of the FTL Inc. Preferred Stock has been recorded based on the liquidation preference of $71,700,000. Holders of the FTL Inc. Preferred Stock will receive no distribution under the Reorganization Plan if approved. The Disclosure Statement filed on March 15, 2001 did not provide any recovery to FTL Inc.'s equity security holders. Accordingly, management believes that current equity security holders (common or preferred stock) will not receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

     The FTL Inc. Preferred Stock (5,229,421 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL Inc. Class B common stock based upon the $13.71 average closing price of FTL Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL Inc. common stock, (v) participates with the holders of FTL Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and (vii) has the right to vote on all matters put to a vote of the holders of FTL Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis.

     The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 30, 2000 and January 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL Inc. reported losses throughout 2000 and 1999, the minority interest participation was limited to the fixed preferred dividends of $3,200,000 in 2000 and $2,700,000 in 1999. The Company paid no dividends in 2000 and paid dividends in 1999 aggregating $1,900,000 to the holders of the FTL Inc. Preferred Stock. The Company ceased paying dividends on the FTL Inc. Preferred Stock subsequent to the third quarter of 1999.

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

Exchangeable Preferred Stock

     The holders of FTL Inc. Preferred Stock (all of which is held by Mr. Farley and Farley Inc.) are entitled to vote on all matters put to a vote of the holders of FTL Inc. common stock, voting together with such holders a single class and are entitled to the number of votes which such holder would have on an as converted basis, provided, however, that if dividends on the FTL Inc. Preferred Stock are in arrears for six or more quarters, then the holders of the FTL Inc. Preferred Stock shall have the right, voting separately as a class, to elect one additional member to the Board of Directors of FTL Inc. (the "Preferred Stock Director"). The Preferred Stock Director shall be the sole member of a special committee of the Board of Directors of FTL Inc., the only purpose of which will be to declare dividends on the FTL Inc. Preferred Stock. The special committee, however, will not be permitted to declare dividends on the FTL Inc. Preferred Stock if such a payment would be or cause a default or an event of default under any debt agreement of FTL Inc. or any of its affiliates. At January 1, 2000, holders of FTL Inc. Preferred Stock have approximately 6.9% of the total voting rights of the Company.

     Holders of FTL Inc. Preferred Stock are entitled to receive cumulative preferred cash dividends of 4.5% per annum of the liquidation preference of such FTL Inc. Preferred Stock (the "Preferred Stock Dividend"). The Preferred Stock Dividend is paid to the holders of FTL Inc. Preferred Stock on a quarterly basis. In addition to the Preferred Stock Dividend, holders of FTL Inc. Preferred Stock are entitled to participate with the holders of the common stock with respect to all other dividends declared by the Board of Directors of FTL Inc. on an as converted basis in accordance with the terms of conversion.

     The certificate of incorporation of FTL Inc. provides that dividends, other than the Preferred Stock Dividend, may be declared only by a committee of the Board of Directors of FTL Inc., consisting entirely of directors who are not affiliates of Mr. Farley or employees of FTL Inc. or its affiliates.

Common Stock

     As a result of the Cayman Reorganization, all outstanding shares of FTL Inc. Class A Common Stock were converted to shares of the Company's new class of $.01 par value common stock and are held by FTL Ltd. The FTL Inc. Class B Common Stock was cancelled upon conversion to FTL Inc. Preferred Stock.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCKHOLDERS' EQUITY -- (CONCLUDED)

Common Stock -- (Concluded)

     The components of other comprehensive income are as follows (in thousands of dollars):

                                                                            UNREALIZED
                                                 CURRENCY      MINIMUM    (GAIN) LOSS ON
                                                TRANSLATION    PENSION    AVAILABLE-FOR-
                                                ADJUSTMENTS   LIABILITY   SALE SECURITIES    TOTAL
                                                -----------   ---------   ---------------   --------
Balance, December 31, 1997....................   $(37,000)    $   (600)      $     --       $(37,600)
Currency translation adjustment...............     (6,400)                                    (6,400)
Minimum pension liability adjustment..........                 (10,400)                      (10,400)
                                                 --------     --------       --------       --------
Balance, January 2, 1999......................    (43,400)     (11,000)            --        (54,400)
Currency translation adjustment...............    (18,300)                                   (18,300)
Minimum pension liability adjustment..........                  11,000                        11,000
Unrealized gains on available-for-sale
  securities..................................                                 10,300         10,300
                                                 --------     --------       --------       --------
Balance, January 1, 2000......................    (61,700)          --         10,300        (51,400)
Currency translation adjustment...............    (12,600)                                   (12,600)
Unrealized gains on available-for-sale
  securities Holding gain.....................                                  5,100          5,100
Gain reclassified to net income...............                                (10,900)       (10,900)
                                                 --------     --------       --------       --------
Balance, December 30, 2000....................   $(74,300)    $     --       $  4,500       $(69,800)
                                                 ========     ========       ========       ========

OPERATING SEGMENTS

     The Company manufactures and markets basic family apparel with operations in the Americas and in Europe. North America is the Company's principal market, comprising more than 80% of consolidated net sales to unrelated parties in each of the last three years. For the North American market, capital intensive spinning, knitting and cutting operations are located in the United States. In July 1999, the Company sold its labor intensive sewing and finishing operations located in Central America, Mexico and the Caribbean to FTL Ltd. as part of the Cayman Reorganization. As a result, the Company sells cut cloth to these affiliates and, in turn, purchases finished garments from them, principally for the North American market. For the European market, manufacturing operations are concentrated in Ireland, but labor intensive operations are located in Morocco.

     In North America, the Company is organized into two operating segments based on the products it offers. These segments are Retail Products and Activewear, the Company's historic core businesses. The Company's former Sports & Licensing segment is reported as discontinued operations in the accompanying Consolidated Statement of Operations. Management allocates promotional efforts, working capital, and manufacturing and distribution capacity based on its assessment of segment operating results and market conditions. In Europe the Company is organized into a single geographic operating segment. Employing an entirely separate management team, the Company produces and sources a different mix of garments in Ireland and Morocco for sale in Europe.

     Retail Products are offered principally under the FRUIT OF THE LOOM and BVD brand names through major discount and mass merchandisers, wholesale clubs and other retailers. The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and fashion underwear. Casualwear offerings include a selection of basic styles of jersey and fleece tops, shorts and bottoms selections for each of the men's, women's, boys' and girls' categories. Women's and girls' underwear

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING SEGMENTS -- (CONTINUED)

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

     Consolidated net sales and operating earnings (loss) in the following tables correspond to Net sales and Operating earnings (loss) in the Company's Consolidated Statement of Operations. Segment and other detail are derived from the Company's internal management reporting system. Other net sales consist of external sales of yarn and cloth. Other operating earnings consist of margin on external sales of yarn and cloth and net external royalty income. Nonrecurring items relate to the 1999 and 1997 special charges and finalization of certain estimates included in special charges. See "SPECIAL CHARGES." Affiliates net sales and operating earnings (loss) reflect transactions with sewing and finishing operations sold to FTL Ltd. in July 1999 as part of the Cayman Reorganization.

     The accounting policies of the reportable segments are the same as those described in "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The Company evaluates performance and allocates resources based on operating income. The Company does not allocate interest expense to reportable segments.

     Total foreign net sales from unrelated parties as a percentage of consolidated net sales from unrelated parties totaled 16.5% in 2000, 16.7% in 1999 and 18.1% in 1998. Sales to unrelated parties in the United Kingdom exceeded 5% of consolidated net sales in 1998 (5.1%). Sales to one Retail Products customer amounted to approximately 24.7%, 22.6% and 18.4% of net sales to unrelated parties in 2000, 1999 and 1998, respectively. Additionally, sales to a second Retail Products customer amounted to approximately 11.0%, 13.9% and 13.0% of net sales to unrelated parties in 2000, 1999 and 1998, respectively.

                                                                              OPERATING
                                               NET SALES                   EARNINGS (LOSS)
                                     ------------------------------   --------------------------
                                       2000       1999       1998      2000      1999      1998
                                     --------   --------   --------   -------   -------   ------
                                                           ($ IN MILLIONS)
Retail Products....................  $  911.1   $1,027.1   $1,000.2   $  75.6   $  26.8   $ 93.9
Activewear.........................     464.0      510.4      641.4     (30.2)     (4.8)    77.0
Europe.............................     174.0      212.9      268.7       4.1     (24.5)    29.7
Other..............................       0.7       34.4       31.7      19.2      16.1     15.8
Goodwill amortization..............        --         --         --     (24.6)    (24.6)   (24.6)
Nonrecurring items.................        --         --         --     (88.3)   (281.3)    15.3
                                     --------   --------   --------   -------   -------   ------
Subtotal -- unrelated parties......   1,549.8    1,784.8    1,942.0     (44.2)   (292.3)   207.1
Affiliates.........................     809.5      499.4         --     (99.0)    (96.2)      --
                                     --------   --------   --------   -------   -------   ------
Consolidated.......................  $2,359.3   $2,284.2   $1,942.0   $(143.2)  $(388.5)  $207.1
                                     ========   ========   ========   =======   =======   ======

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

     Consolidated long-lived assets, consisting of property, plant and equipment, goodwill and other noncurrent assets, excluding deferred tax assets, financial instruments and net assets of discontinued operations, totaled $876,400,000 at December 30, 2000, $1,047,700,000 at January 1, 2000 and
$1,273,400,000 at January 2, 1999. Long-lived assets in foreign countries (consisting of property, plant and equipment) as a percentage of consolidated totaled 7.2% at December 30, 2000, 6.8% at January 1, 2000 and 13.3% at January 2, 1999.

                                                   TOTAL ASSETS            CAPITAL EXPENDITURES
                                          ------------------------------   ---------------------
                                            2000       1999       1998     2000    1999    1998
                                          --------   --------   --------   -----   -----   -----
                                                             ($ IN MILLIONS)
Retail Products.........................  $  331.7   $  392.8   $  327.1   $  --   $  --   $  --
Activewear..............................     224.3      222.7      264.9      --      --      --
Unallocated Retail Products and
  Activewear............................   1,082.0    1,227.2    1,540.4    22.7    29.2    34.0
Europe..................................     147.7      199.6      276.0     1.8     4.4     7.6
Sale of accounts receivable.............        --         --     (186.5)     --      --      --
                                                                           -----   -----   -----
Net assets of discontinued operations...        --       41.1       57.1
                                          --------   --------   --------
Consolidated............................  $1,785.7   $2,083.4   $2,279.0   $24.5   $33.6   $41.6
                                          ========   ========   ========   =====   =====   =====

                                                                   DEPRECIATION
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
Retail Products.............................................  $37.5    $43.8    $39.6
Activewear..................................................   16.8     19.6     24.0
Europe......................................................    9.6     11.6      8.9
                                                              -----    -----    -----
Consolidated................................................  $63.9    $75.0    $72.5
                                                              =====    =====    =====

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PENSION PLANS

     The following table sets forth the changes in the pension benefit obligation and fair value of plan assets, the amounts recognized in the Company's Consolidated Balance Sheet and the funded status of the plans (in thousands of dollars):

                                                                2000       1999
                                                              --------   --------
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $247,000   $266,900
Service cost................................................     8,100      8,200
Interest cost...............................................    18,000     17,800
Plan participants' contributions............................       300        500
Actuarial (gain) loss.......................................     5,300    (21,300)
Foreign currency translation................................      (300)      (900)
Benefits paid...............................................   (18,000)   (24,200)
                                                              --------   --------
Projected benefit obligation at end of year.................  $260,400   $247,000
                                                              ========   ========
Change in plan assets:
Fair value of plan assets at beginning of year..............  $273,200   $202,100
Actual return on plan assets................................     4,000     91,700
Employer contribution.......................................     6,600      4,000
Plan participants' contributions............................       300        500
Foreign currency translation................................      (400)      (900)
Benefits paid...............................................   (18,000)   (24,200)
                                                              --------   --------
Fair value of plan assets at end of year....................  $265,700   $273,200
                                                              ========   ========
Funded status...............................................  $  5,300   $ 26,200
Unrecognized net actuarial gain.............................   (27,200)   (50,100)
Unrecognized prior service cost.............................     1,800      2,100
Accrued unrecognized net transition asset...................      (700)    (1,700)
                                                              --------   --------
Net amount recognized.......................................  $(20,800)  $(23,500)
                                                              ========   ========
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension cost........................................  $  1,300   $  1,100
Accrued benefit liability...................................   (22,200)   (25,200)
Intangible asset............................................       100        600
                                                              --------   --------
Net amount recognized.......................................  $(20,800)  $(23,500)
                                                              ========   ========

                                                               YEAR ENDED    YEAR ENDED
                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
Weighted-average assumptions:
  Discount rate.............................................      7.5%           7.5%
  Rates of increase in compensation levels..................      4-7%           4-7%
  Expected long-term rate of return on assets...............       10%            10%

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PENSION PLANS -- (CONCLUDED)

                                                                        YEAR ENDED
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Components of net periodic benefit cost:
  Service cost -- benefits earned during the period.........  $  8,100   $  8,200   $  9,700
  Interest cost on projected benefit obligation.............    18,000     17,800     17,900
  Expected return on plan assets............................   (20,900)   (18,700)   (19,300)
  Amortization of unrecognized net (gain)/loss..............      (200)     1,300        600
  Amortization of prior service cost........................       300        300        500
  Amortization of unrecognized January 1, 1987 net
     transition asset.......................................    (1,200)    (1,200)      (900)
  Curtailment loss..........................................        --         --       (100)
                                                              --------   --------   --------
  Net periodic pension cost.................................  $  4,100   $  7,700   $  8,400
                                                              ========   ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligations in excess of plan assets were $3,247,676, $2,859,733 and $0, respectively, as of December 30, 2000, and $3,101,776, $2,933,591 and $0,
respectively, as of January 1, 2000.

     In April 1998, Acme Boot and the Company signed an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") which settled a dispute between Acme and the PBGC as to whether Acme Boot was a member of the Company's "Control Group" for ERISA purposes as of May 21, 1993 and thus whether the Company was liable to the PBGC for the unfunded benefit liabilities of the Acme Boot Company, Inc. Pension Plan (the "Acme Plan"). Under the terms of the agreement, the Company assumed the Acme Plan on June 26, 1998.

     Included in the plan assets at December 30, 2000 and January 1, 2000 were 0 and 426,842 shares (with a cost of $3,400,000 and a market value of $614,000) of FTL Ltd. Class A Ordinary Shares.

     The Company sponsors a 401(k) defined contribution plan for all non-highly compensated domestic salaried employees. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the United States Internal Revenue Service (the "IRS"). The Company makes matching contributions which equal 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this plan amounted to $500,000, $600,000 and $800,000 during 2000, 1999 and 1998, respectively.

     The Company also sponsors a 401(k) defined contribution plan for all of its domestic hourly employees except for those employees covered by a collective bargaining agreement unless such agreement provides for eligibility. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the IRS. The Company does not match employee contributions.

DEPRECIATION EXPENSE

     Depreciation expense, including amortization of capital leases, approximated $63,900,000, $75,000,000 and $72,500,000 in 2000, 1999, and 1998,
respectively.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING EXPENSE

     Advertising, which is expensed as incurred, approximated $1,900,000, $22,100,000 and $54,700,000 in 2000, 1999 and 1998, respectively.

INCOME TAXES

     Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
Income tax provision on earnings (loss) from continuing
  operations................................................   $(114,000)     $37,200       $7,200
Discontinued operations.....................................      11,900           --           --
                                                               ---------      -------       ------
Total income tax provision..................................   $(102,100)     $37,200       $7,200
                                                               =========      =======       ======

     Included in earnings (loss) from continuing operations before income tax provision are foreign earnings (loss) of $(20,100,000), $900,000 and $146,700,000 in 2000, 1999 and 1998, respectively. These amounts include foreign taxable losses of $9,300,000, $63,500,000 and $3,400,000 in 2000, 1999 and 1998,
respectively.

     The components of income tax provision related to earnings (loss) from continuing operations were as follows (in thousands of dollars):

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
Current:
  Federal...................................................   $(111,400)     $    --      $10,300
  State.....................................................      (5,000)          --        1,200
  Foreign...................................................       2,200          500        1,800
                                                               ---------      -------      -------
Total current...............................................    (114,200)         500       13,300
                                                               ---------      -------      -------
Deferred:
  Federal...................................................          --       36,700       (6,500)
  State.....................................................          --           --           --
  Foreign...................................................         200           --          400
                                                               ---------      -------      -------
Total deferred..............................................         200       36,700       (6,100)
                                                               ---------      -------      -------
Total income tax provision..................................   $(114,000)     $37,200      $ 7,200
                                                               =========      =======      =======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES -- (CONTINUED)

     The income tax rate on earnings (loss) from continuing operations differed from the applicable statutory rate as follows:

                                                               YEAR ENDED
                                                ----------------------------------------
                                                DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                    2000           2000          1999
                                                ------------    ----------    ----------
Applicable statutory rate.....................     (35.0)%        (35.0)%        35.0%
Deferred tax asset valuation allowance........      10.9           35.4          (4.2)
Reversal of income tax accruals...............     (36.6)            --            --
Foreign operating earnings....................       7.2            1.5         (36.1)
Goodwill amortization.........................       2.7            1.6           7.2
State income taxes, net of U.S. Federal tax
  benefit.....................................      (0.2)          (0.5)          2.9
Other -- net..................................      15.1            3.8           1.2
                                                   -----          -----         -----
Effective rate................................     (35.9)%          6.8%          6.0%
                                                   =====          =====         =====

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $415,300,000 at December 30, 2000. $295,200,000 of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the other foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, of approximately $104,500,000 would be due, a portion of which may be offset for financial statement reporting purposes by the reduction of the valuation allowance provided against deferred tax assets.

     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
Depreciation and amortization...............................   $ 159,700     $ 158,100
Items includible in future tax years........................     122,200       124,600
                                                               ---------     ---------
  Gross deferred tax liabilities............................     281,900       282,700
                                                               ---------     ---------
Inventory valuation reserves................................     (46,600)      (54,400)
Accrued employee benefit expenses...........................     (29,600)      (35,900)
Acquired tax benefits and basis differences.................     (18,100)      (38,900)
Allowance for possible losses on receivables................      (5,100)       (5,200)
Fixed asset impairment......................................    (106,300)      (82,300)
Residual value guarantees of leased equipment...............     (14,300)      (22,900)
NOL and tax credit carryforwards............................    (211,000)     (187,200)
Items deductible in future tax years........................    (145,100)     (124,000)
                                                               ---------     ---------
  Gross deferred tax assets.................................    (576,100)     (550,800)
                                                               ---------     ---------
  Valuation allowance.......................................     294,200       268,100
                                                               ---------     ---------
Net deferred tax (asset) liability..........................   $      --     $      --
                                                               =========     =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES -- (CONTINUED)

     Due to the operating loss generated for 2000, the continuing Reorganization Cases, and the present inability under the Reorganization Cases to implement certain tax planning strategies, the Company recorded a deferred tax asset valuation allowance of $294,200,000 as of December 30, 2000 to fully reserve all net deferred tax assets.

     The Company has regular net operating loss carryforwards for U.S. income tax purposes of approximately $549,600,000 that expire between 2007 and 2020. The Company has alternative minimum tax net operating loss carryforwards for U.S. income tax purposes of approximately $543,400,000 that expire between 2018 and 2020. Of the regular net operating loss carryforward for U.S. tax purposes, $500,000 is subject to separate return limitation year ("SRLY") provisions of the U.S. Internal Revenue Code which permit the offset of the SRLY net operating losses only against the future taxable income of those subsidiaries which generated the SRLY net operating losses. The Company also has alternative minimum tax credit carryforwards for U.S. income tax purposes of approximately $18,100,000 that have an unlimited carryforward period. Finally, the Company has approximately $500,000 of research and development and foreign tax credit carryforwards that expire between 2000 and 2003.

     Implementation of the Reorganization Plan will result in a change in ownership of the Company for federal income tax purposes. As a result, the Company's net operating loss carryforwards and certain other tax attributes allocable to periods ending on or prior to the effective date of the Reorganization Plan will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code. Assuming an appropriate election is made, the amount of the annual limitation to which the Company would be subject generally should be equal to the product of (i) the lesser of the value of the equity of the Company immediately after the ownership change or the value of the Company's consolidated gross assets immediately before such change (with certain adjustments) and (ii) the "long-term tax exempt rate" in effect for the month in which the ownership change occurs. In addition, the Company will realize cancellation of indebtedness income ("CODI") upon implementation of the Reorganization Plan, which will require the Company to reduce certain of its tax attributes, including net operating loss carryforwards, by the amount of the CODI it realizes. The Company is currently unable to determine the amount of CODI or the reduction of net operating loss carryforwards and tax attributes that will be caused by the CODI.

     As a result of the Reorganization Cases and the favorable completion of an IRS and various state tax audits for tax years through January 2, 1999, the Company reversed, during the fourth quarter of 2000, net excess income tax liabilities (including discontinued operations) totaling approximately $104,000,000, which reduced income tax expense in 2000.

     Cash refunds of income taxes totaled $2,300,000, $7,000,000 and $60,000,000 in 2000, 1999 and 1998, respectively.

OTHER INCOME (EXPENSE)-NET

     Significant expense items in net other expense in 2000 included adequate protection expense of $5,700,000 related to the Company's guarantee of personal indebtedness of Mr. Farley, bank fees of $2,900,000 and currency translation expense of $4,200,000. Net gains on sales of marketable securities investments totaled $14,800,000. Net other expense in 1999 included a $30,000,000 charge for a loss contingency related to the Company's guarantee of personal indebtedness of Mr. Farley and $16,900,000 for debt and other fees and debt waivers (which include the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization). In addition, net other expense in 1999 included the write-off of the $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation settlement in

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER INCOME (EXPENSE)-NET -- (CONCLUDED)

Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000 and accounts receivable securitization costs of $8,800,000. Of the total, $64,500,000 are considered special charges and are discussed under "SPECIAL CHARGES." These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. Principal components of net other income in 1998 included $8,000,000 recognized on a business interruption insurance claim, $6,400,000 from settlement of the Acme Boot debt guarantees and net gains of $5,800,000 from property disposals, partially offset by accounts receivable securitization costs of $11,900,000. The Company's receivable securitization program is discussed under "SALE OF ACCOUNTS RECEIVABLE."

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBTOR FINANCIAL STATEMENTS

     The following represents the consolidation of the Company and its Debtor subsidiaries as of and for the years ended December 30, 2000, and January 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
                                                              (IN THOUSANDS OF DOLLARS)
                           ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....   $   93,100    $   18,200
  Notes and accounts receivable (less allowance for possible
    losses of $34,100,000 and $23,600,000, respectively)....       94,000       179,500
  Inventories
    Finished goods..........................................      392,700       421,900
    Work in process.........................................       66,800        94,100
    Materials and supplies..................................       23,700        44,400
                                                               ----------    ----------
        Total inventories...................................      483,200       560,400
  Net assets of discontinued operations.....................           --        41,100
  Other.....................................................       18,200         6,600
                                                               ----------    ----------
        Total current assets................................      688,500       805,800
                                                               ----------    ----------
Property, Plant and Equipment...............................      870,000       923,300
  Less accumulated depreciation.............................      699,200       657,000
                                                               ----------    ----------
        Net property, plant and equipment...................      170,800       266,300
                                                               ----------    ----------
Other Assets
  Goodwill (less accumulated amortization of $376,700,000
    and $352,100,000, respectively).........................      606,600       631,200
  Investment in nondebtor subsidiaries......................      274,500       295,400
  Receivable from nondebtor subsidiaries....................       85,800        52,200
  Other.....................................................       76,000       117,800
                                                               ----------    ----------
        Total other assets..................................    1,042,900     1,096,600
                                                               ----------    ----------
                                                               $1,902,200    $2,168,700
                                                               ==========    ==========
           LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
  Current maturities of long-term debt......................   $  745,700    $  635,200
  Trade accounts payable....................................       21,700         7,000
  Net liabilities of discontinued operations................        5,100            --
  Other accounts payable and accrued expenses...............      211,500       109,200
                                                               ----------    ----------
        Total current liabilities...........................      984,000       751,400
                                                               ----------    ----------
Noncurrent Liabilities
  Long-term debt............................................      385,800       556,300
  Net liabilities of discontinued operations................       11,900         9,400
  Affiliate notes and accounts payable......................       81,600            --
  Other.....................................................       11,500        37,800
                                                               ----------    ----------
        Total noncurrent liabilities........................      490,800       603,500
                                                               ----------    ----------
Liabilities Subject to Compromise
  Unrelated parties.........................................      540,700       683,000
  Affiliates................................................      606,200       606,200
                                                               ----------    ----------
                                                                1,146,900     1,289,200
                                                               ----------    ----------
Exchangeable Preferred Stock................................       71,700        71,700
                                                               ----------    ----------
Common Stockholder's Deficit................................     (791,200)     (547,100)
                                                               ----------    ----------
                                                               $1,902,200    $2,168,700
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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBTOR FINANCIAL STATEMENTS -- (CONTINUED)

                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEAR ENDED
                                                              --------------------------
                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
                                                              (IN THOUSANDS OF DOLLARS)
Net Sales
  Unrelated parties.........................................   $1,296,700     $1,494,000
  Affiliates................................................      854,200      1,013,500
                                                               ----------     ----------
                                                                2,150,900      2,507,500
                                                               ----------     ----------
Cost of Sales
  Unrelated parties.........................................    1,111,000      1,452,700
  Affiliates................................................      968,300      1,189,800
                                                               ----------     ----------
                                                                2,079,300      2,642,500
                                                               ----------     ----------
  Gross earnings (loss).....................................       71,600       (135,000)
Selling, general and administrative expenses................      187,800        243,600
Goodwill amortization.......................................       24,600         24,600
                                                               ----------     ----------
  Operating loss............................................     (140,800)      (403,200)
Interest expense............................................     (121,800)       (93,800)
Equity in earnings (loss) of nondebtor subsidiaries.........       (8,300)        10,300
Other income (expense) -- net...............................        1,000        (61,500)
                                                               ----------     ----------
  Loss from continuing operations before reorganization
     items and income tax provision.........................     (269,900)      (548,200)
Reorganization items........................................      (48,200)        (3,000)
                                                               ----------     ----------
  Loss from continuing operations before income tax
     provision..............................................     (318,100)      (551,200)
Income tax provision........................................     (115,200)        33,500
                                                               ----------     ----------
  Loss from continuing operations...........................     (202,900)      (584,700)
  Discontinued operations -- Sports & Licensing
     Loss from operations...................................       (2,600)       (37,600)
     Estimated loss on disposal.............................      (20,200)       (47,500)
                                                               ----------     ----------
     Net loss...............................................   $ (225,700)    $ (669,800)
                                                               ==========     ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED
                                                              --------------------------
                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations...........................  $  (202,900)    $(584,700)
  Adjustments to reconcile to net operating cash flows:
     Equity in earnings (loss) of nondebtor subsidiaries....        8,300       (10,300)
     Depreciation and amortization..........................       96,100       101,600
     Deferred income tax provision..........................           --        36,700
     Decrease (increase) in working capital.................      234,300      (134,700)
     (Gain) loss on sale of marketable equity securities....      (14,800)          600
     Net decrease in liabilities subject to compromise......     (142,300)           --
     Consolidation of operations -- writedowns and
      reserves..............................................       59,800            --
     Cash flows of discontinued operations..................       25,400       (47,800)
     Other -- net...........................................       38,700        38,800
                                                              -----------     ---------
       Net operating cash flows before reorganization
        items...............................................      102,600      (599,800)
     Net cash used for reorganization items.................      (29,000)           --
                                                              -----------     ---------
       Net operating cash flows.............................       73,600      (599,800)
                                                              -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (22,200)      (22,400)
  Proceeds from sale of Gitano..............................       18,100            --
  Proceeds from sale of marketable equity securities........       16,600         6,100
  Proceeds from asset sales.................................        6,500        19,700
  Affiliate notes and accounts receivable...................      (33,600)      (26,600)
  Other -- net..............................................         (800)      (17,800)
                                                              -----------     ---------
       Net investing cash flows.............................      (15,400)      (41,000)
                                                              -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  DIP financing proceeds....................................    1,381,200       152,200
  DIP financing payments....................................   (1,443,700)           --
  Proceeds from issuance of long-term debt..................           --       240,100
  Proceeds under line-of-credit agreements..................           --       707,800
  Payments under line-of-credit agreements..................           --      (486,800)
  Principal payments on long-term debt and capital leases...         (600)     (270,000)
  Affiliate notes and accounts payable......................       79,800       315,300
  Preferred dividends.......................................           --        (1,900)
                                                              -----------     ---------
       Net financing cash flows.............................       16,700       656,700
                                                              -----------     ---------
Net increase in cash and cash equivalents (including
  restricted cash)..........................................       74,900        15,900
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................       18,200         2,300
                                                              -----------     ---------
Cash and cash equivalents (including restricted cash) at end
  of period.................................................  $    93,100     $  18,200
                                                              ===========     =========

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

     The supplemental guarantor condensed consolidating financial statements present:

          (a) Supplemental condensed consolidating balance sheets as of December 30, 2000 and January 1, 2000, and supplemental condensed consolidating summaries of operations and cash flows for each of the three years ended, December 30, 2000, January 1, 2000 and January 2, 1999;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 30, 2000

                                                COMBINED        COMBINED                       ELIMINATIONS
                                              NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                              SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                              -------------   ------------   -------------   -----------------   ------------
                                                                         (IN THOUSANDS OF DOLLARS)
ASSETS
Current Assets
  Cash and cash equivalents (including
    restricted cash)........................    $ 33,000      $    17,800     $   80,400        $                 $  131,200
  Notes and accounts receivable (less
    allowance for possible losses of
    $44,800)................................      38,100          104,100            200                             142,400
  Inventories
    Finished goods..........................      62,400          392,400             --                             454,800
    Work in process.........................       7,300           71,600             --                              78,900
    Materials and supplies..................       5,500           24,800             --                              30,300
                                                --------      -----------     ----------        -----------       ----------
        Total inventories...................      75,200          488,800             --                             564,000
  Other.....................................       5,500           18,400          2,000                              25,900
                                                --------      -----------     ----------        -----------       ----------
        Total currents assets...............     151,800          629,100         82,600                             863,500
                                                --------      -----------     ----------        -----------       ----------
Property, Plant and Equipment...............     142,600          874,600          5,200                           1,022,400
Less accumulated depreciation...............      80,800          699,700          2,600                             783,100
                                                --------      -----------     ----------        -----------       ----------
  Net property, plant and equipment.........      61,800          174,900          2,600                             239,300
                                                --------      -----------     ----------        -----------       ----------
Other assets
  Goodwill (less accumulated amortization of
    $376,700)...............................          --           27,500        579,100                             606,600
  Affiliate notes and accounts
    receivable -- net.......................          --               --      1,202,800         (1,202,800)              --
  Investment in subsidiaries................          --          135,100             --           (135,100)              --
  Other.....................................       1,400           30,500         44,400                              76,300
                                                --------      -----------     ----------        -----------       ----------
        Total other assets..................       1,400          193,100      1,826,300        $(1,337,900)         682,900
                                                --------      -----------     ----------        -----------       ----------
                                                $215,000      $   997,100     $1,911,500        $(1,337,900)      $1,785,700
                                                ========      ===========     ==========        ===========       ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
  (DEFICIT)
Current Liabilities
  Current maturities of long-term debt......    $    700      $        --     $  745,700        $                 $  746,400
  Trade accounts payable....................       7,100           24,400             --                              31,500
  Net liabilities of discontinued
    operations..............................          --            5,100             --                               5,100
  Other accounts payable and accrued
    expenses................................      18,100          133,100         81,600                             232,800
                                                --------      -----------     ----------        -----------       ----------
        Total current liabilities...........      25,900          162,600        827,300                           1,015,800
                                                --------      -----------     ----------        -----------       ----------
Noncurrent Liabilities
  Long-term debt............................      24,400            7,700        378,200                             410,300
  Losses in excess of investment in
    subsidiaries............................          --               --      1,096,300         (1,096,300)              --
  Net liabilities of discontinued
    operations..............................          --           11,900             --                              11,900
  Affiliate notes and accounts payable......      29,500        1,302,000             --         (1,202,800)         128,700
  Other.....................................         100           11,300            100                              11,500
                                                --------      -----------     ----------        -----------       ----------
        Total noncurrent liabilities........      54,000        1,332,900      1,474,600         (2,299,100)         562,400
                                                --------      -----------     ----------        -----------       ----------
Liabilities Subject to Compromise
  Unrelated parties.........................          --          211,600        329,100                             540,700
  Affiliates................................          --          386,300             --                             386,300
                                                --------      -----------     ----------        -----------       ----------
                                                      --          597,900        329,100                             927,000
                                                --------      -----------     ----------        -----------       ----------
Exchangeable Preferred Stock................          --               --         71,700                              71,700
                                                --------      -----------     ----------        -----------       ----------
Common Stockholder's Equity (Deficit).......     135,100       (1,096,300)      (791,200)           961,200         (791,200)
                                                --------      -----------     ----------        -----------       ----------
                                                $215,000      $   997,100     $1,911,500        $(1,337,900)      $1,785,700
                                                ========      ===========     ==========        ===========       ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)
           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS
                          YEAR ENDED DECEMBER 30, 2000

                                    COMBINED        COMBINED                       ELIMINATIONS
                                  NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                  SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                  -------------   ------------   -------------   -----------------   ------------
                                                             (IN THOUSANDS OF DOLLARS)
Net sales
  Unrelated parties.............    $231,500       $1,318,300      $      --         $     --         $1,549,800
  Affiliates....................          --          845,400             --          (35,900)           809,500
                                    --------       ----------      ---------         --------         ----------
                                     231,500        2,163,700             --          (35,900)         2,359,300
                                    --------       ----------      ---------         --------         ----------
Cost of sales
  Unrelated parties.............     180,100        1,121,200             --               --          1,301,300
  Affiliates....................          --          963,900             --          (35,900)           928,000
                                    --------       ----------      ---------         --------         ----------
                                     180,100        2,085,100             --          (35,900)         2,229,300
                                    --------       ----------      ---------         --------         ----------
  Gross earnings (loss).........      51,400           78,600             --                             130,000
Selling, general and
  administrative expenses.......      53,400          189,100          6,100                             248,600
Goodwill amortization...........          --            1,000         23,600                              24,600
                                    --------       ----------      ---------         --------         ----------
  Operating loss................      (2,000)        (111,500)       (29,700)                           (143,200)
Interest income (expense).......      (2,500)            (800)      (121,000)                           (124,300)
Affiliated interest income
  (expense).....................      (2,900)        (139,600)       142,500                                  --
Equity in losses of
  subsidiaries..................          --           (9,000)      (339,000)         348,000                 --
Other income (expense) -- net...        (400)           9,800        (10,600)                             (1,200)
                                    --------       ----------      ---------         --------         ----------
  Loss from continuing
     operations before
     reorganization items and
     income tax provision.......      (7,800)        (251,100)      (357,800)         348,000           (268,700)
Reorganization items............          --           (4,100)       (44,100)                            (48,200)
                                    --------       ----------      ---------         --------         ----------
Loss from continuing operations
  before income tax provision...      (7,800)        (255,200)      (401,900)         348,000           (316,900)
Income tax provision............       1,200           61,000       (176,200)                           (114,000)
                                    --------       ----------      ---------         --------         ----------
Loss from continuing
  operations....................      (9,000)        (316,200)      (225,700)         348,000           (202,900)
Discontinued operations--Sports
  & Licensing
  Loss from operations..........          --           (2,600)            --                              (2,600)
  Estimated loss on disposal....          --          (20,200)            --                             (20,200)
                                    --------       ----------      ---------         --------         ----------
Net earnings (loss).............    $ (9,000)      $ (339,000)     $(225,700)        $348,000         $ (225,700)
                                    ========       ==========      =========         ========         ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                          YEAR ENDED DECEMBER 30, 2000

                                         COMBINED        COMBINED                       ELIMINATIONS
                                       NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                       SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                       -------------   ------------   -------------   -----------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations....   $    (9,000)   $  (316,200)    $  (225,700)      $   348,000      $  (202,900)
  Adjustments to reconcile to net
    operating cash flows:
    Equity in losses of
      subsidiaries...................            --          9,000         339,000          (348,000)              --
    Depreciation and amortization....        10,300         62,600          34,600                            107,500
    Deferred income tax provision....           200             --              --                                200
    (Increase) decrease in working
      capital........................        (4,500)       201,400          43,500                            240,400
    (Gain) loss on sale of marketable
      equity securities..............            --        (14,800)             --                            (14,800)
    Net decrease in liabilities
      subject to compromise..........            --        (41,800)       (100,500)                          (142,300)
    Consolidation of operations --
      writedowns and reserves........            --         68,500              --                             68,500
    Cash flows of discontinued
      operations.....................            --         25,400              --                             25,400
    Other -- net.....................       (10,300)       (50,100)         25,000                            (35,400)
                                        -----------    -----------     -----------       -----------      -----------
      Net operating cash flows before
         reorganization items........       (13,300)       (56,000)        115,900                             46,600
    Reorganization items.............            --         (3,100)        (25,900)                           (29,000)
                                        -----------    -----------     -----------       -----------      -----------
      Net operating cash flows.......       (13,300)       (59,100)         90,000                --           17,600
                                        -----------    -----------     -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............        (1,800)       (22,700)             --                            (24,500)
  Proceeds from sale of Gitano.......            --         18,100              --                             18,100
  Proceeds from sale of marketable
    equity securities................            --         16,600              --                             16,600
  Proceeds from asset sales..........         4,500          3,900              --                              8,400
  Affiliate notes and accounts
    receivable.......................        16,300             --          43,800           (60,100)              --
  Other -- net.......................            --          1,500             200                              1,700
                                        -----------    -----------     -----------       -----------      -----------
      Net investing cash flows.......        19,000         17,400          44,000           (60,100)          20,300
                                        -----------    -----------     -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  DIP financing proceeds.............            --             --       1,381,200                          1,381,200
  DIP financing payments.............            --             --      (1,443,700)                        (1,443,700)
  Payments under line-of-credit
    agreements.......................        (8,700)            --              --                             (8,700)
  Principal payments on long-term
    debt and capital leases..........          (600)            --              --                               (600)
  Affiliate notes and accounts
    payable..........................        17,500         49,200              --            60,100          126,800
                                        -----------    -----------     -----------       -----------      -----------
      Net financing cash flows.......         8,200         49,200         (62,500)           60,100           55,000
                                        -----------    -----------     -----------       -----------      -----------
Net increase in Cash and cash
  equivalents (including restricted
  cash)..............................        13,900          7,500          71,500                             92,900
Cash and cash equivalents (including
  restricted cash) at beginning of
  period.............................        19,100         10,300           8,900                             38,300
                                        -----------    -----------     -----------       -----------      -----------
Cash and cash equivalents (including
  restricted cash) at end of
  period.............................   $    33,000    $    17,800     $    80,400       $        --      $   131,200
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 1, 2000

                                                COMBINED        COMBINED                       ELIMINATIONS
                                              NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                              SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                              -------------   ------------   -------------   -----------------   ------------
                                                                         (IN THOUSANDS OF DOLLARS)
ASSETS
Current Assets Cash and cash equivalents
  (including restricted cash)...............    $ 19,100       $   10,300     $    8,900        $                 $   38,300
  Notes and accounts receivable (less
    allowance for possible losses of
    35,000).................................      43,300          187,000            200                             230,500
  Inventories Finished goods................      59,800          417,500             --                             477,300
    Work in process.........................      10,000          104,800             --                             114,800
    Materials and supplies..................       7,200           44,400             --                              51,600
                                                --------       ----------     ----------        -----------       ----------
        Total inventories...................      77,000          566,700             --                             643,700
  Net assets of discontinued operations.....          --           41,100             --                              41,100
  Other.....................................       2,200           21,100          4,300                              27,600
                                                --------       ----------     ----------        -----------       ----------
        Total currents assets...............     141,600          826,200         13,400                             981,200
                                                --------       ----------     ----------        -----------       ----------
Property, Plant and Equipment...............     162,100          928,100          5,000                           1,095,200
Less accumulated depreciation...............      84,400          657,600          2,100                             744,100
                                                --------       ----------     ----------        -----------       ----------
  Net property, plant and equipment.........      77,700          270,500          2,900                             351,100
                                                --------       ----------     ----------        -----------       ----------
Other assets Goodwill (less accumulated
  amortization of $352,100).................          --           28,500        602,700                             631,200
  Affiliate notes and accounts
    receivable -- net.......................       4,300               --      1,235,600         (1,239,900)              --
  Investment in subsidiaries................          --          154,200             --           (154,200)              --
  Other.....................................       2,000           62,900         55,000                             119,900
                                                --------       ----------     ----------        -----------       ----------
        Total other assets..................       6,300          245,600      1,893,300         (1,394,100)         751,100
                                                --------       ----------     ----------        -----------       ----------
                                                $225,600       $1,342,300     $1,909,600        $(1,394,100)      $2,083,400
                                                ========       ==========     ==========        ===========       ==========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities Current maturities of
  long-term debt............................    $    700       $       --     $  635,100        $                 $  635,800
  Trade accounts payable....................       9,800            8,100             --                              17,900
  Other accounts payable and accrued
    expenses................................      23,600          130,500         40,900                             195,000
                                                --------       ----------     ----------        -----------       ----------
        Total current liabilities...........      34,100          138,600        676,000                             848,700
                                                --------       ----------     ----------        -----------       ----------
Noncurrent Liabilities Long-term debt.......      37,200           18,000        538,300                             593,500
  Losses in excess of investment in
    subsidiaries............................          --               --        739,200           (739,200)              --
  Affiliate notes and accounts payable......          --        1,239,900             --         (1,239,900)              --
  Net liabilities of discontinued
    operations..............................          --            9,400             --                               9,400
  Other.....................................         100           35,900          1,900                              37,900
                                                --------       ----------     ----------        -----------       ----------
        Total noncurrent liabilities........      37,300        1,303,200      1,279,400         (1,979,100)         640,800
                                                --------       ----------     ----------        -----------       ----------
Liabilities Subject to Compromise Unrelated
  parties...................................          --          253,400        429,600                             683,000
  Affiliates................................          --          386,300             --                             386,300
                                                --------       ----------     ----------        -----------       ----------
                                                      --          639,700        429,600                           1,069,300
                                                --------       ----------     ----------        -----------       ----------
Exchangeable Preferred Stock................          --               --         71,700                              71,700
                                                --------       ----------     ----------        -----------       ----------
Common Stockholder's Equity (Deficit).......     154,200         (739,200)      (547,100)           585,000         (547,100)
                                                --------       ----------     ----------        -----------       ----------
                                                $225,600       $1,342,300     $1,909,600        $(1,394,100)      $2,083,400
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS
                           YEAR ENDED JANUARY 1, 2000

                                    COMBINED        COMBINED                       ELIMINATIONS
                                  NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                  SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                  -------------   ------------   -------------   -----------------   ------------
                                                             (IN THOUSANDS OF DOLLARS)
Net sales Unrelated parties.....    $272,400       $1,512,400      $      --         $     --         $1,784,800
  Affiliates....................          --          531,700             --          (32,300)           499,400
                                    --------       ----------      ---------         --------         ----------
                                     272,400        2,044,100             --          (32,300)         2,284,200
                                    --------       ----------      ---------         --------         ----------
Cost of sales Unrelated
  parties.......................     232,100        1,460,600             --               --          1,692,700
  Affiliates....................          --          635,000             --          (32,300)           602,700
                                    --------       ----------      ---------         --------         ----------
                                     232,100        2,095,600             --          (32,300)         2,295,400
                                    --------       ----------      ---------         --------         ----------
  Gross earnings (loss).........      40,300          (51,500)            --                             (11,200)
Selling, general and
  administrative expenses.......      96,500          191,500         64,700                             352,700
Goodwill amortization...........          --            1,000         23,600                              24,600
                                    --------       ----------      ---------         --------         ----------
  Operating loss................     (56,200)        (244,000)       (88,300)                           (388,500)
Interest income (expense).......      (3,300)           5,000        (98,800)                            (97,100)
Affiliated interest income
  (expense).....................      (1,400)         (55,400)        56,800                                  --
Equity in losses of
  subsidiaries..................          --          (63,000)      (474,800)         537,800                 --
Other income (expense) -- net...      (2,300)         (31,700)       (24,900)                            (58,900)
                                    --------       ----------      ---------         --------         ----------
  Loss from continuing
     operations before
     reorganization items and
     income tax provision.......     (63,200)        (389,100)      (630,000)         537,800           (544,500)
Reorganization items............          --               --         (3,000)                             (3,000)
                                    --------       ----------      ---------         --------         ----------
Loss from continuing operations
  before income tax provision...     (63,200)        (389,100)      (633,000)         537,800           (547,500)
Income tax provision............        (200)             600         36,800                              37,200
                                    --------       ----------      ---------         --------         ----------
Loss from continuing
  operations....................     (63,000)        (389,700)      (669,800)         537,800           (584,700)
Discontinued
  operations -- Sports &
  Licensing Loss from
  operations....................          --          (37,600)            --                             (37,600)
  Estimated loss on disposal....          --          (47,500)            --                             (47,500)
                                    --------       ----------      ---------         --------         ----------
Net earnings (loss).............    $(63,000)      $ (474,800)     $(669,800)        $537,800         $ (669,800)
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
INFORMATION -- (CONTINUED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                           YEAR ENDED JANUARY 1, 2000

                                          COMBINED        COMBINED                       ELIMINATIONS
                                        NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                        SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                        -------------   ------------   -------------   -----------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations.....    $(63,000)      $(389,700)      $(669,800)        $ 537,800        $(584,700)
  Adjustments to reconcile to net
    operating cash flows:
    Equity in losses of
      subsidiaries....................          --          63,000         474,800          (537,800)              --
    Depreciation and amortization.....      12,200          74,300          28,900                            115,400
    Deferred income tax provision.....          --          36,700              --                             36,700
    (Increase) decrease in working
      capital.........................      40,100         (61,800)         65,100                             43,400
    Cash flows of discontinued
      operations......................          --         (47,800)             --                            (47,800)
    Other -- net......................      23,600          27,200           3,100                             53,900
                                          --------       ---------       ---------         ---------        ---------
      Net operating cash flows........      12,900        (298,100)        (97,900)               --         (383,100)
                                          --------       ---------       ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures................      (5,000)        (25,900)         (2,700)                           (33,600)
  Proceeds from asset sales...........       1,000          20,700              --                             21,700
  Affiliate notes and accounts
    receivable........................      28,400              --        (233,500)          205,100               --
  Other -- net........................      (6,800)        (11,700)             --                            (18,500)
                                          --------       ---------       ---------         ---------        ---------
      Net investing cash flows........      17,600         (16,900)       (236,200)          205,100          (30,400)
                                          --------       ---------       ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  DIP financing proceeds..............          --              --         152,200                            152,200
  Proceeds from issuance of long-term
    debt..............................          --              --         240,100                            240,100
  Proceeds under line-of-credit
    agreements........................      19,500              --         707,800                            727,300
  Payments under line-of-credit
    agreements........................     (20,400)             --        (486,800)                          (507,200)
  Principal payments on long-term debt
    and capital leases................     (12,300)             --        (270,000)                          (282,300)
  Affiliate notes and accounts
    payable...........................          --         327,300              --          (205,100)         122,200
  Preferred dividends.................          --              --          (1,900)                            (1,900)
                                          --------       ---------       ---------         ---------        ---------
      Net financing cash flows........     (13,200)        327,300         341,400          (205,100)         450,400
                                          --------       ---------       ---------         ---------        ---------
Net increase in Cash and cash
  equivalents (including restricted
  cash)...............................      17,300          12,300           7,300                             36,900
Cash and cash equivalents (including
  restricted cash) at beginning of
  period..............................       1,800          (2,000)          1,600                              1,400
                                          --------       ---------       ---------         ---------        ---------
Cash and cash equivalents (including
  restricted cash) at end of period...    $ 19,100       $  10,300       $   8,900         $      --        $  38,300
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

                                    COMBINED        COMBINED                       ELIMINATIONS
                                  NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                  SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                  -------------   ------------   -------------   -----------------   ------------
                                                             (IN THOUSANDS OF DOLLARS)
Net sales
  Unrelated parties.............    $334,500       $1,607,500      $                 $      --        $1,942,000
  Affiliates....................          --           40,600                          (40,600)               --
                                    --------       ----------      --------          ---------        ----------
                                     334,500        1,648,100                          (40,600)        1,942,000
                                    --------       ----------      --------          ---------        ----------
Cost of sales
  Unrelated parties.............     240,900        1,192,500                               --         1,433,400
  Affiliates....................          --           40,600                          (40,600)               --
                                    --------       ----------      --------          ---------        ----------
                                     240,900        1,233,100                          (40,600)        1,433,400
                                    --------       ----------      --------          ---------        ----------
  Gross earnings................      93,600          415,000                                            508,600
Selling, general and
  administrative expenses.......      61,700          192,600        22,600                              276,900
Goodwill amortization...........          --            1,000        23,600                               24,600
                                    --------       ----------      --------          ---------        ----------
  Operating earnings (loss).....      31,900          221,400       (46,200)                             207,100
Interest expense................      (9,300)            (600)      (85,700)             1,700           (93,900)
Affiliated interest income
  (expense).....................      (1,000)         (90,000)       91,000                                   --
Equity in earnings of
  subsidiaries..................          --            3,600       157,200           (160,800)               --
Other income (expense) -- net...     (16,800)           3,800        21,700             (1,700)            7,000
                                    --------       ----------      --------          ---------        ----------
  Earnings from continuing
     operations before income
     tax provision..............       4,800          138,200       138,000           (160,800)          120,200
Income tax provision............       1,200            3,900         2,100                                7,200
                                    --------       ----------      --------          ---------        ----------
Earnings from continuing
  operations....................       3,600          134,300       135,900           (160,800)          113,000
Discontinued operations
  Earnings -- Sports & Licensing
     operations.................          --           22,900            --                               22,900
                                    --------       ----------      --------          ---------        ----------
Net earnings....................    $  3,600       $  157,200      $135,900          $(160,800)       $  135,900
                                    ========       ==========      ========          =========        ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

           SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS
                           YEAR ENDED JANUARY 2, 1999

                                            COMBINED        COMBINED                       ELIMINATIONS
                                          NON-GUARANTOR    GUARANTOR       FRUIT OF             AND
                                          SUBSIDIARIES    SUBSIDIARIES   THE LOOM INC.   RECLASSIFICATIONS   CONSOLIDATED
                                          -------------   ------------   -------------   -----------------   ------------
                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings (loss) from continuing
    operations..........................    $   3,600      $ 134,300       $ 135,900         $(160,800)       $ 113,000
  Adjustments to reconcile to net
    operating cash flows:
    Equity in earnings of
      subsidiaries......................           --         (3,600)       (157,200)          160,800               --
    Depreciation and amortization.......       11,700         67,400          28,500                            107,600
    Deferred income tax provision.......          200         (6,300)             --                             (6,100)
    Increase in working capital.........      (16,100)       (65,000)         66,900                            (14,200)
    Cash flows of discontinued
      operations........................           --          8,500              --                              8,500
    Other -- net........................       (4,000)       (76,600)         (5,500)                           (86,100)
                                            ---------      ---------       ---------         ---------        ---------
      Net operating cash flows..........       (4,600)        58,700          68,600                --          122,700
                                            ---------      ---------       ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................       (7,700)       (33,900)             --                            (41,600)
  Proceeds from asset sales.............           --         86,400              --                             86,400
  Payment on Acme Boot debt guarantee...           --             --         (65,900)                           (65,900)
  Affiliate notes and accounts
    receivable..........................      (32,700)       163,100        (114,500)          (15,900)              --
  Investment in Non-Guarantor Subsidiary
    common stock........................           --       (299,000)             --           299,000               --
  Liquidation of investment in
    affiliated trust....................           --             --         100,800          (100,800)              --
  Other -- net..........................           --        (19,100)             --                            (19,100)
                                            ---------      ---------       ---------         ---------        ---------
      Net investing cash flows..........      (40,400)      (102,500)        (79,600)          182,300          (40,200)
                                            ---------      ---------       ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds under line-of-credit
    agreements..........................       22,500             --         851,500                            874,000
  Payments under line-of-credit
    agreements..........................      (18,800)            --        (817,400)                          (836,200)
  Principal payments on long-term debt
    and capital leases..................     (211,900)        (1,000)        (26,700)          100,800         (138,800)
  Affiliate notes and accounts
    payable.............................      (48,600)        32,700              --            15,900               --
  Non-Guarantor Subsidiary common stock
    issued to parent....................      299,000             --              --          (299,000)              --
  Common stock issued...................           --             --           6,800                              6,800
  Common stock repurchased..............           --             --          (3,000)                            (3,000)
                                            ---------      ---------       ---------         ---------        ---------
      Net financing cash flows..........       42,200         31,700          11,200          (182,300)         (97,200)
                                            ---------      ---------       ---------         ---------        ---------
Net decrease in cash and cash
  equivalents (including restricted
  cash).................................       (2,800)       (12,100)            200                            (14,700)
Cash and cash equivalents (including
  restricted cash at beginning of
  period................................        4,600         10,100           1,400                             16,100
                                            ---------      ---------       ---------         ---------        ---------
Cash and cash equivalents (including
  restricted cash) at end of period.....    $   1,800      $  (2,000)      $   1,600         $      --        $   1,400
                                            =========      =========       =========         =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                QUARTER
                                                  -----------------------------------    TOTAL
                                                  FIRST    SECOND    THIRD    FOURTH      YEAR
                                                  ------   ------   -------   -------   --------
2000
Net sales.......................................  $601.1   $677.5   $ 599.4   $ 481.3   $2,359.3
Gross earnings..................................   (10.3)    23.5      64.1      52.7      130.0
Operating earnings (loss).......................   (75.8)   (37.6)     15.1     (44.9)    (143.2)
Earnings (loss) from continuing operations......  (107.2)   (82.1)    (29.9)     16.3     (202.9)
Net loss........................................  (109.8)   (82.1)    (29.9)     (3.9)    (225.7)
1999
Net sales.......................................  $370.6   $517.7   $ 755.5   $ 640.4   $2,284.2
Gross earnings (loss)...........................    80.3    111.8     (77.5)   (125.8)     (11.2)
Operating earnings (loss).......................    10.0     26.6    (187.6)   (237.5)    (388.5)
Earnings (loss) from continuing operations......    (4.6)     5.3    (239.5)   (345.9)    (584.7)
Net loss........................................    (8.7)    (1.5)   (243.0)   (416.6)    (669.8)

     The Company made certain reclassifications in the reported quarterly financial information subsequent to the filing of its Quarterly reports on Form 10-Q. A reconciliation of the quarterly financial information on the Company's 2000 quarterly reports on Form 10-Q to the above amounts is presented below:

                                                                         QUARTER
                                                                --------------------------
                                                                FIRST     SECOND    THIRD
                                                                ------    ------    ------
2000
Gross earnings per Form 10-Q................................    $ (6.0)   $ 28.5    $ 68.6
Reclassification to transfer rework costs to Cost of
  sales.....................................................      (4.3)     (5.0)     (4.5)
                                                                ------    ------    ------
Gross earnings per Annual Report on Form 10-K...............    $(10.3)   $ 23.5    $ 64.1
                                                                ======    ======    ======
1999
Gross earnings per Form 10-Q................................    $ 84.4    $118.4    $(71.4)
Reclassification to transfer rework costs to Cost of
  sales.....................................................      (4.1)     (6.6)     (6.1)
                                                                ------    ------    ------
Gross earnings per Annual Report on Form 10-K...............    $ 80.3    $111.8    $(77.5)
                                                                ======    ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 30, 2000, were as follows.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Dennis S. Bookshester.....................  62    Chief Executive Officer
John B. Holland...........................  69    Executive Vice President, Operations
John D. Wigodsky..........................  52    Executive Vice President, Sales and
                                                  Marketing
G. William Newton.........................  48    Vice President, Finance, Acting Chief
                                                  Financial Officer and Assistant Secretary
Brian J. Hanigan..........................  42    Vice President, Treasurer and Assistant
                                                    Secretary
John J. Ray III...........................  42    Chief Administrative Officer, General
                                                  Counsel and Secretary

     DENNIS S. BOOKSHESTER. Mr. Bookshester has been a director of the Company since May 1992. In August 1999, Mr. Bookshester was appointed Acting Chief Executive Officer of the Company, and in April 2000 he was appointed Chief Executive Officer. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Playboy Enterprises, Inc. and Elder-Beerman Stores Corp.

     JOHN B. HOLLAND. Mr. Holland has been a director of the Company from November 1992 through May 1997 and President and Chief Operating Officer of the Company from before 1994 through January 1996. In December 1999, Mr. Holland was appointed Executive Vice President, Operations and named as a director of the Company. He is also a director of Dollar General Corp., a retail company.

     JOHN D. WIGODSKY. Mr. Wigodsky was Executive Vice President, Operations of Union Underwear Company, Inc. from before 1992 until December 1994. Mr. Wigodsky was Executive Vice President -- Sales and Marketing from January 1995 to March 1997. From August 1997 to February 1999, Mr. Wigodsky was Executive Vice President Sales and Marketing of Delta Apparel. Mr. Wigodsky was President and CEO of Pluma, Inc. from May 1999 until December 1999. Pluma, Inc. voluntarily filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in May 1999. Mr. Wigodsky has served as Executive Vice President, Sales and Marketing since April 2000.

     G. WILLIAM NEWTON. Mr. Newton has served as Vice President, Finance of the Company since August 1994 and as acting Chief Financial Officer since August 1998. From before 1993 until April 1994, Mr. Newton was Vice President and Chief Financial Officer of Allegro MicroSystems, a manufacturer of semiconductors supplying the automotive, electronic and telecommunications industries worldwide.

     BRIAN J. HANIGAN. Mr. Hanigan was appointed Vice President and Treasurer of the Company in February 1997. Mr. Hanigan was Assistant Treasurer of the Company from before 1993 until February 1997.

     JOHN J. RAY III. Mr. Ray was appointed Vice President and Assistant Secretary of the Company in February 1998. Mr. Ray was appointed Secretary in November 1998 and General Counsel in December 1998. In September 1999, Mr. Ray was appointed Chief Administrative Officer of the Company. From before 1993 until January 1998, Mr. Ray was Vice President and General Counsel of various operating groups of Waste Management, Inc. and its affiliates, providers of waste management and environmental services.

     The Directors of the Company as of December 30, 2000 were as follows:

     Sir Brian Wolfson. Sir Brian Wolfson, age 65, has been a director of the Company since May 1992. In January 2000 Sir Brian Wolfson was appointed Chairman of the Board. Sir Brian Wolfson currently serves as Chairman of Kepner Tregoe, Inc., an international consulting company. He is also a director of Autotote Corporation and Playboy Enterprises, Inc.

     Dennis S. Bookshester. Mr. Bookshester, age 62, has been a director of the Company since May 1992. In August 1999, Mr. Bookshester was appointed Acting Chief Executive Officer of the Company, and in April

2000 he was appointed Chief Executive Officer. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Playboy Enterprises, Inc. and Elder-Beerman Stores Corp.

     William F. Farley. Mr. Farley, age 58, has been Chairman of the Board and Chief Executive Officer, President of the Company from May 1985 through August 1999. Mr. Farley continued as Chairman of the Board until January 2000. In February 1998, Mr. Farley was appointed to the positions of President and Chief Operating Officer of the Company. Mr. Farley currently serves as a director of the Company. For more than five years, Mr. Farley has also been Chairman and Chief Executive Officer of Farley Industries, Inc. He has held substantially similar positions with Farley Inc. for more than the past five years. Mr. Farley has also been Chairman of the Board of Acme Boot for more than the past five years through January 2000.

     John B. Holland. Mr. Holland, age 69, has been a director of the Company from November 1992 through May 1997 and President and Chief Operating Officer of the Company from before 1994 through January 1996. In December 1999 Mr. Holland was appointed Executive Vice President, Operations and named as a director of the Company. He is also a director of Dollar General Corp., a retail company.

     Henry A. Johnson. Mr. Johnson, age 82, has been a director of the Company since July 1988. For more than the past five years, Mr. Johnson has been President of Henry A. Johnson & Associates, a management consulting firm.

     Robert E. Nason. Mr. Nason, age 64, was appointed as a director of the Company in February 2000. Mr. Nason was the Chief Executive Officer of Grant Thornton, an international accounting and management consulting firm, from 1990 to 1998 and currently is a private investor and consultant. He is also a director of Liberty Acorn Trust.

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

     The Compensation Committee establishes, implements and monitors the Company's strategy, policies and plans for the compensation and benefits of all executive officers of the Company. The Compensation Committee administers the FTL, Ltd. 1987 Stock Option Plan, the FTL, Ltd. Executive Incentive Compensation Plan, the FTL, Ltd. 1995 Executive Incentive Compensation Plan, the FTL, Ltd. 1996 Incentive Compensation Plan and the FTL, Inc. Senior Executive Officer Deferred Compensation Plan. The Compensation Committee, among other things, determines the persons to whom stock options, stock appreciation rights and long-term incentives are granted and the price and/or terms of such options, rights and incentives. The Company's officers, directors and employees participate in the above noted plans.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- (CONCLUDED)

BOARD MEETINGS AND COMMITTEES -- (CONCLUDED)

     In 2000 Messrs. Johnson and Weil served on the Audit Committee, with Mr. Nason joining the Committee as Chairman in February 2000; Messrs. Johnson and Weil served as members of the Compensation Committee; Messrs. Bookshester and Wolfson served as members of the Executive Committee; and Messrs. Johnson and Weil served as members of the Pension Committee.

     During 2000, the Board of Directors held nine (9) meetings, the Audit Committee held five (5) meetings, the Compensation Committee held two (2) meetings and the Pension Committee held two (2) meetings. The Executive Committee did not meet during 2000. During 2000, each of the directors attended greater than 75% of all meetings of the Board of Directors and Board committee on which he served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representations from certain reporting persons that no such forms were required for them, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

INTRODUCTION

     The following table provides information concerning the annual and long-term compensation amounts for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 of those persons who were at December 30, 2000 (i) the Chief Executive Officer and (ii) the four other most highly compensated executive officers of FTL, Inc. (collectively, with the Chief Executive Officer, the "Named Officers"). No other individuals are required to be included in the table. All stock based compensation is awarded under FTL Ltd. compensation plans.

  SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                      ANNUAL COMPENSATION                -----------------------
                                           ------------------------------------------                 SECURITIES
                                                                            OTHER        RESTRICTED   UNDERLYING
                                                                            ANNUAL         STOCK       OPTIONS/
NAME AND                                           SALARY      BONUS     COMPENSATION      AWARDS        SARS       ALL OTHER
PRINCIPAL POSITION                         YEAR      $           $            $              $        (# SHARES)   COMPENSATION
------------------                         ----   --------    --------   ------------    ----------   ----------   ------------
Dennis S. Bookshester....................  2000   $700,000    $      0     $      0       $      0     $      0      $      0
  Chief Executive Officer                  1999    236,923           0            0         34,844      265,000             0
John B. Holland..........................  2000    500,000     239,175            0              0            0       200,000(1)
  Executive Vice President, Operations     1999     69,231           0            0              0            0             0
John J. Ray III..........................  2000    400,000     191,340            0              0            0       160,000(1)
  Chief Administrative Officer,            1999    288,481     175,000            0        202,129      157,037             0
  General Counsel and Secretary            1998    185,250     125,000      155,543              0       82,000             0
G. William Newton........................  2000    285,000     121,182            0              0            0        85,500(1)
  Vice President, Finance Acting Chief     1999    257,308           0      438,668(2)     189,413       93,062           858
  Financial Officer and Assistant
    Secretary                              1998    250,000      60,000       13,502              0       37,567        10,380
John D. Wigodsky.........................  2000    269,231     131,340            0              0            0       160,000(1)
  Executive Vice President, Sales and
  Marketing

-------------------------
(1) Amounts represent payments under the Retention and Emergence Program approved by the Bankruptcy Court on March 27, 2000.

(2) Includes $415,882 of earnings on 1996 deferred compensation, $22,000 paid in lieu of participation in the Company's qualified deferred compensation plan and $372 of earnings on deferred compensation.

                             OPTION GRANTS IN 2000

     There were no options granted in 2000.

                    AGGREGATED OPTION/SAR EXERCISES IN 2000
                   AND 2000 FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning the number and value of stock options held by the Named Officers at December 30, 2000. The information consists solely of options granted to purchase Class A ordinary shares of FTL Ltd., the Company's parent company. None of the Named Officers received any Company stock appreciation rights in 2000.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                              SHARES                       OPTION/SARS AT                OPTIONS/SARS AT
                            ACQUIRED ON    VALUE         JANUARY 1, 2000(#)           JANUARY 1, 2000($)(1)
                             EXERCISE     REALIZED   ---------------------------   ---------------------------
NAME                            (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
Dennis S. Bookshester.....      --           --        287,083            417          $0             $0
John B. Holland...........      --           --        154,675              0           0              0
G. William Newton.........      --           --         92,744         74,565           0              0
John J. Ray III...........      --           --        140,345         98,692           0              0
John D. Wigodsky..........      --           --              0              0           0              0

-------------------------
(1) Values are calculated by subtracting the exercise price from the closing price of Class A shares on the OTC (FTLAQ) on December 30, 2000, which was $0.13.

                                 PENSION PLANS

     All of the Company's executive officers are covered by the qualified pension plan for the Company's operating company employees (the "Pension Plan") and the nonqualified excess benefit plan which covers certain employees of FTL, Inc. (the "Supplemental Benefit Plan," together with the Pension Plan, are referred to as the "FTL Plan"). The Pension Plan covers all domestic employees of the Company and its participating subsidiaries after the completion of one year of service and the attainment of age 21.

     The following table indicates the approximate amounts of annual retirement income that would be payable under the FTL Plan to the Company's executive officers based on various assumptions as to compensation and years of service for certain employees, assuming benefits are computed under a straight life annuity formula and assuming benefits are not restricted due to limitations imposed by Sections 401(a) (17),

401(a) (5) and 401(1) or 415 of the Internal Revenue Code of 1986, as amended (the "Code"), discussed below.

                            PENSION PLAN TABLE(1)(2)

                                           15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
COMPENSATION                              OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE
------------                              ----------   ----------   ----------   ----------   ----------
$300,000................................   $ 80,721     $107,628     $134,535     $144,625     $154,715
 400,000................................    109,221      145,628      182,035      195,688      209,340
 500,000................................    137,721      183,628      229,535      246,750      263,965
 600,000................................    166,221      221,628      277,035      297,813      318,590
 700,000................................    194,721      259,628      324,535      348,875      373,215
 800,000................................    223,221      297,628      372,035      399,938      427,840
 900,000................................    251,721      335,628      419,535      451,000      482,465

-------------------------
(1) Assumes individual retires at age 65 on December 31, 2000 with indicated years of service and further assumes covered compensation as it was determined in 2000, which was $35,400, as updated each year by the Internal Revenue Service for annual covered compensation. The annual covered compensation for 2001 will increase to $37,200.

(2) Maximum qualified plan limits for 1999, 2000 and 2001 under Section 415 of the Code, were $130,000, $135,000 and $140,000, respectively. Amounts in excess of these limits are paid under the Supplemental Benefit Plan.

     Contributions to the Pension Plan, which are made by the Company, are computed on an actuarial basis and, as such, individual employee payments or accruals cannot be calculated. Compensation covered by the Pension Plan generally consists of all compensation paid to a participant for personal services rendered as an employee of the Company or a participating subsidiary, but excludes bonuses, deferred compensation and certain other payments under benefit programs. Compensation used to determine benefits under the FTL Plan for each of the Named Officers for 2000 equals the respective amounts shown in the Salary column of the Summary Compensation Table. The Pension Plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

     The Pension Plan retirement benefits are computed at the rate of 1% of a participant's final average base compensation (the average of the highest five consecutive full plan years of base compensation during the last ten plan years of service) plus either 0.75%, 0.70% or 0.65% (depending on the participant's social security retirement age) of the participant's final average base compensation in excess of the average social security wage base for the 35-year period preceding the participant's social security retirement age. The resulting sum is multiplied by the participant's years of service up to 25 years and is then increased by 1.5% for each year of service over 25 years.

     Under Section 401(a)(17) of the Code, a participant's compensation under a qualified retirement plan was limited to a maximum annual amount of $170,000 for 2000. For 2001, this amount will remain at $170,000. Amendments made to Sections 401(a)(5) and 401(l) of the Code by the Omnibus Budget Reconciliation Act of 1993 reduced the amount of permitted disparity between benefits provided under a qualified pension plan with respect to a participant's compensation up to the average social security wage base and the benefits provided with respect to compensation above the average social security wage base. Under Section 415 of the Code, a participant's annual benefit was limited to $135,000 for 2000 and $140,000 for 2001. For officers of the Company, any reduction in benefits under the Pension Plan caused by these three limitations will be made up dollar-for-dollar by benefits under the Supplemental Benefit Plan. Non-officer participants in the Pension Plan will receive benefits under the Supplemental Benefit Plan in an amount equal

INTRODUCTION -- (CONCLUDED)

to the reduction in benefits under the Pension Plan attributable to Section 401(a)(17) of the Code limitation on compensation and Section 415 of the Code limitation on annual pension benefits.

     The estimated number of years of service credited for Messrs. Bookshester, Holland, Wigodsky, Ray and Newton under the FTL Plan is 1, 1, 1, 3 and 6 years, respectively.

     The Company established the Supplemental Executive Retirement Plan (the "FTL SERP") on January 1, 1995 for certain officers. As of December 30, 2000 Messrs. Holland, Wigodsky, Ray and Newton are participants in the FTL SERP. The Reorganization Plan provides that the FTL SERP and the Supplemental Benefit Plan will not be assumed by FTL Inc. upon confirmation of the Plan.

     The FTL SERP provides for retirement benefits equal to the excess of (a) over (b), where: (a) equals the product of 1.9% of the participant's final average FTL SERP compensation (the average of the highest five consecutive full plan years of base compensation plus short-term bonuses during the last ten plan years of service, without applying the dollar limitation of Section 401(a)(17) of the Code) and the number, not in excess of 25, of the Participant's Benefit Accrual Years of Service (defined as the sum of (1) the number of years of service after December 31, 1994 that would be credited to the participant under the Pension Plan and (2) the number of additional years of service credited to the participant by the Compensation Committee), increased by 1.5% for each Benefit Accrual Year of Service in excess of 25; and (b) equals the participant's primary social security benefit. The FTL SERP benefit is further reduced by a portion of the benefits paid under the FTL Plan.

     The estimated annual benefits payable under the FTL SERP upon retirement at normal retirement age, assuming pay increases of 5% per year, for Messrs. Holland, Wigodsky, Ray and Newton are $8,334, $157,758, $293,001 and $139,429,
respectively.

     Additional Benefit Accrual Years of Service were given to selected participants in the FTL SERP. The estimated number of Benefit Accrual Years of Service at December 30, 2000 credited for Messrs. Holland, Wigodsky, Ray and Newton are 2, 1, 5 and 11 years, respectively.

COMPENSATION OF DIRECTORS

     Each director who is not also an employee of the Company receives an annual cash retainer of $41,000 and receives $1,000 for each meeting of the Board of Directors that he attends and $1,000 for each committee meeting that he attends except as otherwise established. In addition, the Company reimburses directors for out-of-pocket expenses. Non-employee directors may elect to forego all or a portion of their annual cash retainers for a specified period in exchange for option grants. Effective February 13, 1997, certain non-employee directors elected to forego one-half of their annual cash retainers for a four-year period and, in exchange, each received a ten-year non-qualified option grant effective February 13, 1997 to purchase 10,000 shares of FTL Ltd. Class A Ordinary Shares at $41.00 per share. Such options vest monthly at the rate of 2.083% per month commencing April 1, 1998. Under the FTL, Ltd. 1995 Non-Employee Director Stock Plan each new non-employee director receives an initial grant of 2,500 restricted stock units ("Restricted Stock Units") to be settled by delivery of shares of FTL Ltd. Class A Ordinary Shares or an amount of cash equal to the closing price as of the settlement date. Each continuing director receives an annual grant of 2,500 Restricted Stock Units. Restricted Stock Units vest after a two-year service period. No options or Restricted Stock Units have been granted to directors since the petition date and all such options and Restricted Stock Units outstanding will be canceled pursuant to the Reorganization Plan.

     The Company provides no retirement benefits to non-employee directors. Except as described below, directors who are also employees of the Company receive no additional compensation from the Company for services rendered in their capacity as directors.

     From August 25, 1999 through June 30, 2000, Mr. Wolfson had been receiving compensation (in addition to his regular compensation as a director) in the annual amount of $250,000 for special limited

ITEM 11. EXECUTIVE COMPENSATION -- (CONCLUDED)

COMPENSATION OF DIRECTORS -- (CONCLUDED)

services assigned to him by the Board of Directors including 1999 management changes, anticipated future management changes and the Chapter 11 bankruptcy. Since July 1, 2000, Mr. Wolfson elected to reduce his annual compensation to $175,000.

EMPLOYMENT AGREEMENTS

     Pursuant to Bankruptcy Court order, the Company implemented a severance plan (the "Executive Severance Plan") for certain of its executive officers. Pursuant to the Executive Severance Plan, the named executive officers are entitled to one to two times the amount of their base pay in the form of salary continuation, plus their full target bonus, after certain qualifying termination of employment events. Upon a qualifying termination of employment event in connection with a change in control, such executive officers receive their severance benefit as a lump sum equal to their severance multiple (1.0 to 2.0) multiplied by their base pay plus target bonus percentage, plus their full target bonus. The Executive Severance Plan benefit is in lieu of the severance benefits provided under any prior employment agreements with such executive officers.

     The Bankruptcy Court also approved a retention plan for key employees, including executive officers. Pursuant to such order, executive officers, other than Mr. Bookshester, receive retention and emergence payments equal to 65% to 80% of their base pay. Mr. Bookshester is entitled to receive an emergence bonus equal to $800,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of FTL Ltd. Class A shares and FTL Ltd. Class B shares, the percentage of each class and the percentage of total voting power of FTL Ltd. beneficially owned as of February 28, 2001 by (i) each director of the Company, (ii) the Named Officers appearing in the table below (as defined on page), (iii) all directors and current executive officers as a group and (iv) to the knowledge of the Company, each person owning more than 5% of a class of FTL Ltd.'s voting securities. Except as otherwise indicated, each beneficial owner has sole voting and investment power. This table reflects shares issuable upon the exercise of options which are exercisable within 60 days of February 28, 2001.

                                                  CLASS A SHARES          CLASS B SHARES     PERCENT OF
                                              -----------------------    -----------------     TOTAL
                                                             PERCENT              PERCENT      VOTING
                                               NUMBER        OF CLASS    NUMBER   OF CLASS    POWER(1)
                                              ---------      --------    ------   --------   ----------
Farley Inc..................................    454,855           *       2.08     52.0%       15.1%
  233 South Wacker Dr
  Chicago, IL 60606
William F. Farley...........................     88,889(2)        *       1.92(3)  48.0%       13.6%
  233 South Wacker Dr
  Chicago, IL 60606
Dennis S. Bookshester.......................    292,850(4)        *         --        --           *
Henry A. Johnson............................     47,850(5)        *         --        --           *
Robert E. Nason.............................        500           *         --        --           *
A. Lorne Weil...............................     43,850(6)        *         --        --           *
Sir Brian Wolfson...........................    132,850(7)        *         --        --           *
Brian J. Hanigan............................    146,390(8)        *         --        --           *
John B. Holland.............................    155,175(9)        *         --        --           *
G. William Newton...........................    114,086(10)       *         --        --           *
John J. Ray III.............................    171,345(11)       *         --        --           *
John D. Wigodsky............................        500           *         --        --           *
All directors and executive officers as a
  group (11 people).........................  1,631,672        2.4%          4      100%       29.8%

-------------------------

  *  Less than 1%.

 (1) Each Class A share has one vote and each Class B share has 6,536,776.3 votes. This column shows the combined voting power of all Class A shares and Class B shares beneficially owned by each of the listed people.

 (2) Excludes 454,855 Class A shares owned by Farley Inc. shown elsewhere in the table. Mr. Farley owns 100% of the stock of Farley Inc. Ownership information for Mr. Farley and Farley Inc. is based on information available to the Company. The Company has not been able to verify ownership by Mr. Farley and Farley Inc.

 (3) Excludes 2.08 Class B shares owned by Farley Inc. shown elsewhere in the table. Mr. Farley owns 100% of the stock of Farley Inc.

 (4) Includes 1,000 Class A shares which are owned by the Dennis S. Bookshester Revocable Trust dated February 17, 1989. Includes 290,000 Class A shares currently issuable upon the exercise of options granted to Mr. Bookshester by the Company.

 (5) Includes 2,500 Class A shares owned by Mr. Johnson's spouse, the beneficial ownership of which is disclaimed by Mr. Johnson. Includes 30,000 Class A shares currently issuable upon the exercise of options granted to Mr. Johnson by the Company.

 (6) Includes 40,000 Class A shares currently issuable upon the exercise of options granted to Mr. Weil by the Company.

 (7) Includes 130,000 Class A shares currently issuable upon the exercise of options granted to Sir Brian Wolfson by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT -- (CONCLUDED)

 (8) Includes 146,390 Class A shares currently issuable upon the exercise of options granted to Mr. Hanigan by the Company.

 (9) Includes 154,675 Class A shares currently issuable upon the exercise of options granted to Mr. Holland by the Company.

(10) Includes 113,045 Class A shares currently issuable upon the exercise of options granted to Mr. Newton by the Company.

(11) Includes 171,345 Class A shares currently issuable upon the exercise of options granted to Mr. Ray by the Company.

     As of March 31, 2001, FTL Ltd. owns 100% of the common stock of FTL Inc. Mr. Farley and Farley Inc. own 100% of the preferred stock of FTL Inc. as of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of February 28, 2001. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and 2001 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through February 28, 2001, total payments made by the Company on behalf of Mr. Farley's loan aggregated $5,900,000. In addition, unpaid guarantee fees owed to the Company by Mr. Farley through February 28, 2001 aggregated $1,800,000. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation.

     On March 27, 1995, Mr. Farley and Fruit of the Loom entered into an employment agreement, effective as of December 18, 1994, which was subsequently amended and restated as of January 6, 1999 (the "Employment Agreement"). Mr. Farley relinquished the additional duties of chief executive officer and chief operating officer in August of 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's Employment Agreement. Fruit of the Loom terminated the Employment Agreement prior to the Petition Date and, as a protective measure, rejected it by order of the Bankruptcy Court on December 30, 1999. Pursuant to the terms of the Employment Agreement, Mr. Farley had the right to defer all or a portion of his compensation in a particular year in exchange for the right to receive benefits payable (if any) under a Deferred Compensation Plan and a Rabbi Trust. The Rabbi Trust provided that, in the event Fruit of the Loom becomes a "debtor" under the Bankruptcy Code, the assets of the Rabbi Trust would be held for the benefit of Fruit of the Loom's general creditors. Nonetheless, Mr. Farley has taken the position that the Rabbi Trust and its assets should not be considered property of Fruit of the Loom's estate.

     On or about October 27, 2000, the Farley lenders commenced an action in the Supreme Court for the State of New York, County of New York, Bank of America, N.A. v. William F. Farley, Index No. 001604685, against Mr. Farley to enforce his obligations to the Farley lenders. On December 8, 2000, this action was

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- (CONCLUDED)

removed to the United States District Court for the Southern District of New York. The Farley lenders assert that Mr. Farley is in default under the Farley loan agreements and seek repayment of the Farley loan pursuant to the loan agreements in an amount equal to approximately $60,000,000. The case is currently pending.

     On March 3, 2000, Fruit of the Loom moved for the entry of an order, pursuant to Sections 105 and 543 of the Bankruptcy Code (the "Turnover Motion"), directing the turnover of the cash and securities held in the Rabbi Trust (the "Rabbi Trust Assets") from Wachovia. On or about June 30, 2000, the Bankruptcy Court entered an order granting, in part, the Turnover Motion and directing that
(i) Wachovia turn over the Rabbi Trust Assets to Fruit of the Loom, (ii) Fruit of the Loom deposit the Rabbi Trust Assets in an escrow account (the "Escrow Account") and (iii) Fruit of the Loom commence an adversary proceeding seeking a declaratory judgment regarding the ownership of the Rabbi Trust Assets and Fruit of the Loom's ability to use such assets in the Reorganization Cases. As described more fully below, in furtherance of the Bankruptcy Court's order, Fruit of the Loom commenced an adversary proceeding against Mr. Farley, which is pending, and deposited the Rabbit Trust Assets into the Escrow Account.

     On July 17, 2000, Fruit of the Loom commenced an action against Mr. Farley in the Bankruptcy Court Fruit of the Loom, Inc. v. Farley, Case No. 99-04497, Adv. Proc. No. 00-724 (D. Del.) (the "Rabbi Trust Proceeding"). The Rabbi Trust Proceeding seeks a declaratory judgment that certain assets maintained and held in the Rabbi Trust are the property of Fruit of the Loom's estate and may be used immediately by Fruit of the Loom for the benefit of its estate and creditors. On August 21, 2000, Mr. Farley filed an answer and counterclaims against Fruit of the Loom.

     On August 4, 2000, Fruit of the Loom commenced an action against Mr. Farley in the Bankruptcy Court Fruit of the Loom, Inc. v. Farley, Case No. 99-04497, Adv. Proc. No. 00-276 (D. Del.) (the "Artwork Proceeding"). The Artwork Proceeding seeks the return of certain pieces of art owned by Fruit of the Loom that Fruit of the Loom contends are in the possession of Mr. Farley. On September 2, 2000, Mr. Farley filed an answer and counterclaims against Fruit of the Loom.

     On May 30, 2000, Mr. Farley commenced an adversary proceeding against Fruit of the Loom in the Bankruptcy Court Farley v. Fruit of the Loom, Inc., Case No. 99-04497, Adv. Proc. No. 00-646 (D. Del.) (the "Remedies Proceeding"). The Remedies Proceeding seeks a declaratory judgment that Mr. Farley is a third-party beneficiary of certain documents with respect to Fruit of the Loom's guarantee of the Farley loan, and thus those documents cannot be altered without his consent. Mr. Farley seeks a judgment that Fruit of the Loom is foreclosed from seeking reimbursement and repayment for payments made by Fruit of the Loom to the Farley lenders pursuant to the Farley guaranty until the Farley lenders are paid in full. Fruit of the Loom has filed an answer and counterclaim seeking, among other things, a determination that Mr. Farley is in breach of his reimbursement obligations to Fruit of the Loom and a judgment requiring him to specifically perform his obligations under the reimbursement agreement.

     On June 30, 2000, Fruit of the Loom filed a motion for summary judgment in the Remedies Proceeding. On July 21, 2000, Mr. Farley opposed Fruit of the Loom's summary judgment motion and filed a motion, pursuant to Rule 56(f) of the Federal Rules of Civil Procedure, seeking entry of an order postponing and continuing the Bankruptcy Court's consideration of Fruit of the Loom's summary judgment motion. The District Court has reserved judgment on both motions. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

     On September 7, 2000, the reference for all three adversary proceedings involving Fruit of the Loom and Mr. Farley was withdrawn to the United States District Court for the District of Delaware and they were assigned to Chief Judge Robinson, effective September 27, 2000. Discovery has commenced with respect to all of the adversary proceedings.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

          1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Supplementary Data on page 38 are filed as part of this Annual Report.

          2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Supplementary Data on page 38 is filed as part of this Annual Report.

          3. Exhibits

     The exhibits listed in the Index to Exhibits on pages 124, 125 and 126 are filed as part of this Annual Report.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 16, 2001.

                                          FRUIT OF THE LOOM, INC.

                                          By:    /s/ G. WILLIAM NEWTON
                                          --------------------------------------
                                                    (G. William Newton
                                                 Vice President-Finance,
                                             Acting Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 16, 2001.

NAME                                                                  CAPACITY
----                                                                  --------
          /s/ DENNIS S. BOOKSHESTER             Chief Executive Officer (Principal Executive Officer)
---------------------------------------------   and Director
           (Dennis S. Bookshester)

            /s/ G. WILLIAM NEWTON               Vice President-Finance, Acting Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting Officer)
             (G. William Newton)

          /s/ SIR BRIAN G. WOLFSON              Chairman of the Board of Directors
---------------------------------------------
           (Sir Brian G. Wolfson)

---------------------------------------------   Director
             (William F. Farley)

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

              /s/ A. LORNE WEIL                 Director
---------------------------------------------
               (A. Lorne Weil)

             /s/ JOHN B. HOLLAND                Director
---------------------------------------------
              (John B. Holland)

             /s/ ROBERT E. NASON                Director
---------------------------------------------
              (Robert E. Nason)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
                           (IN THOUSANDS OF DOLLARS)

                                                                ADDITIONS
                                                       ---------------------------
                                          BALANCE AT   CHARGED TO     CHARGED TO                      BALANCE
                                          BEGINNING    COSTS AND        OTHER                         AT END
DESCRIPTION                               OF PERIOD     EXPENSES    ACCOUNTS(1)(2)   DEDUCTIONS(3)   OF PERIOD
-----------                               ----------   ----------   --------------   -------------   ---------
YEAR ENDED DECEMBER 30, 2000:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $10,500      $ 2,700        $    600         $ 1,600       $12,200
  Sales discounts, returns, and
     allowances.........................    24,500       31,700           1,000          24,600        32,600
                                           -------      -------        --------         -------       -------
                                           $35,000      $34,400        $  1,600         $26,200       $44,800
                                           =======      =======        ========         =======       =======
YEAR ENDED JANUARY 1, 2000:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 6,700      $ 4,800        $  1,600         $ 2,600       $10,500
  Sales discounts, returns, and
     allowances.........................     5,300       29,200          13,500          23,500        24,500
                                           -------      -------        --------         -------       -------
                                           $12,000      $34,000        $ 15,100         $26,100       $35,000
                                           =======      =======        ========         =======       =======
YEAR ENDED JANUARY 2, 1999:
Reserves deducted from assets to which
  they apply:
Accounts receivable allowances:
  Doubtful accounts.....................   $ 5,700      $    --        $  2,700         $ 1,700       $ 6,700
  Sales discounts, returns, and
     allowances.........................     6,200       27,700           5,700          34,300         5,300
                                           -------      -------        --------         -------       -------
                                           $11,900      $27,700        $  8,400         $36,000       $12,000
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                           (ITEM 14(a)(3) AND 14(c))

                                                 DESCRIPTION
                                                 -----------
      3(a)*              -- Amended and Restated Certificate of Incorporation of
                            Fruit of the Loom, Inc. (incorporated herein by reference
                            to Exhibit 3(a) to the Company's Annual Report on Form
                            10-K for the year ended January 1, 2000).
      3(b)*              -- By-Laws of Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 4(b) to the Company's
                            Registration Statement on Form S-2, Reg. No. 33-8303).
      3(c)*              -- Disclosure Statement (including Joint Plan of
                            Reorganization) pursuant to Section 1125 of the United
                            States Bankruptcy Code with the Bankruptcy Court
                            (incorporated herein by reference to Exhibit 99.2 to the
                            Company's 8-K filed March 22, 2001).
      4(a)*              -- $900,000,000 Credit Agreement dated as of September 19,
                            1997 (the "Credit Agreement"), among the several banks
                            and other financial institutions from time to time
                            parties thereto (the "Lenders"), NationsBank, N.A., as
                            administrative agent for the Lenders thereunder, Chase
                            Manhattan Bank, Bankers Trust Company, The Bank of New
                            York and the Bank of Nova Scotia, as co-agents
                            (incorporated herein by reference to Exhibit 4(a) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1997).
      4(b)*              -- Rights Agreement, dated as of March 8, 1996 between Fruit the Loom, Inc. and Chemical Mellon Shareholder Services,
                            L.L.C., Rights Agent (incorporated herein by reference to
                            Exhibit 4(c) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995).
      4(c)*              -- First Amendment to Credit Agreement dated March 26, 1998;
                            Second Amendment to Credit Agreement dated July 2, 1998;
                            Third Amendment to Credit Agreement dated December 31,
                            1998; Fourth Amendment to Credit Agreement dated March
                            10, 1999; Second Amended and Restated Pledge Agreement
                            dated March 10, 1999 related to the Credit Agreement; and
                            Bond Pledge Agreement dated March 10, 1999 related to the
                            Credit Agreement (incorporated herein by reference to
                            Exhibit 4(c) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
      4(d)*              -- Indenture dated as of March 25, 1999, among Fruit of the
                            Loom, Inc., as issuer, Fruit of the Loom, Ltd., as
                            guarantor, certain subsidiaries of Fruit of the Loom,
                            Inc., as guarantors, and The Bank of New York, as trustee
                            of the 8 7/8% senior Notes due 2006 (incorporated herein
                            by reference to Exhibit 4(c) to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended April 3, 1999).
      4(e)*              -- Fifth Amendment to Credit Agreement dated July 20, 1999
                            (incorporated herein by reference to Exhibit 4(d) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended July 3, 1999).
      4(f)*              -- Security Agreement dated March 10, 1999 (incorporated
                            herein by reference to Exhibit 4(e) to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            October 2, 1999).
      4(g)*              -- First Amendment to Security Agreement dated July 20, 1999
                            (incorporated herein by reference to Exhibit 4(f) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended October 2, 1999).
      4(h)*              -- Sixth Amendment to Credit Agreement and Limited Waiver
                            dated October 13, 1999 (incorporated herein by reference
                            to Exhibit 4(g) to the Company's Quarterly Report on Form
                            10-Q for the quarter ended October 2, 1999).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           (ITEM 14(a)(3) AND 14(c))

                                                 DESCRIPTION
                                                 -----------
      4(i)*              -- Loan and Security Agreement dated as of October 29, 1999, among the financial institutions from time to time
                            parties thereto (the "Lenders"), Bank of America,
                            National Association as administrative "Agent" for the
                            Lenders, Banc of America Securities LLC, as "Syndication
                            Agent", and FTL Receivables Company, as "Borrower"
                            (incorporated herein by reference to Exhibit 4(h) to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended October 2, 1999).
      4(j)*              -- $625,000,000 Debtor-in-Possession Credit Facility dated as of December 29, 1999, with Bank of America, N.A.
                            (incorporated by reference to the Company's Current
                            Report on Form 8-K dated December 29, 1999).
      4(k)               -- Amendment No. 1 to post-petition loan and security
                            agreement dated January 14, 2000 by and among Bank of
                            America, N.A. ("Agent"), Fruit of the Loom, Inc.
                            ("Borrower") and Fruit of the Loom, Ltd. and certain
                            domestic Subsidiaries of Borrower ("Guarantors").
      4(l)               -- Amendment No. 2 to post-petition loan and security
                            agreement dated February 4, 2000 by and among Bank of
                            America, N.A. ("Agent"), Fruit of the Loom, Inc.
                            ("Borrower") and Fruit of the Loom, Ltd. and certain
                            domestic Subsidiaries of Borrower ("Guarantors").
      4(m)               -- Amendment No. 3 to post-petition loan and security
                            agreement dated March 3, 2000 by and among Bank of
                            America, N.A. ("Agent"), Fruit of the Loom, Inc.
                            ("Borrower") and Fruit of the Loom, Ltd. and certain
                            domestic Subsidiaries of Borrower ("Guarantors").
      4(n)               -- Amendment No. 4 to post-petition loan and security
                            agreement dated February 9, 2001 by and among Bank of
                            America, N.A. ("Agent"), Fruit of the Loom, Inc.
                            ("Borrower") and Fruit of the Loom, Ltd. and certain
                            domestic Subsidiaries of Borrower ("Guarantors").
     10(a)*              -- Fruit of the Loom 1989 Stock Grant Plan dated January 1,
                            1989 (incorporated herein by reference to Exhibit 10(b)
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1988).
     10(b)*              -- Fruit of the Loom 1987 Stock Option Plan (incorporated
                            herein by reference to Exhibit 10(b) to the Company's
                            Registration Statement on Form S-2, Reg. No. 33-8303).
     10(c)*              -- Fruit of the Loom 1992 Executive Stock Option Plan
                            (incorporated herein by reference to the Company's
                            Registration Statement on Form S-8, Reg. No. 33-57472).
     10(d)*              -- Fruit of the Loom, Inc. Directors' Stock Option Plan
                            (incorporated herein by reference to the Company's
                            Registration Statement on Form S-8, Reg. No. 33-50499).
     10(e)*              -- Fruit of the Loom, Inc. 1995 Non-Employee Directors'
                            Stock Plan (incorporated by reference to Exhibit B to the
                            Company's Proxy Statement for its annual meeting on May
                            16, 1995 (the "1995 Proxy Statement").
     10(f)*              -- Fruit of the Loom, Inc. 1995 Executive Incentive
                            Compensation Plan (incorporated herein by reference to
                            Exhibit A to the 1995 Proxy Statement).
     10(g)*              -- Fruit of the Loom, Inc. Executive Incentive Compensation
                            Plan (incorporated herein by reference to Exhibit A to
                            the Company's Proxy Statement for its annual meeting on
                            May 17, 1994).
     10(h)*              -- Stock Pledge Agreement dated as of June 27, 1994 between
                            William F. Farley and Fruit of the Loom, Inc.
                            (incorporated herein by reference to Exhibit 10(b) to the
                            10-Q).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           (ITEM 14(a)(3) AND 14(c))

                                                 DESCRIPTION
                                                 -----------
     10(i)*              -- Asset Purchase and Transitional Services Agreement
                            between Farley Industries, Inc. and Fruit of the Loom,
                            Inc. (incorporated herein by reference to Exhibit 10(l)
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1995).
     10(j)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            William F. Farley (incorporated herein by reference to
                            Exhibit 10(k) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(k)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            Brian J. Hanigan (incorporated herein by reference to
                            Exhibit 10(l) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(l)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            G. William Newton (incorporated herein by reference to
                            Exhibit 10(m) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(m)*              -- Employment Agreement between Fruit of the Loom, Inc. and
                            John J. Ray III (incorporated herein by reference to
                            Exhibit 10(n) to the Company's Annual Report on Form 10-K
                            for the year ended January 2, 1999).
     10(n)*              -- Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
                            (incorporated herein by reference to the Company's
                            Registration Statement on Form S-8, Reg. No. 333-09203).
     10(o)*              -- Purchase and Contribution Agreement dated as of December
                            18, 1996 among Union Underwear Company, Inc., Pro Player,
                            Inc. and Salem Sportswear, Inc., as the Originators and
                            FTL Receivables Company, as the Purchaser (incorporated
                            herein by reference to Exhibit 10(t) to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996).
     10(p)*              -- Receivables Purchase Agreement dated as of December 18,
                            1996 among FTL Receivables Company, as Seller, Union
                            Underwear Company, Inc., as initial Servicer, Barton
                            Capital Corporation, as Purchaser, and Societe Generale,
                            as Agent (incorporated herein by reference to Exhibit
                            10(u) to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
     10(q)*              -- Guaranty of Payment dated March 24, 1999 between Fruit of the Loom, Inc. and NationsBank, N.A. as administrative
                            agent (incorporated herein by reference to Exhibit 10(u)
                            to the Company's Annual Report on Form 10-K for the year
                            ended January 2, 1999).
     18*                 -- Letter re change in accounting principle (incorporated
                            herein by reference to Exhibit 18 to the Company's 1997
                            Annual Report on Form 10-K for the year ended December
                            31, 1997).
     21                  -- Subsidiaries of the Company.
     23                  -- Consent of Ernst & Young LLP.

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