Form 10-Q
period 2001-03-31
FRUIT OF THE LOOM INC /DE/
filed 2001-05-15
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [x] No [ ]

         Capital stock outstanding at May 14, 2001: 66,905,348 Class A Common Stock, $.01 par value and 5,229,421 shares of the Registrant's Preferred Stock, $.01 par value (the Common and Preferred Stock is privately owned and not traded on a public market).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I. FINANCIAL INFORMATION
         Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheet-- March 31, 2001 (Unaudited)
                      and December 30, 2000...................................................................        2
                    Condensed Consolidated Statement of Operations (Unaudited) for the
                      Three Months Ended March 31, 2001 and April 1, 2000.....................................        3
                    Condensed Consolidated Statement of Cash Flows (Unaudited) for the
                      Three Months Ended March 31, 2001 and April 1, 2000.....................................        4
                    Notes to Condensed Consolidated Financial Statements (Unaudited)..........................        5
         Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................................       25

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K..........................................................       32

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                          MARCH 31,         DECEMBER 30,
                                                                                            2001                2000
                                                                                            ----                ----
                                                                                         (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash)...........................  $        108,100    $       131,200
   Notes and accounts receivable (less allowance for possible
     losses of $40,300 and $44,800, respectively)..................................           172,200            142,400
   Inventories
     Finished goods................................................................           453,100            454,800
     Work in process...............................................................            65,300             78,900
     Materials and supplies........................................................            19,100             30,300
                                                                                     ----------------    ---------------
         Total inventories.........................................................           537,500            564,000
   Other ..........................................................................            30,200             25,900
                                                                                     ----------------    ---------------
         Total current assets......................................................           848,000            863,500
                                                                                     ----------------    ---------------
Property, Plant and Equipment......................................................           956,900          1,022,400
   Less accumulated depreciation...................................................           740,300            783,100
                                                                                     ----------------    ---------------
         Net property, plant and equipment.........................................           216,600            239,300
                                                                                     ----------------    ---------------
Other Assets
   Goodwill (less accumulated amortization of $382,900 and
     $376,700, respectively).......................................................           600,400            606,600
   Other ..........................................................................            69,100             76,300
                                                                                     ----------------    ---------------
         Total other assets........................................................           669,500            682,900
                                                                                     ----------------    ---------------
                                                                                     $      1,734,100    $     1,785,700
                                                                                     ================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt............................................  $        743,700    $       746,400
   Trade accounts payable..........................................................            29,600             31,500
   Net liabilities of discontinued operations......................................             5,600              5,100
   Other accounts payable and accrued expenses.....................................           233,300            232,800
                                                                                     ----------------    ---------------
         Total current liabilities.................................................         1,012,200          1,015,800
                                                                                     ----------------    ---------------
Noncurrent Liabilities
   Long-term debt..................................................................           409,500            410,300
   Net liabilities of discontinued operations......................................            11,600             11,900
   Notes and accounts payable -- affiliates........................................           168,400            128,700
   Other ..........................................................................            19,200             11,500
                                                                                     ----------------    ---------------
         Total noncurrent liabilities..............................................           608,700            562,400
                                                                                     ----------------    ---------------
Liabilities Subject to Compromise
   Unrelated parties...............................................................           534,000            540,700
   Affiliates......................................................................           386,300            386,300
                                                                                     ----------------    ---------------
         Total liabilities subject to compromise...................................           920,300            927,000
                                                                                     ----------------    ---------------
Preferred Stock....................................................................            71,700             71,700
                                                                                     ----------------    ---------------
Common Stockholders' Deficit.......................................................          (878,800)         (791,200)
                                                                                     -----------------   ---------------
                                                                                     $      1,734,100    $     1,785,700
                                                                                     ================    ===============

                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                      MARCH 31,     APRIL 1,
                                                                                        2001          2000
                                                                                        ----          ----
         Net sales
             Unrelated parties....................................................   $  314,600   $  374,900
             Affiliates...........................................................      146,600      226,200
                                                                                     ----------   ----------
                                                                                        461,200      601,100
                                                                                     ----------   ----------

         Cost of sales
             Unrelated parties....................................................      263,000      357,400
             Affiliates...........................................................      173,100      254,000
                                                                                     ----------   ----------
                                                                                        436,100      611,400
                                                                                     ----------   ----------
                Gross earnings (loss).............................................       25,100      (10,300)
         Selling, general and administrative expenses.............................       51,800       59,300
         Goodwill amortization....................................................        6,200        6,200
                                                                                     ----------   ----------
                Operating loss....................................................      (32,900)     (75,800)
         Interest expense.........................................................      (28,800)     (29,300)
         Other income-net.........................................................        2,700        8,100
                                                                                     ----------   ----------
                Loss from continuing operations before
                  reorganization items and income tax provision...................      (59,000)     (97,000)
         Reorganization items.....................................................      (10,600)      (9,500)
                                                                                     -----------  -----------
                Loss from continuing operations before
                  income tax provision............................................      (69,600)    (106,500)
         Income tax provision.....................................................          500          700
                                                                                     ----------   ----------
                Loss from continuing operations...................................      (70,100)    (107,200)
         Discontinued operations - Sports & Licensing:
             Loss from operations.................................................           --       (2,600)
                                                                                     ----------   -----------
                Net loss..........................................................   $  (70,100)  $ (109,800)
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                     MARCH 31,           APRIL 1,
                                                                                       2001                2000
                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................        $    (70,100)       $    (107,200)
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization.......................................              21,800               27,600
      Decrease in working capital.........................................               2,700               49,900
      Cash flows of discontinued operations...............................                 200                3,600
      Gains on marketable equity securities...............................              (1,800)             (12,800)
      Other--net..........................................................                 600              (15,300)
                                                                                  ------------        -------------
         Net operating cash flows before
         reorganization items.............................................             (46,600)             (54,200)
      Net cash used for reorganization items..............................              (7,000)              (1,000)
                                                                                  ------------        -------------
           Net operating cash flows.......................................             (53,600)             (55,200)
                                                                                  ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................              (6,300)              (1,900)
   Proceeds from sale of marketable equity securities.....................               3,300               13,000
   Other--net.............................................................               1,100               (2,400)
                                                                                  ------------        -------------
           Net investing cash flows.......................................              (1,900)               8,700
                                                                                  ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................             235,100              329,600
   DIP financing payments.................................................            (238,700)            (320,900)
   Principal payments on long-term debt and capital leases................                (200)                (100)
   Affiliate notes and accounts payable...................................              36,200               30,100
                                                                                  ------------        -------------
           Net financing cash flows.......................................              32,400               38,700
                                                                                  ------------        -------------
Net decrease in Cash and cash
   equivalents (including restricted cash)................................             (23,100)              (7,800)
Cash and cash equivalents (including restricted
   cash) at beginning of period...........................................             131,200               38,300
                                                                                  ------------        -------------
Cash and cash equivalents (including restricted
    cash) at end of period................................................        $    108,100        $      30,500
                                                                                  ============        =============





                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. JOINT PLAN OF REORGANIZATION. Fruit of the Loom, Inc. ("FTL Inc.", "Fruit of the Loom" or "the Company"), its parent and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. Sections 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses subject to the supervision and orders of the Bankruptcy Court, pending confirmation of the joint plan of reorganization (the "Reorganization Plan") and the disclosure statement (the "Disclosure Statement"), which were filed simultaneously with the Bankruptcy Court on March 15, 2001, pursuant to Section 1125 of the Bankruptcy Code. Because FTL Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of the Company, subject to the supervision and orders of the Bankruptcy Court.

         In March 2001, the unsecured creditors' committee filed a motion to stay all proceedings in the Reorganization Plan and the Disclosure Statement until a determination is made as to whether various claims are secured or unsecured. A hearing was held on the motion on May 9, 2001, at which (i) the committee withdrew the motion without prejudice, and (ii) the Bankruptcy Court ordered the appointment of a mediator with respect to the dispute between the committee and certain prepetition secured creditors of the Debtors as to whether and to what extent those claims are both valid and secured. Fruit of the Loom opposed the motion. The Reorganization Plan has the support of Fruit of the Loom, the informal committee of noteholders and the unofficial committee of prepetition bank lenders.

         Certain subsidiaries were not included in the Reorganization Cases. Condensed combined financial statements of the entities in reorganization are presented herein.

         As part of the Reorganization Cases, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, its assets, liabilities or financial performance than is contained in this report. Copies of filings in the Company's Reorganization Cases are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the District of Delaware, 5th Floor, 824 Market Street, Wilmington, Delaware 19801. Certain filings may also be reviewed on the Bankruptcy Court's electronic docket for the Company's Reorganization Cases, which is posted on the internet www.deb.uscourts.gov.

         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and, accordingly, the Debtors filed the Reorganization Plan with the Bankruptcy Court on March 15, 2001. Although the Reorganization Plan contemplates emergence in 2001, there can be no assurance at this time that the Reorganization Plan proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or that the Reorganization Plan will be consummated. The Reorganization Plan does not provide any recovery to Fruit of the Loom, Ltd.'s equity security holders. Accordingly, management believes that current equity security holders (both common and preferred stock) will not receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The consummation of a plan of reorganization is the principal objective of the Reorganization Cases. The Reorganization Plan sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of the Reorganization Plan will require the requisite vote of impaired creditors entitled to vote under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         As stated above, additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                                                           MARCH 31,   DECEMBER 30,
                                                                                             2001          2000
                                                                                             ----          ----
                                                                                         (IN THOUSANDS OF DOLLARS)
         8.875% Unsecured Senior Notes...............................................  $    248,500     $  248,500
         Trade accounts payable......................................................        97,100         97,200
         Environmental and product liability.........................................        32,700         33,800
         Accrued severance...........................................................        27,400         27,400
         Deferred compensation accrual...............................................        11,000         14,300
         Other.......................................................................       117,300        119,500
                                                                                       ------------     ----------
                                                                                       $    534,000     $  540,700
                                                                                        ===========     ==========


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

         The Company's 7% Debentures due March 15, 2011 were delisted as of June 14, 2000 upon notice from the NASDAQ-AMEX Market Group (the "Exchange") that the Company had fallen below certain of the Exchange's continued listing guidelines.

         2. On March 4, 1999, Fruit of the Loom, Ltd. ("FTL Ltd"), a Cayman Islands company, became the parent holding company of FTL Inc. pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL Inc. on November 12, 1998. At the beginning of the third quarter of 1999, FTL Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL Ltd.

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

         3. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         4. No dividends were declared on the Company's common stock for the three-month periods ended March 31, 2001 and April 1, 2000. Management of the Company believes that no dividends will be declared on the Company's common stock while the Company's Reorganization Cases are pending.

         5. The Company's income tax provision for the first three months of 2001 and 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the first three months of 2001 or 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years and due to the Company's present inability under the Reorganization Cases to implement certain income tax planning strategies and expects an operating loss for 2001.

         6. On February 23, 2000, the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with accounting principles generally accepted in the United States, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. A portion of the Company's interest expense (in the amount of interest expense in each period presented below) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in 1999 for the loss on disposal of the assets of Pro Player and for expected operating losses during the phase-out period from February 24, 2000 through disposal. An additional $20,200,000 provision for loss on disposal was recorded in the fourth quarter of 2000. Accordingly, the portion of Pro Player's net loss attributable to periods after February 23, 2000 has been charged to the Company's reserve for loss on disposal.

         Operating results for Pro Player are classified as Discontinued Operations in the accompanying statement of operations as follows (in thousands of dollars):

                                                                                    THREE MONTHS ENDED
                                                                                  ---------------------
                                                                                  MARCH 31,    APRIL 1,
                                                                                    2001         2000
                                                                                    ----         ----
        Net sales.........................................................  $       2,500   $     21,300
        Cost of sales.....................................................          2,000         16,900
                                                                            -------------   ------------
             Gross earnings...............................................            500          4,400
        Selling, general & administrative expenses........................          1,400          9,600
        Goodwill amortization.............................................             --            500
                                                                            -------------   ------------
             Operating loss...............................................           (900)        (5,700)
        Interest expense..................................................             --         (1,000)
        Other expense--net................................................             --           (100)
                                                                            -------------   -------------
             Net loss.....................................................           (900)        (6,800)
        Portion of net loss charged to reserve for loss on disposal.......            900          4,200
                                                                            -------------   ------------
             Loss from discontinued operations............................  $          --   $     (2,600)
                                                                             ============    ===========

         Assets and liabilities of the discontinued Pro Player segment consisted of the following (in thousands of dollars):

                                                                                              MARCH 31,     DECEMBER 30,
                                                                                                2001            2000
                                                                                                ----            ----
Inventories.............................................................................   $        --     $        500
Other accounts payable and accrued expenses.............................................        (5,600)          (5,600)
                                                                                           -----------     ------------
    Net current liabilities.............................................................        (5,600)          (5,100)
                                                                                           ------------    -------------
Property, plant and equipment...........................................................         2,000            2,000
Liabilities subject to compromise.......................................................       (13,600)         (13,900)
                                                                                           -----------     ------------
    Net noncurrent liabilities..........................................................       (11,600)         (11,900)
                                                                                           ------------    ------------
    Net liabilities of discontinued operations..........................................   $   (17,200)    $    (17,000)
                                                                                            ===========    =============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         Assets are shown at their expected net realizable values.

         7. In the first quarter of 2001, a $9,000,000 charge was recorded principally related to the closure of one of the Company's yarn mills. In May 2001, the Company reached a decision and announced the closure of two of its textile facilities and one additional sewing facility. The Company has not finalized its analysis of the costs associated with the most recent closures but estimates the cost to be approximately $50,000,000, $10,000,000 of which are estimated to be cash charges. The cost of the May 2001 shutdowns will be recorded in the second quarter of 2001.

         In the third and fourth quarters of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States and Mexico, resulting in special charges aggregating $90,100,000 ($13,100,000 in the third quarter and $77,000,000 in the fourth quarter) for writedowns of inventory, property, plant and equipment, other assets and contractual obligations.

         A rollforward of the 2000 special charges from December 30, 2000 through March 31, 2001 is presented below (in thousands of dollars):


                                                           RESERVE                                             RESERVE
                                                         BALANCE AT                                          BALANCE AT
                                                        DECEMBER 30,    CASH        INCOME      OTHER         MARCH 31,
                                                            2000      PAYMENTS     (EXPENSE)  ACTIVITY          2001
                                                            ----      --------     ---------  --------          ----
Closing and disposal of U.S and Mexico
   manufacturing facilities..........................  $    60,600    $    400   $        --  $     2,200    $    58,000
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first three months of 2001 consists primarily of disposal of property, plant and equipment.

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

         A rollforward of the 1999 special charges from December 30, 2000 through March 31, 2001 is presented below (in thousands of dollars):

                                                           RESERVE                                             RESERVE
                                                         BALANCE AT                                          BALANCE AT
                                                        DECEMBER 30,    CASH        INCOME      OTHER         MARCH 31,
                                                            2000      PAYMENTS     (EXPENSE)  ACTIVITY          2001
                                                            ----      --------     ---------  --------          ----
Provisions and losses on the sales of
   close-out and irregular merchandise...............  $     4,900    $     --   $        --  $     2,700    $     2,200
Severance............................................       28,600          --            --           --         28,600
Debt guarantee.......................................       29,300          --            --           --         29,300
Other asset write downs and reserves.................       22,500          --            --        8,100         14,400
                                                       -----------    --------   -----------  -----------    -----------
                                                       $    85,300    $     --            --  $    10,800    $    74,500
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first three months of 2001 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first three months of 2001 for additional ongoing normal lower of cost or market reserves.

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

         A rollforward of the 1997 special charges from December 30, 2000 through March 31, 2001 is presented below (in thousands of dollars):

                                                           RESERVE                                               RESERVE
                                                           BALANCE                                               BALANCE
                                                        DECEMBER 30,      CASH         INCOME       OTHER       MARCH 31,
                                                            2000        PAYMENTS      (EXPENSE)   ACTIVITY        2001
                                                            ----        --------      ---------   --------        ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
Sewing, finishing and distribution facilities........     $   23,200   $      --     $     --    $   1,100     $    22,100
Impairment of mills to be sold.......................         13,400          --           --           --          13,400
Lease residual guarantees............................         54,200          --           --           --          54,200
Other equipment......................................          6,100          --           --           --           6,100
                                                          ----------   ---------     --------    ---------     -----------
                                                              96,900          --           --        1,100          95,800
Severance costs......................................            200          --          200           --              --
Other accruals.......................................          1,900          --        1,900           --              --
                                                          ----------   ---------     --------    ---------     -----------
                                                              99,000          --        2,100        1,100          95,800
                                                          ----------   ---------     --------    ---------     -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Other accruals.......................................          2,100          --           --           --           2,100
                                                          ----------   ---------     --------    ---------     -----------
                                                               2,100          --           --           --           2,100
                                                          ----------   ---------     --------    ---------     -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          8,800          --           --           --           8,800
                                                          ----------   ---------     --------    ---------     -----------
                                                          $  109,900   $      --     $  2,100    $   1,100     $   106,700
                                                          ==========   =========     ========    =========     ===========

      In the first quarter of 2001, the Company finalized certain estimates related to the 1997 special charges, resulting in reductions to selling, general and administrative expense of $2,100,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         8. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company's indirect subsidiary, NWI Land Management, Inc. ("NWI"), is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate its potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves as of March 31, 2001 consist primarily of certain environmental and product liability reserves of $30,700,000 and $2,000,000, respectively. The Company has certain amounts of environmental and other insurance which may cover expenditures in connection with environmental sites and product liabilities. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA legislation.

         Owners and operators of hazardous waste sites, generators and transporters of hazardous wastes are subject to claims brought by State and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at disposal locations from liable parties under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 2001 and future years.

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of up to $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000 (but as to which the Debtors remain liable for all claims for payment thereunder made or deemed made prior to that date), Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of April 30, 2001. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and a $20,000,000 charge in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and 2001 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation. Through April 30, 2001, total payments made by the Company on behalf of Mr. Farley's loan aggregated $7,200,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through April 30, 2001 aggregated $2,000,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         On March 27, 1995, Mr. Farley and Fruit of the Loom entered into an employment agreement, effective as of December 18, 1994, which was subsequently amended and restated as of January 6, 1999 (the "Employment Agreement"). Mr. Farley relinquished the duties of chief executive officer and chief operating officer in August of 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's Employment Agreement. Fruit of the Loom terminated the Employment Agreement prior to the Petition Date and, as a protective measure, rejected it by order of the Bankruptcy Court on December 30, 1999. Pursuant to the terms of the Employment Agreement, Mr. Farley had the right to defer all or a portion of his compensation in a particular year in exchange for the right to receive benefits payable (if any) under a Deferred Compensation Plan and a Rabbi Trust. The Rabbi Trust provided that, in the event Fruit of the Loom becomes a "debtor" under the Bankruptcy Code, the assets of the Rabbi Trust would be held for the benefit of Fruit of the Loom's general creditors. Nonetheless, Mr. Farley has taken the position that the Rabbi Trust and its assets should not be considered property of Fruit of the Loom's estate.

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

         On March 3, 2000, Fruit of the Loom moved for the entry of an order, pursuant to Sections 105 and 543 of the Bankruptcy Code (the "Turnover Motion"), directing the turnover of the cash and securities held in the Rabbi Trust (the "Rabbi Trust Assets") from Wachovia. On or about June 30, 2000, the Bankruptcy Court entered an order granting, in part, the Turnover Motion and directing that
(i) Wachovia turn over the Rabbi Trust Assets to Fruit of the Loom, (ii) Fruit of the Loom deposit the Rabbi Trust Assets in an escrow account (the "Escrow Account") and (iii) Fruit of the Loom commence an adversary proceeding seeking a declaratory judgment regarding the ownership of the Rabbi Trust Assets and Fruit of the Loom's ability to use such assets in the Reorganization Cases. As described more fully below, in furtherance of the Bankruptcy Court's order, Fruit of the Loom commenced an adversary proceeding against Mr. Farley, which is pending, and deposited the Rabbi Trust Assets into the Escrow Account.

         On May 30, 2000, Mr. Farley commenced an adversary proceeding against Fruit of the Loom in the Bankruptcy Court, Farley v. Fruit of the Loom, Inc., Case No. 99-04497, Adv. Proc. No. 00-646 (D. Del.) (the "Remedies Proceeding"). The Remedies Proceeding seeks a declaratory judgment that Mr. Farley is a third-party beneficiary of certain documents with respect to Fruit of the Loom's guarantee of the Farley loan, and that those documents cannot be altered without his consent. Mr. Farley seeks a judgment that Fruit of the Loom is foreclosed from seeking reimbursement and repayment for payments made by Fruit of the Loom to the Farley lenders pursuant to the Farley guarantee until the Farley lenders are paid in full. Fruit of the Loom has filed an answer and counterclaim seeking, among other things, a determination that Mr. Farley is in breach of his reimbursement obligations to Fruit of the Loom and a judgment requiring him to specifically perform his obligations under the reimbursement agreement.

         On July 17, 2000, Fruit of the Loom commenced an action against Mr. Farley in the Bankruptcy Court, Fruit of the Loom, Inc. v. Farley, Case No. 99-04497, Adv. Proc. No. 00-724 (D. Del.) (the "Rabbi Trust Proceeding"). The Rabbi Trust Proceeding seeks a declaratory judgment that certain assets maintained and held in the Rabbi Trust are the property of Fruit of the Loom's estate and may be used immediately by Fruit of the Loom for the benefit of its estate and creditors. On August 21, 2000, Mr. Farley filed an answer and counterclaims against Fruit of the Loom.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         On August 4, 2000, Fruit of the Loom commenced an action against Mr. Farley in the Bankruptcy Court, Fruit of the Loom, Inc. v. Farley, Case No. 99-04497, Adv. Proc. No. 00-276 (D. Del.) (the "Artwork Proceeding"). The Artwork Proceeding seeks the return of certain pieces of art owned by Fruit of the Loom that Fruit of the Loom contends are in the possession of Mr. Farley. On September 2, 2000, Mr. Farley filed an answer and counterclaims against Fruit of the Loom.

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

         On September 7, 2000, the reference for all three adversary proceedings involving Fruit of the Loom and Mr. Farley was withdrawn to the United States District Court for the District of Delaware and the adversary proceedings were assigned to Chief Judge Robinson, effective September 27, 2000. Discovery has commenced with respect to all of the adversary proceedings.

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At March 31, 2001, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $18,000,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

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

         Fruit of the Loom and counsel for the plaintiff reached agreement, so ordered by the Bankruptcy Court on November 20, 2000 (the "105 Stipulation"), to stay the New England Action and certain other proceedings at least until January 15, 2001, (which has been extended on consent) subject, among other things, to certain limited document discovery against non-parties (other than any current or former officers and directors) being permitted to proceed, and to the right of the plaintiff to amend the complaint to add additional parties. Pursuant to the 105 Stipulation, as extended on consent, the New England Action has been stayed indefinitely as to all parties.

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

         9. Comprehensive loss was as follows (in thousands of dollars):

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                      MARCH 31,    APRIL 1,
                                                                        2001         2000
                                                                        ----         ----
                  Net loss.........................................   $(70,100)  $ (109,800)
                  Unrealized gain/loss on marketable equity securities:
                        Holding loss...............................     (4,400)          --
                        Realized gains reclassified to net loss....         --      (10,000)
                  Foreign currency translation adjustments--net....     (9,500)      (3,200)
                                                                      --------    ----------
                        Comprehensive loss.........................   $(84,000)  $ (123,000)
                                                                      ========   ===========

         10. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of March 31, 2001 and December 30, 2000 and for the three months ended March 31, 2001 and April 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                               MARCH 31,       DECEMBER 30,
                                                                                                 2001              2000
                                                                                                 ----              ----
                                                           ASSETS                             (UNAUDITED)
Current Assets
   Cash and cash equivalents (including restricted cash)................................  $         72,300 $      93,100
   Notes and accounts receivable (less allowance for possible losses $30,300 and
   of $34,100)..........................................................................           115,900        94,000
   Inventories
      Finished goods....................................................................           395,200       392,700
      Work in process...................................................................            53,300        66,800
      Materials and supplies............................................................            13,900        23,700
                                                                                          ---------------- -------------
         Total inventories..............................................................           462,400       483,200
   Other ...............................................................................            21,600        18,200
                                                                                          ---------------- -------------
         Total current assets...........................................................           672,200       688,500
                                                                                          ---------------- -------------
Property, Plant and Equipment...........................................................           811,700       870,000
   Less accumulated depreciation........................................................           658,000       699,200
                                                                                          ---------------- -------------
         Net property, plant and equipment..............................................           153,700       170,800
                                                                                          ---------------- -------------
Other Assets
   Goodwill (less accumulated amortization of $382,900 and $376,700)....................           600,400       606,600
   Investment in nondebtor subsidiaries.................................................           259,300       274,500
   Receivable from nondebtor subsidiaries...............................................            90,100        85,800
   Other ...............................................................................            69,000        76,000
                                                                                          ---------------- -------------
         Total other assets.............................................................         1,018,800     1,042,900
                                                                                          ---------------- -------------
                                                                                          $      1,844,700 $   1,902,200
                                                                                           =============== =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt.................................................  $        743,000 $     745,700
   Trade accounts payable...............................................................            18,400        21,700
   Net liabilities of discontinued operations...........................................             5,600         5,100
   Other accounts payable and accrued expenses..........................................           210,800       211,500
                                                                                          ---------------- -------------
         Total current liabilities......................................................           977,800       984,000
                                                                                          ---------------- -------------
Noncurrent Liabilities
   Long-term debt.......................................................................           386,400       385,800
   Net liabilities of discontinued operations...........................................            11,600        11,900
   Payable to nondebtor subsidiaries....................................................           116,600        81,600
   Other ...............................................................................            19,200        11,500
                                                                                          ---------------- -------------
         Total noncurrent liabilities...................................................           533,800       490,800
                                                                                          ---------------- -------------
Liabilities Subject to Compromise
   Unrelated parties....................................................................           534,000       540,700
   Payable to nondebtor subsidiaries and affiliates.....................................           606,200       606,200
                                                                                          ---------------- -------------
         Total liabilities subject to compromise........................................         1,140,200     1,146,900
                                                                                          ---------------- -------------
Exchangeable Preferred Stock............................................................            71,700        71,700
                                                                                          ---------------- -------------
Common Stockholders' Deficit............................................................          (878,800)    (791,200)
                                                                                          ----------------- ------------
                                                                                          $      1,844,700 $   1,902,200
                                                                                           =============== =============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                                    THREE MONTHS ENDED
                                                                                               ---------------------------
                                                                                                MARCH 31,        APRIL 1,
                                                                                                   2001             2000
                                                                                                   ----            -----
Net Sales
   Unrelated parties.......................................................................... $    251,600   $    302,500
   Affiliates.................................................................................      156,100        240,700
                                                                                               ------------   ------------
                                                                                                    407,700        543,200
                                                                                               ------------   ------------
Cost of Sales
   Unrelated parties..........................................................................      211,400        293,000
   Affiliates.................................................................................      181,100        282,400
                                                                                               ------------   ------------
                                                                                                    392,500        575,400
                                                                                               ------------   ------------
      Gross earnings..........................................................................       15,200        (32,200)
Selling, general and administrative expenses..................................................       39,200         41,400
Goodwill amortization.........................................................................        6,200          6,200
                                                                                               ------------   ------------
      Operating earnings (loss)...............................................................      (30,200)       (79,800)
Interest expense..............................................................................      (28,400)       (29,600)
Equity in earnings (loss) of nondebtor subsidiaries...........................................       (2,200)         2,000
Other income--net.............................................................................        1,500         11,600
                                                                                               ------------   ------------
      Loss from continuing operations before reorganization items and income tax
        provision.............................................................................      (59,300)       (95,800)
Reorganization items..........................................................................      (10,600)        (9,500)
                                                                                               ------------   ------------
      Loss from continuing operations before income tax provision.............................      (69,900)      (105,300)
Income tax provision..........................................................................          200          1,900
                                                                                               ------------   ------------
      Loss from continuing operations.........................................................      (70,100)      (107,200)
Discontinued operations
   Loss--Sports & Licensing operations........................................................           --         (2,600)
                                                                                               ------------   ------------
   Net loss .................................................................................  $   (70,100)   $   (109,800)
                                                                                               ============   ============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                                    THREE MONTHS ENDED
                                                                                                    ------------------
                                                                                                MARCH 31,        APRIL 1,
                                                                                                   2001             2000
                                                                                                   ----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................................   $     (70,100)     (107,200)
   Adjustments to reconcile to net operating cash flows:
      Equity in (earnings) loss of nondebtor subsidiaries.................................           2,200        (2,000)
      Depreciation and amortization.......................................................          19,400        24,900
      Decrease in working capital.........................................................           3,300        75,800
      Cash flows of discontinued operations...............................................             200         3,600
      Gains on marketable equity securities...............................................          (1,800)      (12,800)
      Other--net..........................................................................           8,100       (16,800)
                                                                                             -------------   -----------
        Net operating cash flows before reorganization items..............................         (38,700)      (34,500)
      Net cash used for reorganization items..............................................          (7,000)       (1,000)
                                                                                             -------------   -----------
          Net operating cash flows........................................................         (45,700)      (35,500)
                                                                                             -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................................          (6,300)       (1,800)
   Proceeds from sale of marketable equity securities.....................................           3,300        13,000
   Affiliate notes and accounts receivable................................................          (4,300)       (9,700)
   Other--net.............................................................................              --        (2,400)
                                                                                             -------------   -----------
          Net investing cash flows........................................................          (7,300)         (900)
                                                                                             -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................................         235,100       329,600
   DIP financing payments.................................................................        (238,700)     (320,900)
   Affiliate notes and accounts payable...................................................          35,800        28,600
                                                                                             -------------   -----------
          Net financing cash flows........................................................          32,200        37,300
                                                                                             -------------   -----------
Net increase (decrease) in cash and cash equivalents (including restricted cash)..........         (20,800)          900
Cash and cash equivalents (including restricted cash) at beginning of period..............          93,100        18,200
                                                                                             -------------   -----------
Cash and cash equivalents (including restricted cash) at end of period....................   $      72,300   $    19,100
                                                                                             =============   ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         11. The Company's 8 7/8% senior notes due April 2006 ("8 7/8% Senior Notes") are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal, wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations. There are currently no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

         The supplemental guarantor condensed consolidating financial statements present:

                  (a) Supplemental condensed consolidating balance sheets as of March 31, 2001 and December 30, 2000, and supplemental condensed consolidating summaries of operations and cash flows for the three months ended March 31, 2001 and April 1, 2000;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED     COMBINED       FRUIT   ELIMINATIONS
                                                       NON-GUARANTOR  GUARANTOR     OF THE       AND
ASSETS                                                 SUBSIDIARIES SUBSIDIARIES LOOM, INC.  RECLASSIFICATION  CONSOLIDATED
                                                       ------------ ------------ ----------  ----------------  ------------
Current Assets
   Cash and cash equivalents
     (including restricted cash).....................   $  33,500  $     7,700  $     66,900  $               $   108,100
   Notes and accounts receivable
   (less allowance for possible losses of $40,300)...      50,000      121,900           300                      172,200
   Inventories,
     Finished goods..................................      57,000      396,100            --                      453,100
     Work in process.................................       7,500       57,800            --                       65,300
     Materials and supplies..........................       5,500       13,600            --                       19,100
                                                        ---------  -----------  ------------  ------------    -----------
         Total inventories...........................      70,000      467,500            --                      537,500
   Other ............................................       6,200       22,600         1,400                       30,200
                                                        ---------  -----------  ------------  ------------    -----------
         Total current assets........................     159,700      619,700        68,600                      848,000
                                                        ---------  -----------  ------------  ------------    -----------
Property, Plant and Equipment........................     135,400      813,800         7,700                      956,900
   Less accumulated depreciation.....................      79,000      656,200         5,100                      740,300
                                                        ---------  -----------  ------------  ------------    -----------
       Net property, plant and equipment.............      56,400      157,600         2,600                      216,600
                                                        ---------  -----------  ------------  ------------    -----------
Other Assets
   Goodwill (less accumulated amortization of
     $382,900).......................................          --       27,200       573,200                      600,400
   Affiliate notes and accounts receivable--net......          --           --     1,209,400    (1,209,400)            --
   Investment in subsidiaries........................          --      125,500            --      (125,500)            --
   Other ............................................       1,200       29,000        38,900            --         69,100
                                                        ---------  -----------  ------------  ------------    -----------
         Total other assets..........................       1,200      181,700     1,821,500    (1,334,900)       669,500
                                                        ---------  -----------  ------------  -------------   -----------
                                                        $ 217,300  $   959,000  $  1,892,700  $ (1,334,900)   $ 1,734,100
                                                        =========  ===========  ============  =============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt..............   $     700  $        --  $    743,000  $               $   743,700
   Trade accounts payable............................       9,500       18,200         1,900                       29,600
   Net liabilities of discontinued operations........          --        5,600            --                        5,600
   Other accounts payable and accrued expenses.......      17,900      132,800        82,600                      233,300
                                                        ---------  -----------  ------------  ------------    -----------
         Total current liabilities...................      28,100      156,600       827,500                    1,012,200
                                                        ---------  -----------  ------------  ------------    -----------
Noncurrent Liabilities
   Long-term debt....................................      23,100        7,600       378,800                      409,500
   Losses in excess of investment in subsidiaries....          --           --     1,167,900    (1,167,900)            --
   Net liabilities of discontinued operations........          --       11,600            --                       11,600
   Notes and account payable - affiliates............      40,600    1,337,200            --    (1,209,400)       168,400
   Other ............................................          --       19,100           100                       19,200
                                                        ---------  -----------  ------------  ------------    -----------
         Total noncurrent liabilities................      63,700    1,375,500     1,546,800    (2,377,300)       608,700
                                                        ---------  -----------  ------------  -------------   -----------
Liabilities Subject to Compromise
   Unrelated parties.................................          --      208,500       325,500                      534,000
   Affiliates........................................          --      386,300            --                      386,300
                                                        ---------  -----------  ------------  ------------    -----------
         Total liabilities subject to compromise.....          --      594,800       325,500                      920,300
                                                        ---------  -----------  ------------  ------------    -----------
Preferred Stock......................................          --           --        71,700                       71,700
                                                        ---------  -----------  ------------  ------------    -----------
Common Stockholder's Equity (Deficit)................     125,500   (1,167,900)     (878,800)    1,042,400       (878,800)
                                                        ---------  ------------ ------------- ------------    ------------
                                                        $ 217,300  $   959,000  $  1,892,700  $ (1,334,900)   $ 1,734,100
                                                        =========  ===========  ============  =============   ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                        COMBINED     COMBINED       FRUIT     ELIMINATIONS
                                                      NON-GUARANTOR  GUARANTOR     OF THE          AND
                                                      SUBSIDIARIES  SUBSIDIARIES  LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                      ------------  ------------  ---------- ----------------  ------------
Net sales
   Unrelated parties.................................   $  60,000  $   254,600  $             $               $   314,600
   Affiliates........................................          --      153,700                      (7,100)       146,600
                                                        ---------  -----------  ------------  -------------   -----------
                                                           60,000      408,300                      (7,100)       461,200
                                                        ---------  -----------  ------------  -------------   -----------
Cost of sales
   Unrelated parties.................................      50,100      212,900                                    263,000
   Affiliates........................................          --      180,200                      (7,100)       173,100
                                                        ---------  -----------  ------------  -------------   -----------
                                                           50,100      393,100                      (7,100)       436,100
                                                        ---------  -----------  ------------  -------------   -----------
     Gross earnings..................................       9,900       15,200                                     25,100
Selling, general and administrative expenses.........      11,600       41,300        (1,100)                      51,800
Goodwill amortization................................          --          300         5,900                        6,200
                                                        ---------  -----------  ------------  ------------    -----------
     Operating earnings (loss).......................      (1,700)     (26,400)       (4,800)                     (32,900)
Interest expense.....................................        (400)        (100)      (28,300)                     (28,800)
Affiliated interest income (expense).................        (900)     (29,500)       30,400                           --
Equity in losses of subsidiaries.....................          --       (2,200)      (54,100)       56,300             --
Other income (expense)--net..........................       1,100        4,500        (2,900)                       2,700
                                                        ---------  -----------  ------------- ------------    -----------
     Loss from continuing operations before
       reorganization items and income tax provision.      (1,900)     (53,700)      (59,700)       56,300        (59,000)
Reorganization items.................................          --         (200)      (10,400)                     (10,600)
                                                        ---------  ------------ ------------- ------------    ------------
     Loss from continuing operations before
         income tax provision........................      (1,900)     (53,900)      (70,100)       56,300        (69,600)
Income tax provision.................................         300          200            --                          500
                                                        ---------  -----------  ------------  ------------    -----------
     Loss from continuing operations.................      (2,200)     (54,100)      (70,100)       56,300        (70,100)
Discontinued operations - Sports & Licensing
   Loss from operations..............................          --           --            --            --             --
                                                        ---------  -----------  ------------  ------------    -----------
     Net loss........................................   $  (2,200) $   (54,100) $    (70,100) $     56,300    $   (70,100)
                                                        ========== ============ ============= ============    ============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                        COMBINED     COMBINED       FRUIT     ELIMINATIONS
                                                      NON-GUARANTOR  GUARANTOR     OF THE          AND
                                                      SUBSIDIARIES SUBSIDIARIES  LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                      ------------ ------------  ---------- ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................   $  (2,200) $   (54,100) $    (70,100) $     56,300    $   (70,100)
   Adjustments to reconcile to net operating cash flows:
     Equity in losses of subsidiaries................          --        2,200        54,100       (56,300)            --
     Depreciation and amortization...................       2,200       11,000         8,600                       21,800
     Decrease (increase) in working capital..........      (5,200)       4,500         3,400                        2,700
     Cash flows of discontinued operations...........          --          200            --                          200
     Gain on marketable equity securities............          --       (1,800)           --                       (1,800)
     Other--net......................................      (6,300)        (800)        7,700                          600
                                                        ---------  -----------  ------------  ------------    -----------
       Net operating cash flows
         before reorganization items.................     (11,500)     (38,800)        3,700                      (46,600)
     Net cash used for reorganization items..........          --           --        (7,000)                      (7,000)
                                                        ---------  -----------  ------------  ------------    -----------
             Net operating cash flows................     (11,500)     (38,800)       (3,300)           --        (53,600)
                                                        ---------  -----------  ------------  ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................          --       (6,300)           --                       (6,300)
   Proceeds from sale of marketable equity securities          --        3,300            --                        3,300
   Affiliate notes and accounts receivable...........          --           --        (6,600)        6,600             --
   Other--net........................................       1,100           --            --                        1,100
                                                        ---------  -----------  ------------  ------------    -----------
             Net investing cash flows................       1,100       (3,000)       (6,600)        6,600         (1,900)
                                                        ---------  -----------  ------------  ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................          --           --       235,100                      235,100
   DIP financing payments ...........................          --           --      (238,700)                    (238,700)
   Principal payments on
     long-term debt and capital leases...............        (200)          --            --                         (200)
   Affiliate notes and accounts payable..............      11,100       31,700            --        (6,600)        36,200
                                                        ---------  -----------  ------------  ------------    -----------
             Net financing cash flows................      10,900       31,700        (3,600)       (6,600)        32,400
                                                        ---------  -----------  ------------  ------------    -----------
Net increase (decrease) in Cash and cash equivalents
   (including restricted cash).......................         500      (10,100)      (13,500)           --        (23,100)
Cash and cash equivalents (including restricted cash)
   at beginning of period............................      33,000       17,800        80,400                      131,200
                                                        ---------  -----------  ------------  ------------    -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................   $  33,500  $     7,700  $     66,900  $         --    $   108,100
                                                        =========  ===========  ============  ============    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                        COMBINED      COMBINED                  ELIMINATIONS
                                                      NON-GUARANTOR   GUARANTOR    FRUIT OF         AND
                                                      SUBSIDIARIES  SUBSIDIARIES THE LOOM INC. RECLASSIFICATIONS   CONSOLIDATED
                                                      ------------  ------------ ------------- -----------------   ------------
ASSETS
Current Assets
   Cash and cash equivalents (including
        restricted cash).........................     $    33,000    $   17,800  $     80,400   $                    $  131,200
   Notes and accounts receivable (less allowance
     for possible losses of $44,800).............          38,100       104,100           200                           142,400
   Inventories
     Finished goods..............................          62,400       392,400            --                           454,800
     Work in process.............................           7,300        71,600            --                            78,900
     Materials and supplies......................           5,500        24,800            --                            30,300
                                                     ------------   -----------    ----------  -----------           ----------
       Total inventories.........................          75,200       488,800            --                           564,000
   Other.........................................           5,500        18,400         2,000                            25,900
                                                     ------------   -----------    ----------  -----------           ----------
       Total currents assets.....................         151,800       629,100        82,600                           863,500
                                                     ------------   -----------    ----------  -----------           ----------
Property, Plant and Equipment....................         142,600       874,600         5,200                         1,022,400
   Less accumulated depreciation.................          80,800       699,700         2,600                           783,100
                                                     ------------   -----------    ----------  -----------           ----------
     Net property, plant and equipment...........          61,800       174,900         2,600                           239,300
                                                     ------------   -----------    ----------  -----------           ----------
Other assets
   Goodwill (less accumulated amortization of
     $376,700)...................................              --        27,500       579,100                           606,600
   Affiliate notes and accounts receivable--net..              --            --     1,202,800   (1,202,800)                  --
   Investment in subsidiaries....................              --       135,100            --     (135,100)                  --
   Other.........................................           1,400        30,500        44,400                            76,300
                                                     ------------   -----------    ----------  -----------           ----------
       Total other assets........................           1,400       193,100     1,826,300  $(1,337,900)             682,900
                                                     ------------   -----------    ----------  ------------          ----------
                                                     $    215,000   $   997,100    $1,911,500  $(1,337,900)          $1,785,700
                                                     ============   ===========    ==========  ===========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt..........    $        700   $        --    $  745,700  $                     $  746,400
   Trade accounts payable........................           7,100        24,400            --                            31,500
   Net liabilities of discontinued operations....              --         5,100            --                             5,100
   Other accounts payable and accrued expenses...          18,100       133,100        81,600                           232,800
                                                     ------------   -----------    ----------  -----------           ----------
       Total current liabilities.................          25,900       162,600       827,300                         1,015,800
                                                     ------------   -----------    ----------  -----------           ----------
Noncurrent Liabilities
   Long-term debt................................          24,400         7,700       378,200                           410,300
   Losses in excess of investment in
     subsidiaries................................              --            --     1,096,300   (1,096,300)                  --
   Net liabilities of discontinued operations....              --        11,900            --                            11,900
   Affiliate notes and accounts payable..........          29,500     1,302,000            --   (1,202,800)             128,700
   Other.........................................             100        11,300           100                            11,500
                                                     ------------   -----------    ----------  -----------           ----------
       Total noncurrent liabilities..............          54,000     1,332,900     1,474,600   (2,299,100)             562,400
                                                     ------------   -----------    ----------  -----------           ----------
Liabilities Subject to Compromise
   Unrelated parties.............................              --       211,600       329,100                           540,700
   Affiliates....................................              --       386,300            --                           386,300
                                                     ------------   -----------    ----------  -----------           ----------
                                                               --       597,900       329,100                           927,000
                                                     ------------   -----------    ----------  -----------           ----------
Preferred Stock..................................              --            --        71,700                            71,700
                                                     ------------   -----------    ----------  -----------           ----------
Common Stockholder's Equity (Deficit)............         135,100    (1,096,300)     (791,200)     961,200             (791,200)
                                                     ------------   -----------    ----------  -----------           ----------
                                                     $    215,000   $   997,100    $1,911,500  $(1,337,900)          $1,785,700
                                                     ============   ===========    ==========  ===========           ==========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                        COMBINED       COMBINED                       ELIMINATIONS
                                                      NON-GUARANTOR    GUARANTOR      FRUIT OF            AND
                                                      SUBSIDIARIES   SUBSIDIARIES   THE LOOM, INC.   RECLASSIFICATION   CONSOLIDATED
                                                      ------------   ------------   --------------   ----------------   ------------
Net sales
   Unrelated parties.................................   $  68,700    $   306,200    $                 $                 $   374,900
   Affiliates........................................          --        237,200                           (11,000)         226,200
                                                        ---------    -----------    ------------      -------------     -----------
                                                           68,700        543,400                           (11,000)         601,100
                                                        ---------    -----------    ------------      -------------     -----------
Cost of sales
   Unrelated parties.................................      53,000        304,400                                            357,400
   Affiliates........................................          --        265,000                           (11,000)         254,000
                                                        ---------    -----------    ------------      -------------     -----------
                                                           53,000        569,400                           (11,000)         611,400
                                                        ---------    -----------    ------------      -------------     -----------
     Gross earnings (loss)...........................      15,700        (26,000)                                           (10,300)
Selling, general and administrative expenses.........      13,600         41,000           4,700                             59,300
Goodwill amortization................................          --            300           5,900                              6,200
                                                        ---------    -----------    ------------      ------------      -----------
     Operating loss..................................       2,100        (67,300)        (10,600)                           (75,800)
Interest expense.....................................        (700)          (200)        (29,400)            1,000          (29,300)
Affiliated interest income (expense).................        (600)       (41,100)         41,700                                 --
Equity in losses of subsidiaries.....................          --         (1,700)        (99,600)          101,300               --
Other income (expense)--net..........................      (2,100)        12,600          (2,400)                             8,100
                                                        ----------   -----------    -------------     ------------      -----------
     Loss from continuing operations before
         reorganization items and income tax
         provision...................................      (1,300)       (97,700)       (100,300)          102,300          (97,000)
Reorganization items.................................          --             --          (9,500)                            (9,500)
                                                        ---------    -----------    -------------     ------------      ------------
     Loss from continuing operations before
         income tax provision........................      (1,300)       (97,700)       (109,800)          102,300         (106,500)
Income tax provision.................................         400            300              --                                700
                                                        ---------    -----------    ------------      ------------      -----------
     Loss from continuing operations.................      (1,700)       (98,000)       (109,800)          102,300         (107,200)
Discontinued operations - Sports & Licensing:
   Loss from operations..............................          --         (1,600)             --            (1,000)          (2,600)
                                                        ---------    ------------   ------------      -------------     ------------
     Net loss........................................   $  (1,700)   $   (99,600)   $   (109,800)     $    101,300      $  (109,800)
                                                        ==========   ============   =============     ============      ============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED      COMBINED                     ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR       FRUIT OF         AND
                                                       SUBSIDIARIES   SUBSIDIARIES  THE LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                       ------------   ------------  -------------- ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................   $  (1,700)   $   (98,000)  $   (109,800)   $    102,300     $  (107,200)
   Adjustments to reconcile to net operating cash
     flows:
     Equity in losses of subsidiaries................          --          1,700         99,600        (101,300)             --
     Depreciation and amortization...................       2,700         16,200          8,700                          27,600
     Decrease (increase) in working capital..........     (19,900)        41,900         27,900                          49,900
     Cash flows of discontinued operations...........          --          4,600             --          (1,000)          3,600
     Gains on marketable equity securities...........          --        (12,800)            --                         (12,800)
     Other--net......................................      (1,900)       (11,400)        (2,000)                        (15,300)
                                                        ----------   ------------  ------------    ------------     ------------
       Net cash provided by (used for) operating
         activities
         before reorganization items.................     (20,800)       (57,800)        24,400                         (54,200)
     Net cash used for reorganization items..........          --             --         (1,000)                         (1,000)
                                                        ---------    -----------   -------------   ------------     -----------
             Net operating cash flows................     (20,800)       (57,800)        23,400              --         (55,200)
                                                        ----------   ------------  ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................        (200)        (1,700)            --                          (1,900)
   Proceeds from sale of marketable equity securities          --         13,000             --                          13,000
   Affiliate notes and accounts receivable...........       4,300         (7,100)       (31,100)         33,900              --
   Other--net........................................         200         (2,600)            --                          (2,400)
                                                        ---------    ------------  ------------    ------------     ------------
             Net investing cash flows................       4,300          1,600        (31,100)         33,900           8,700
                                                        ---------    -----------   -------------   ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................          --             --        329,600                         329,600
   DIP financing payments ...........................          --             --       (320,900)                       (320,900)
   Principal payments on
     long-term debt and capital leases...............        (100)            --             --                            (100)
   Affiliate notes and accounts payable..............       7,100         56,900             --         (33,900)         30,100
                                                        ---------    -----------   ------------    -------------    -----------
             Net financing cash flows................       7,000         56,900          8,700         (33,900)         38,700
                                                        ---------    -----------   ------------    -------------    -----------
Net increase (decrease) in Cash and cash equivalents
   (including restricted cash).......................      (9,500)           700          1,000              --          (7,800)
Cash and cash equivalents (including restricted cash)
   at beginning of period............................      19,100         10,300          8,900                          38,300
                                                        ---------    -----------   ------------    ------------     -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................   $   9,600    $    11,000   $      9,900    $         --     $    30,500
                                                        =========    ===========   ============    ============     ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "estimates", "expects", and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from Chapter 11 protection pursuant to a reorganization plan that provides for the Company to remain substantially intact, the Company's ability to successfully execute its corporate strategy in a competitive marketplace, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, political and regulatory uncertainty that could influence international activities, the resolution of legal proceedings and other contingent liabilities, and weather conditions in the locations in which the Company manufactures and sells its products. Please refer to the Company's documents on file with the Securities and Exchange Commission and the U.S. Bankruptcy Court in Delaware for other risks and uncertainties and for additional information that the Company is required to report to the U.S. Bankruptcy Court on a monthly basis. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

CHAPTER 11 FILING

         Fruit of the Loom, Inc., a Delaware corporation ("FTL Inc."), its parent and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. Sections 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses subject to the supervision and orders of the Bankruptcy Court, pending confirmation of the joint plan of reorganization (the "Reorganization Plan") and the disclosure statement (the "Disclosure Statement"), which were filed simultaneously with the Bankruptcy Court on March 15, 2001, pursuant to Section 1125 of the Bankruptcy Code. Because FTL Inc. is operating as debtor-in-possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of the Company, subject to the supervision and orders of the Bankruptcy Court.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         On March 15, 2001, the Company filed the Reorganization Plan together with the Disclosure Statement. No hearing has been set, as yet, to consider the adequacy of the Disclosure Statement, which is a prerequisite to approval of the Reorganization Plan. There can be no assurance that the Reorganization Plan or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which include soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations.

         The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Reorganization Cases, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see "LIQUIDITY AND CAPITAL RESOURCES" and Notes to Condensed Consolidated Financial Statements). As a result of the Reorganization Cases and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Reorganization Plan or any other plan of reorganization could materially change the amounts reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended March 31, 2001 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

         SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. In the quarter ended March 31, 2001, approximately $2,100,000 was recorded as a reduction of selling, general and administrative expense as a result of finalizing certain of the 1997 special charges. No amounts were charged to results of operations during the first three months of 2000 related to the above noted special charges.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         In connection with the Company's efforts to eliminate non-core businesses and unprofitable products, the Company incurred costs related to the closure of yarn, textile and assembly plants in 2000. The Company incurred charges of $90,100,000 for writedowns of inventory, property, plant and equipment, other assets and contractual obligations.

         In the first quarter of 2001, an additional $9,000,000 was recorded principally related to the closure of one of the Company's yarn mills. In May 2001, the Company reached a decision and announced the closure of two of its textile facilities and one additional sewing facility. The Company has not finalized its analysis of the costs associated with the most recent closures but estimates the cost to be approximately $50,000,000, $10,000,000 of which are estimated to be cash charges. The cost of these closures will be recorded in the second quarter of 2001. Additional gains or losses may be recorded on future divestitures but the amount cannot be determined at this time. In addition, restructuring costs may be incurred which the Company is unable to quantify at this time.

First Quarter of 2001 versus First Quarter of 2000

         The table below sets forth selected operating data for the Company (in millions of dollars and as percentages of net sales).

                                              THREE MONTHS ENDED
                                              ------------------
                                              MARCH 31,   APRIL 1,
                                                2001        2001
                                                ----        ----
             Net sales......................  $461.2     $ 601.1
             Gross earnings (loss)..........    25.1       (10.3)
             Gross margin...................     5.4%       (1.7)%
             Operating loss.................   (32.9)       (75.8)
             Operating margin...............    (7.1%)      (12.6%)

         The table below sets forth selected operating data for the Company on sales to unrelated parties (in millions of dollars and as percentages of net sales).

                                                THREE MONTHS ENDED
                                                ------------------
                                                MARCH 31,   APRIL 1,
                                                  2001        2001
                                                  ----        ----
               Net sales......................  $314.6     $ 374.9
               Gross earnings (loss)..........    51.6        17.5
               Gross margin...................    16.4%        4.7%
               Operating loss.................    (9.5)      (48.0)
               Operating margin...............    (3.0%)     (12.8%)

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Net sales decreased $139,900,000 in the first quarter of 2001 compared to the first quarter of 2000; net sales to unrelated parties decreased $60,300,000 or 16.1% in the first quarter of 2001 compared to the first quarter of 2000. The decrease was principally caused by the discontinuation of non-core product lines as well as the sale of the Company's Gitano jeanswear business, overall market declines in the Activewear market and reduced pricing on certain products. In the first quality product category, $45,700,000 of the decrease was due to a reduction in volume and a change in product mix and $8,600,000 was attributable to lower pricing in the face of increased competition. Also, $4,000,000 of the decrease in sales was attributable to a weakening of European currencies in relation to the U.S. dollar.

         Retail product sales decreased $21,000,000 or 10.7% in the first quarter of 2001 over the first quarter of 2000. The Company's Gitano business was sold in July 2000, accounting for $11,300,000 of the decrease in sales. In addition, the discontinuation of non-core product lines in the men's and boys' underwear category resulted in a sales decrease of $15,500,000 or 12.9% in the first quarter of 2001 over the first quarter of 2000. Childrenswear sales decreased $2,300,000 or 20.0% in the first quarter of 2001 over the first quarter of 2000. Offsetting these declines were increases in casualwear jersey sales totaling $7,300,000 or 27.4% over the first quarter of 2000 due to strong demand for T-shirts and tank tops. Also, intimate apparel sales increased $2,800,000 in the first quarter of 2001 compared to the first quarter of 2000.

         Activewear sales decreased $32,400,000 or 26.0% in the first quarter of 2001 compared to the first quarter of 2000 due to price reductions and lower volume of first quality merchandise. The lower volume resulted partially from the elimination of non-core product lines as well as a decline in volumes of core products, which decline the Company attributes partially to the impact of the pending bankruptcy cases. Sales also declined due to lower pricing in response to aggressive pricing by competitors and overall market declines for T-shirts in the first quarter of 2001 compared to the first quarter of 2000.

         European sales declined $6,600,000 or 12.2% in the first quarter of 2001 compared to the first quarter of 2000 due to unfavorable currency effects (higher U.S. dollar), price reductions and lower sales of close-outs, offset partially by higher volume of both retail and activewear products. Price reductions in Europe totaled $2,700,000 in the first quarter of 2001 compared to the first quarter of 2000 and reflected market conditions in Activewear ($1,500,000) and the shift in retail emphasis to concentrate on selling to discount chains ($1,200,000).

         Segment net sales were as follows (in millions of dollars).

                                         THREE MONTHS ENDED
                                         ------------------
                                         MARCH 31,   APRIL 1,
                                           2001        2000
                                           ----        ----
          NET SALES
          Retail Products.............. $  174.8    $ 195.8
          Activewear...................     92.1      124.5
          Europe.......................     47.6       54.2
          Other........................      0.1        0.4
                                        --------    -------
          Subtotal - Unrelated Parties.    314.6      374.9
          Affiliates...................    146.6      226.2
                                       ---------    -------
                                        $  461.2    $ 601.1
                                        ========    =======

         Gross earnings significantly increased by $35,400,000 in the first quarter of 2001 compared to the first quarter of 2000. Gross earnings on sales to unrelated parties significantly increased by $34,100,000 or 194.9% in the first quarter of 2001 compared to the first quarter of 2000. Gross margin increased 11.7 percentage points to 16.4% of sales for the first quarter of 2001. Gross earnings in the first quarter of 2001 were favorably impacted by lower production costs of $60,900,000. Also, production costs were lower in the first quarter of 2001 than the fourth quarter of 2000. This improvement was partially offset by lower sales volume and reduced pricing which decreased gross earnings by $15,100,000 and $8,600,000 in the first quarter of 2001 compared to the first quarter of 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company experienced an operating loss in the first quarter of 2001 on sales to unrelated parties of $9,500,000 compared to an operating loss in the first quarter of 2000 on sales to unrelated parties of $48,000,000. The improvement resulted from the increase in gross earnings and a decrease in selling, general and administrative expenses (excluding net consolidation costs of $6,700,000 in 2001) of $11,100,000 in the first quarter of 2001 compared to the first quarter of 2000. The reduction in selling, general and administrative expenses was due to decreased salaries and freight costs. The majority of the decreases in selling, general and administrative expenses resulted from business simplification and specific cost reduction efforts undertaken by management. Excluding net consolidation costs, selling, general and administrative expenses, as a percentage of net sales on sales to unrelated parties, decreased from 15.8% in the first quarter of 2000 to 15.3% in the first quarter of 2001.

         Segment operating earnings (loss) were as follows (in millions of dollars).

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                  MARCH 31,   APRIL 1,
                                                    2001        2000
                                                    ----        ----
           OPERATING EARNINGS (LOSS)
           Retail Products...................  $    14.1   $   (25.5)
           Activewear........................      (13.9)      (22.9)
           Europe............................       (1.1)        2.3
           Consolidation costs...............       (6.7)         --
           Other.............................        4.3         4.3
           Goodwill..........................       (6.2)       (6.2)
                                               ---------   ---------
              Subtotal - Unrelated Parties          (9.5)      (48.0)
              Affiliates.....................      (23.4)      (27.8)
                                               ---------   ----------
                                               $   (32.9)  $   (75.8)
                                               =========   ==========

         Interest expense decreased $500,000 or 1.7% in the first quarter of 2001 compared to the first quarter of 2000. The decreases reflected lower average borrowing levels partially offset by a higher average interest rate.

         Other income-net in the first quarter of 2001 decreased $5,400,000 compared to the first quarter of 2000. Principal components of net other income in the first quarter of 2001 included $1,800,000 in gains on the sale of marketable equity securities, a $1,000,000 gain on the sale of the Company's "Russell" hosiery trademark and $600,000 in gains on the sale of equipment. These favorable impacts were partially offset by bank fees of $900,000 and adequate protection payments (interest payments) in the amount of $1,100,000 related to the guarantee of personal indebtedness of the Company's former Chairman. Principal components of net other income in the first quarter of 2000 included $12,800,000 in gains on the sale of marketable equity securities, partially offset by asset securitization expense of $2,000,000, unfavorable foreign currency translation of $2,100,000 and bank fees of $700,000.

         Reorganization items represent costs incurred by the Company related to the Reorganization Cases. The reorganization items in the first quarter of 2001 and 2000 aggregated $10,600,000 and $9,500,000, respectively, and consisted of professional fees, including legal, accounting and other services provided to the Company related to the Reorganization Cases.

         The Company's income tax provision for the first three months of 2001 and 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the first quarter of 2001 or 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years and due to the Company's present inability under the Reorganization Cases to implement certain income tax planning strategies and the expected operating loss for 2001.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% to 65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability under the DIP Facility at April 28, 2001 was $253,500,000 and, in addition, the Company had $25,100,000 in invested cash at April 28, 2001.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on December 31, 2001. The DIP Facility is secured by substantially all of the assets of FTL Ltd. and its subsidiaries and a perfected pledge of stock of substantially all of FTL Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined, limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures for 2001 to a maximum of $75,000,000.

         Cash used for operating activities totaling $53,600,000 in the first quarter of 2001 and $55,200,000 in the first quarter of 2000 reflected the Company's loss from continuing operations. In the first quarter of 2001, the primary factors in reconciling from the loss from continuing operations of $70,100,000 to cash used for operating activities of $53,600,000 was depreciation and amortization of $21,800,000.

         In the first quarter of 2000, the primary factors in reconciling from the loss from continuing operations of $107,200,000 to cash used for operating activities of $55,200,000 were a decrease in working capital of $49,900,000 and depreciation and amortization of $27,600,000, partially offset by a gain on the sale of marketable equity securities of $12,800,000. Cash flows provided by discontinued operations aggregated $3,600,000 in the first quarter of 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash used for investing activities in the first quarter of 2001 was $1,900,000 compared with cash provided by investing activities totaling $8,700,000 in the first quarter of 2000. Capital expenditures were higher ($6,300,000 in the first quarter of 2001 compared with $1,900,000 in the first quarter of 2000). In addition, proceeds from the sale of marketable equity securities aggregated $3,300,000 in the first quarter of 2001 compared to $13,000,000 in the first quarter of 2000. Capital spending, primarily in state-of-the-art yarn and textile equipment, is anticipated to approximate $61,000,000 in 2001.

         Net cash provided by financing activities was $32,400,000 in the first quarter of 2001 (consisting of net payments from DIP Facility financing and increases in affiliated notes and accounts payable), compared with net cash provided by financing activities of $38,700,000 in the first quarter of 2000.

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

         The Reorganization Plan provides for a capital structure which the Company believes will enable it to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. A significant component of the proposed plan of reorganization is obtaining "Exit Financing." In addition, the Company's creditors and equity security holders must have an opportunity to review the Reorganization Plan and the Bankruptcy Court must determine the Reorganization Plan to be fair and equitable. There can be no assurance that Exit Financing will be obtained or that the Plan will be determined fair and equitable by the Bankruptcy Court. Also, there can be no assurance that the proposed capital structure will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund its current obligations. At this time it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The Reorganization Plan does not provide any recovery to FTL Ltd.'s equity security holders. ACCORDINGLY, MANAGEMENT BELIEVES THAT CURRENT EQUITY SECURITY HOLDERS (BOTH COMMON AND PREFERRED STOCK) WILL NOT RECEIVE ANY DISTRIBUTION UNDER ANY REORGANIZATION PLAN AS A RESULT OF THE ISSUANCE OF NEW EQUITY TO EXISTING CREDITORS. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. In the first quarter of 2001, the Company incurred reorganization costs of $10,600,000 related to the bankruptcy. Since the beginning of the bankruptcy proceedings, the Company has incurred reorganization costs aggregating $61,800,000 related to the bankruptcy.

         The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements in the Company's Annual Report of Form 10-K for the year ended December 30, 2000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

3(a)* Amended and Restated Certification of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

3(b)* By-laws of the Company (incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-2, Reg.
          No. 33-8303).

4(a)* $900,000,000 Credit Agreement dated as of September 19, 1997 (the "Credit Agreement"), among the several banks and other financial institutions from time to time parties thereto (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers Trust Company, The Bank of New York and the Bank of Nova Scotia, as co-agents (incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

4(b)* Rights Agreement, dated as of March 8, 1996 between Fruit the Loom, Inc. and Chemical Mellon Shareholder Services, L.L.C., Rights Agent (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

4(c)* First Amendment to Credit Agreement dated March 26, 1998; Second Amendment to Credit Agreement dated July 2, 1998; Third Amendment to Credit Agreement dated December 31, 1998; Fourth Amendment to Credit Agreement dated March 10, 1999; Second Amended and Restated Pledge Agreement dated March 10, 1999 related to the Credit Agreement; and Bond Pledge Agreement dated March 10, 1999 related to the Credit Agreement (incorporated herein by reference to Exhibit 4(c) to Fruit of the Loom, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999).

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

4(f)* Security Agreement dated March 10, 1999 (incorporated herein by reference to Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(g)* First Amendment to Security Agreement dated July 20, 1999 (incorporated herein by reference to Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(h)* Sixth Amendment to Credit Agreement and Limited Waiver dated October 13, 1999 (incorporated herein by reference to Exhibit 4(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(i)* Loan and Security Agreement dated as of October 29, 1999, among the financial institutions from time to time parties thereto (the "Bank Lenders"), Bank of America, National Association as administrative "Agent" for the Bank Lenders, Bank of America Securities LLC, as "Syndication Agent", and FTL Receivables Company, as "Borrower" (incorporated herein by reference to Exhibit 4(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

a.       EXHIBITS (CONTINUED)

4(j)* $625,000,000 Debtor-in-Possession Credit Facility dated as of December 29, 1999, with Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1999).

4(k)* Amendment No. 1 to post-petition loan and security agreement dated January 14, 2000 by and among Bank of America, N.A. ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower ("Guarantors") (incorporated by reference to the Company's Annual Report on Form 10-K dated December 30, 2000).

4(l)* Amendment No. 2 to post-petition loan and security agreement dated February 4, 2000 by and among Bank of America, N.A. ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower ("Guarantors") (incorporated by reference to the Company's Annual Report on Form 10-K dated December 30, 2000).

4(m)* Amendment No. 3 to post-petition loan and security agreement dated March 3, 2000 by and among Bank of America, N.A. ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower ("Guarantors") (incorporated by reference to the Company's Annual Report on Form 10-K dated December 30, 2000).

4(n)* Amendment No. 4 to post-petition loan and security agreement dated February 9, 2001 by and among Bank of America, N.A. ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower ("Guarantors") (incorporated by reference to the Company's Annual Report on Form 10-K dated December 30, 2000).


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

b.  REPORTS ON FORM 8-K
         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                FRUIT OF THE LOOM, INC.
                                                     (REGISTRANT)


                                  /s/              G. WILLIAM NEWTON
                                  ----------------------------------------------
                                                   G. William Newton
                                                Vice President Finance
                                          and Acting Chief Financial Officer
                                             (Principal Financial Officer
                                              and duly authorized to sign
                                               on behalf of Registrant)

Date: May 15, 2001