Form 10-Q
period 2001-06-30
FRUIT OF THE LOOM INC /DE/
filed 2001-08-14
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes [X] No [ ]

         Capital stock outstanding at August 13, 2001: 66,905,348 Class A Common Stock, $.01 par value and 5,229,421 shares of the Registrant's Preferred Stock, $.01 par value (the Common and Preferred Stock is privately owned and not traded on a public market).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

PART I. FINANCIAL INFORMATION
         Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheet - June 30, 2001 (Unaudited)
                      and December 30, 2000...................................................................       2
                    Condensed Consolidated Statement of Operations (Unaudited)
                      for the Three and Six Months Ended June 30, 2001 and July 1, 2000.......................       3
                    Condensed Consolidated Statement of Cash Flows (Unaudited)
                      for the Six Months Ended June 30, 2001 and July 1, 2000.................................       4
                    Notes to Condensed Consolidated Financial Statements (Unaudited)..........................       5
         Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................................      28
         Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................          35
PART II. OTHER INFORMATION................................................................................
         Item 1.    Legal Proceedings.....................................................................          36
         Item 6.    Exhibits and Reports on Form 8-K..........................................................      36

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                          JUNE 30,          DECEMBER 30,
                                                                                            2001                2000
                                                                                            ----                ----
                                                                                         (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash)...........................  $        122,100    $       131,200
   Notes and accounts receivable (less allowance for possible
     losses of $40,400 and $44,800, respectively)..................................           196,600            142,400
   Inventories
     Finished goods................................................................           442,500            454,800
     Work in process...............................................................            53,100             78,900
     Materials and supplies........................................................            13,600             30,300
                                                                                     ----------------    ---------------
         Total inventories.........................................................           509,200            564,000
   Other ..........................................................................            34,800             25,900
                                                                                     ----------------    ---------------
         Total current assets......................................................           862,700            863,500
                                                                                     ----------------    ---------------
Property, Plant and Equipment......................................................           869,800          1,022,400
   Less accumulated depreciation...................................................           687,900            783,100
                                                                                     ----------------    ---------------
         Net property, plant and equipment.........................................           181,900            239,300
                                                                                     ----------------    ---------------
Other Assets
   Goodwill (less accumulated amortization of $389,000 and
     $376,700, respectively).......................................................           594,300            606,600
   Other ..........................................................................            60,900             76,300
                                                                                     ----------------    ---------------
         Total other assets........................................................           655,200            682,900
                                                                                     ----------------    ---------------
                                                                                     $      1,699,800    $     1,785,700
                                                                                     ================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt............................................  $        741,700    $       746,400
   Trade accounts payable..........................................................            33,100             31,500
   Net liabilities of discontinued operations......................................             5,600              5,100
   Other accounts payable and accrued expenses.....................................           222,400            232,800
                                                                                     ----------------    ---------------
         Total current liabilities.................................................         1,002,800          1,015,800
                                                                                     ----------------    ---------------
Noncurrent Liabilities
   Long-term debt..................................................................           408,900            410,300
   Net liabilities of discontinued operations......................................            11,700             11,900
   Notes and accounts payable - affiliates.........................................           196,500            128,700
   Other ..........................................................................            20,300             11,500
                                                                                     ----------------    ---------------
         Total noncurrent liabilities..............................................           637,400            562,400
                                                                                     ----------------    ---------------
Liabilities Subject to Compromise
   Unrelated parties...............................................................           536,100            540,700
   Affiliates......................................................................           386,300            386,300
                                                                                     ----------------    ---------------
         Total liabilities subject to compromise...................................           922,400            927,000
                                                                                     ----------------    ---------------
Preferred Stock....................................................................            71,700             71,700
                                                                                     ----------------    ---------------
Common Stockholders' Deficit.......................................................          (934,500)          (791,200)
                                                                                     ----------------    ---------------
                                                                                     $      1,699,800    $     1,785,700
                                                                                     ================    ===============

                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                   ------------------      ----------------
                                                                                  JUNE 30,     JULY 1,   JUNE 30,     JULY 1,
                                                                                    2001        2000       2001        2000
                                                                                    ----        ----       ----        ----

         Net sales
             Unrelated parties..............................................    $  347,700  $   447,400 $   661,900 $  823,000
             Affiliates.....................................................       130,800      231,600     277,400    457,700
                                                                                ----------  ----------- ----------- ----------
                                                                                   478,500      679,000     939,300  1,280,700
                                                                                ----------  ----------- ----------- ----------

         Cost of sales
             Unrelated parties..............................................       269,400      402,000     535,800    764,600
             Affiliates.....................................................       156,200      257,800     329,200    511,700
                                                                                ----------  ----------- ----------- ----------
                                                                                   425,600      659,800     865,000  1,276,300
                                                                                ----------  ----------- ----------- ----------
                Gross earnings .............................................        52,900       19,200      74,300      4,400
         Selling, general and administrative expenses:
             Operating......................................................        37,200       50,700      78,600    105,500
             Consolidation costs............................................        30,100           --      36,800         --
                                                                                ----------  ----------- ----------- ----------
                  Total.....................................................        67,300       50,700     115,400    105,500
         Goodwill amortization..............................................         6,100        6,100      12,300     12,300
                                                                                ----------  ----------- ----------- ----------
                Operating loss..............................................       (20,500)     (37,600)    (53,400)  (113,400)
         Interest expense...................................................       (26,200)     (31,300)    (55,000)   (60,600)
         Other (expense) income-net.........................................        (1,800)      (3,000)        900      5,100
                                                                                ----------  ----------- ----------- ----------
                Loss from continuing operations before
                  reorganization items and income tax provision.............       (48,500)     (71,900)   (107,500)  (168,900)
         Reorganization items...............................................        (5,600)      (9,500)    (16,200)   (19,000)
                                                                                ----------  ----------- ----------- ----------
                Loss from continuing operations before
                  income tax provision......................................       (54,100)     (81,400)   (123,700)  (187,900)
         Income tax provision...............................................           500          700       1,000      1,400
                                                                                ----------  ----------- ----------- ----------
                Loss from continuing operations.............................       (54,600)     (82,100)   (124,700)  (189,300)
         Discontinued operations - Sports & Licensing:
             Loss from operations...........................................            --           --          --     (2,600)
                                                                                ----------  ----------- ----------- ----------
                Net loss....................................................    $  (54,600) $   (82,100)$  (124,700)$ (191,900)
                                                                                ==========  =========== =========== ==========










                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                          SIX MONTHS ENDED
                                                                                          ----------------
                                                                                     JUNE 30,             JULY 1,
                                                                                       2001                2000
                                                                                       ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................        $   (124,700)       $    (189,300)
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization.......................................              41,200               54,800
      (Increase) decrease in working capital..............................              (6,200)              67,300
      Cash flows of discontinued operations...............................                 300               20,300
      Gains on marketable equity securities...............................              (4,900)             (15,800)
      Consolidation of operations - writedowns and reserves ..............              36,100                   --
      Other--net..........................................................              (1,200)             (13,000)
                                                                                  ------------        -------------
         Net operating cash flows before
         reorganization items.............................................             (59,400)             (75,700)
      Net cash used for reorganization items..............................             (12,200)              (9,100)
                                                                                  ------------        -------------
           Net operating cash flows.......................................             (71,600)             (84,800)
                                                                                  ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................             (11,600)              (4,700)
   Proceeds for the sale of property, plant and equipment.................               7,600                2,000
   Proceeds from sale of marketable equity securities.....................               7,100               14,100
   Other--net.............................................................              (1,000)              (1,000)
                                                                                  ------------        -------------
           Net investing cash flows.......................................               2,100               10,400
                                                                                  ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................             500,100              703,400
   DIP financing payments.................................................            (505,800)            (680,800)
   Principal payments on long-term debt and capital leases................                (300)                (300)
   Affiliate notes and accounts payable...................................              66,400               62,000
                                                                                  ------------        -------------
           Net financing cash flows.......................................              60,400               84,300
                                                                                  ------------        -------------
Net increase (decrease) in Cash and cash
   equivalents (including restricted cash)................................              (9,100)               9,900
Cash and cash equivalents (including restricted
   cash) at beginning of period...........................................             131,200               38,300
                                                                                  ------------        -------------
Cash and cash equivalents (including restricted
    cash) at end of period................................................        $    122,100        $      48,200
                                                                                  ============        =============





                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. JOINT PLAN OF REORGANIZATION. Fruit of the Loom, Inc. ("FTL Inc.", "Fruit of the Loom" or "the Company"), its parent and 32 direct and indirect subsidiaries, debtors and debtors in possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. ss.ss. 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor in possession, has continued to manage and operate its assets and businesses subject to the supervision and orders of the Bankruptcy Court. On March 15, 2001, FTL Inc. and the other Debtors filed their joint plan of reorganization (the "Reorganization Plan") and the disclosure statement (the "Disclosure Statement") with the Bankruptcy Court pursuant to Section 1125 of the Bankruptcy Code. Because FTL Inc. is operating as debtor in possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of the Company subject to the supervision and orders of the Bankruptcy Court.

         On March 18, 2001, the unsecured creditors' committee (the "Committee") filed a motion to stay all proceedings with respect to the Reorganization Plan and the Disclosure Statement until a determination is made as to whether various claims are secured or unsecured pursuant to a pending action commenced by the Committee against certain prepetition secured lenders of Fruit of the Loom. Fruit of the Loom opposed the motion. A hearing was held on the motion on May 9, 2001, at which (i) the committee withdrew the motion without prejudice, and (ii) the Bankruptcy Court ordered the appointment of a mediator with respect to the dispute between the committee and certain prepetition secured creditors of the Debtors as to whether and to what extent those claims are both valid and secured. Due to the committee's motion and the court ordered mediation, there has not yet been a hearing to consider the adequacy of the Disclosure Statement.

         Certain subsidiaries were not included in the Reorganization Cases. Condensed combined financial statements of the entities in reorganization are presented herein.

         As part of the Reorganization Cases, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, its assets, liabilities or financial performance than is contained in this report. Copies of filings in the Company's Reorganization Cases are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the District of Delaware, 5th Floor, 824 Market Street, Wilmington, Delaware 19801. Certain filings may also be reviewed on the Bankruptcy Court's electronic docket for the Company's Reorganization Cases, which is posted on the internet at "www.deb.uscourts.gov".

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11. The consummation of a plan of reorganization is the principal objective of the Reorganization Cases. Although the Reorganization Plan and Disclosure Statement were filed on March 15, 2001, there has not yet been a hearing to consider the adequacy of the Disclosure Statement. Although the Reorganization Plan contemplates emergence in 2001, there can be no assurance at this time that the Reorganization Plan proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or that the Reorganization Plan will be consummated. The Reorganization Plan does not provide any recovery to the equity security holders of Fruit of the Loom, Ltd. ("FTL Ltd"), the Company's parent. Accordingly, management believes that current equity security holders (both common and preferred stock) will not receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The Reorganization Plan sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of the Reorganization Plan will require the requisite vote of impaired creditors entitled to vote under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

         FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Reorganization Cases and circumstances relating to this event, including FTL Inc.'s debt structure, default on all prepetition debt, negative cash flows, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

         LIABILITIES SUBJECT TO COMPROMISE. In the Reorganization Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Reorganization Cases, have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors in possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have reviewed substantially all leases and executory contracts and have assumed or rejected most of such leases and contracts. The remaining leases and executory contracts are anticipated to be either assumed or rejected pursuant to a plan of reorganization upon emergence from Chapter 11. Such rejections could result in additional liabilities subject to compromise.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         As stated above, additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                               JUNE 30,    DECEMBER 30,
                                                 2001          2000
                                                 ----          ----
                                             (IN THOUSANDS OF DOLLARS)

    8.875% Unsecured Senior Notes......... $    248,500     $  248,500
    Trade accounts payable................       97,700         97,200
    Environmental and product liability...       32,100         33,800
    Accrued severance.....................       27,900         27,900
    Deferred compensation accrual.........       13,100         14,300
    Other.................................      116,800        119,000
                                           ------------     ----------
                                           $    536,100     $  540,700
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         3. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

         4. No dividends were declared on the Company's common stock for the six-month periods ended June 30, 2001 and July 1, 2000. Management of the Company believes that no dividends will be declared on the Company's common stock while the Company's Reorganization Cases are pending.

         5. The Company's income tax provision for the second quarter and first six months of 2001 and 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the second quarter and first six months of 2001 or 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years and due to the Company's present inability under the Reorganization Cases to implement certain income tax planning strategies. In addition, the Company expects an operating loss for 2001.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         Operating results for Pro Player are classified as Discontinued Operations in the accompanying condensed statement of operations as follows (in thousands of dollars):

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       ------------------         ----------------
                                                                      JUNE 30,      JULY 1,     JUNE 30,       JULY 1,
                                                                        2001         2000         2001          2000
                                                                        ----         ----         ----          ----

        Net sales................................................  $       400    $    8,300   $    3,000   $   29,600
        Cost of sales............................................          100        12,200        2,100       29,100
                                                                   -----------    ----------   ----------   ----------
             Gross earnings (loss)...............................          300        (3,900)         900          500
        Selling, general & administrative expenses...............         (200)        3,400        1,200       13,000
        Goodwill amortization....................................           --           500           --        1,000
                                                                   -----------    ----------   ----------   ----------
             Operating income (loss).............................          500        (7,800)        (300)     (13,500)
        Interest expense.........................................           --          (500)          --       (1,500)
        Other expense--net.......................................           --          (200)          --         (300)
                                                                   -----------    ----------   ----------   ----------
             Net income (loss)...................................          500        (8,500)        (300)     (15,300)
        Portion of net income (loss) charged (credited) to reserve
                         for loss on disposal....................         (500)        8,500          300       12,700
                                                                   -----------    ----------   ----------   ----------
             Loss from discontinued operations...................  $        --    $       --   $       --   $   (2,600)
                                                                   ===========     =========   ==========   ==========

         Assets and liabilities of the discontinued Pro Player segment consisted of the following (in thousands of dollars):

                                                    JUNE 30,      DECEMBER 30,
                                                      2001            2000
                                                      ----            ----

Inventories.......................................        --     $        500
Other accounts payable and accrued expenses.......    (5,600)          (5,600)
                                                  ----------     ------------
    Net current liabilities.......................    (5,600)          (5,100)
                                                  ----------     ------------
Property, plant and equipment.....................     2,000            2,000
Liabilities subject to compromise.................   (13,700)         (13,900)
                                                  ----------     ------------
    Net noncurrent liabilities....................   (11,700)         (11,900)
                                                  ----------     ------------
    Net liabilities of discontinued operations....$  (17,300)    $    (17,000)
                                                  ==========     ============

         Assets are shown at their expected net realizable values.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         7. In the first quarter of 2001, an $8,800,000 charge was recorded principally related to the closure of one of the Company's yarn mills. In May 2001, the Company reached a decision and announced the closure of two of its textile facilities. The total cost related to the closure of these facilities aggregated $30,400,000 and was recorded in the second quarter of 2001. Included in the cost of the 2001 shutdowns were cash charges of $4,600,000.

         Following is a summary of 2001 consolidation costs and related reserve balances at June 30, 2001 (in thousands of dollars):

                                                                                                RESERVE
                                                            2001                     OTHER    BALANCE AT
                                                        CONSOLIDATION   CASH       ACTIVITY    JUNE 30,
                                                            COSTS     PAYMENTS      IN 2001      2001
                                                            -----     --------      -------      ----
       Closing of manufacturing facilities:
         Severance...................................  $     4,000    $  1,200   $        --  $     2,800
         Property, plant and equipment...............       34,600          --           600       34,000
         Other costs.................................          600          --            --          600
                                                       -----------    --------   -----------  -----------
                                                       $    39,200    $  1,200   $       600  $    37,400
                                                       ===========    ========   ===========  ===========

         In the fourth quarter of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States, resulting in special charges aggregating $73,300,000 for write downs of inventory, property, plant and equipment, other assets and contractual obligations.

         A rollforward of the 2000 special charges from December 30, 2000 through June 30, 2001 is presented below (in thousands of dollars):

                                                           RESERVE                                           RESERVE
                                                         BALANCE AT                                         BALANCE AT
                                                        DECEMBER 30,    CASH        INCOME      OTHER        JUNE 30,
                                                            2000      PAYMENTS     (EXPENSE)  ACTIVITY         2001
                                                            ----      --------     ---------  --------         ----
Closing and disposal of U.S.
   manufacturing facilities..........................  $    60,600    $  1,200   $   (2,000)  $    21,200   $    40,200
                                                       ===========    ========   ===========  ===========   ===========

         Other activity in the first six months of 2001 consists primarily of disposal of property, plant and equipment. The Company sold five facilities in the second quarter of 2001 at an aggregate price of $4,100,000 which resulted in a loss of $2,300,000 in addition to the charges recorded in 2000. The loss was recorded in other expense in the accompanying condensed consolidated statement of operations. In addition, the Company sold equipment in the first six months of 2001 for an aggregate price of $2,200,000 and recorded no gain or loss on the sales compared to the written down balance. Also, the Company finalized certain of the 2000 consolidation costs in the second quarter of 2001, resulting in a reduction in 2001 consolidation costs of $300,000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         A rollforward of the 1999 special charges from December 30, 2000 through June 30, 2001 is presented below (in thousands of dollars):

                                                           RESERVE                                             RESERVE
                                                         BALANCE AT                                          BALANCE AT
                                                        DECEMBER 30,    CASH        INCOME      OTHER         JUNE 30,
                                                            2000      PAYMENTS     (EXPENSE)  ACTIVITY          2001
                                                            ----      --------     ---------  --------          ----
Provisions and losses on the sales of
   close-out and irregular merchandise...............  $     4,900    $     --   $        --  $     4,800    $       100
Severance (subject to compromise)....................       27,900          --            --           --         27,900
Debt guarantee (subject to compromise)...............       29,300          --            --           --         29,300
Other asset write downs and reserves ($8,000,000
       subject to compromise)........................       22,500          --            --       14,100          8,400
                                                       -----------    --------   -----------  -----------    -----------
                                                       $    84,600    $     --            --  $    18,900    $    65,700
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first six months of 2001 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first six months of 2001 for additional ongoing normal lower of cost or market reserves.

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

         A rollforward of the 1997 special charges from December 30, 2000 through June 30, 2001 is presented below (in thousands of dollars):

                                                           RESERVE                                               RESERVE
                                                         BALANCE AT                                            BALANCE AT
                                                        DECEMBER 30,      CASH         INCOME       OTHER       JUNE 30,
                                                            2000        PAYMENTS      (EXPENSE)   ACTIVITY        2001
                                                            ----        --------      ---------   --------        ----

CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
     Sewing, finishing and distribution facilities...     $   23,200   $      --     $     --    $   6,700     $    16,500
     Impairment of mills to be sold..................         13,400          --           --        2,700          10,700
     Lease residual guarantees.......................         54,200          --           --           --          54,200
     Other equipment.................................          6,100          --           --           --           6,100
                                                          ----------   ---------     --------    ---------     -----------
                                                              96,900          --           --        9,400          87,500
Severance costs......................................            200          --          200           --              --
Other accruals.......................................          1,900          --        1,900           --              --
                                                          ----------   ---------     --------    ---------     -----------
                                                              99,000          --        2,100        9,400          87,500
                                                          ----------   ---------     --------    ---------     -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Other accruals.......................................          2,100          --           --          200           1,900
                                                          ----------   ---------     --------    ---------     -----------
                                                               2,100          --           --          200           1,900
                                                          ----------   ---------     --------    ---------     -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          8,800          --           --          200           8,600
                                                          ----------   ---------     --------    ---------     -----------
                                                          $  109,900   $      --     $  2,100    $   9,800     $    98,000
                                                          ==========   =========     ========    =========     ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         In the first quarter of 2001, the Company finalized certain estimates related to the 1997 special charges, resulting in reductions in 2001 consolidation costs of $2,100,000.

         8. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company's subsidiary, NWI Land Management, Inc. ("NWI"), is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate its potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves as of June 30, 2001 consist primarily of certain environmental and product liability reserves of $30,100,000 and $2,000,000, respectively. The Company has certain amounts of environmental and other insurance which may cover expenditures in connection with environmental sites and product liabilities. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation and CERCLA legislation.

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

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of up to $65,000,000 (the lenders in respect of such are hereinafter referred to as the "Farley lenders") to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000 (but as to which the Debtors remain liable for all claims for payment thereunder made or deemed made prior to that date), Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of August 3, 2001. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and a $20,000,000 charge in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and 2001 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation. Through August 3, 2001, total payments made by the Company on behalf of Mr. Farley's loan aggregated $8,300,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through August 3, 2001 aggregated $2,300,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         On March 27, 1995, Mr. Farley and Fruit of the Loom entered into an employment agreement, effective as of December 18, 1994, which was subsequently amended and restated as of January 6, 1999 (the "Employment Agreement"). Mr. Farley relinquished the duties of chief executive officer and chief operating officer in August of 1999 at the direction of the Board. The Company recorded a provision of $27,400,000 in the third quarter of 1999 for estimated future severance and retirement obligations under Mr. Farley's Employment Agreement. Fruit of the Loom terminated the Employment Agreement prior to the Petition Date and, as a protective measure, rejected it by order of the Bankruptcy Court on December 30, 1999. Pursuant to the terms of the Employment Agreement, Mr. Farley had the right to defer all or a portion of his compensation in a particular year in exchange for the right to receive benefits payable (if any) under a Deferred Compensation Plan and a Rabbi Trust ("Rabbi Trust"). The Rabbi Trust provided that, in the event Fruit of the Loom becomes a "debtor" under the Bankruptcy Code, the assets of the Rabbi Trust would be held for the benefit of Fruit of the Loom's general creditors. Nonetheless, Mr. Farley has taken the position that the Rabbi Trust and its assets should not be considered property of Fruit of the Loom's estate.

         On March 3, 2000, Fruit of the Loom moved for the entry of an order, pursuant to Sections 105 and 543 of the Bankruptcy Code (the "Turnover Motion"), directing the turnover of the cash and securities held in the Rabbi Trust (the "Rabbi Trust Assets") from Wachovia Corporation ("Wachovia"). On or about June 30, 2000, the Bankruptcy Court entered an order granting, in part, the Turnover Motion and directing that (i) Wachovia turn over the Rabbi Trust Assets to Fruit of the Loom, (ii) Fruit of the Loom deposit the Rabbi Trust Assets in an escrow account (the "Escrow Account") and (iii) Fruit of the Loom commence an adversary proceeding seeking a declaratory judgment regarding the ownership of the Rabbi Trust Assets and Fruit of the Loom's ability to use such assets in the Reorganization Cases. As described more fully below, in furtherance of the Bankruptcy Court's order, Fruit of the Loom commenced an adversary proceeding against Mr. Farley, which is pending, and deposited the Rabbi Trust Assets into the Escrow Account.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         On September 7, 2000, the reference for all three adversary proceedings involving Fruit of the Loom and Mr. Farley was withdrawn to the United States District Court for the District of Delaware and the adversary proceedings were assigned to the Honorable Sue L. Robinson, effective September 27, 2000. Discovery has commenced with respect to all of the adversary proceedings.

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

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At June 30, 2001, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $9,500,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland and Germany. During the quarter ended June 30, 2001, all remaining restrictions lapsed on grants received in Northern Ireland. Accordingly, the Company no longer has a contingent liability to repay grants received of approximately $8,000,000.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         The Fidel v. Farley, et al. action is subject to a stay of discovery, pursuant to the 105 Stipulation. By letter dated January 19, 2001, counsel for the class action plaintiffs agreed to continue the stay under the 105 Stipulation indefinitely pending settlement discussions.

         9. Comprehensive loss was as follows (in thousands of dollars):

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        ------------------        ----------------
                                                                      JUNE 30,      JULY 1,    JUNE 30,        JULY 1,
                                                                        2001         2000        2001           2000
                                                                        ----         ----        ----           ----
                  Net loss.........................................   $(54,600)   $ (82,100) $   (124,700)   $  (191,900)
                  Foreign currency translation adjustments--net....     (3,400)      (5,400)      (12,900)        (8,600)
                  Unrealized gain/loss on marketable equity securities:
                        Holding gain (loss)........................       (400)       2,000        (4,800)         2,000
                        Realized gains reclassified to net loss....       (100)          --          (100)       (10,000)
                  Accumulated gain (loss) on derivatives:
                        Holding loss...............................     (1,100)          --        (1,100)            --
                                                                      --------    ---------  ------------    -----------

                        Comprehensive loss.........................   $(59,600)   $ (85,500) $   (143,600)   $  (208,500)
                                                                      ========    =========  ============    ===========

         The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective December 31, 2000. The adoption resulted in no changes in the Company's net income or other comprehensive income. At the adoption date the Company's position with respect to derivative instruments and hedging activities consisted of fixed price cotton purchase contracts that qualify for the "normal purchases and sales" exclusion under SFAS 133.

         In the three months ended June 30, 2001, to hedge a portion of its forecasted cotton needs, the Company purchased cotton futures contracts and call options maturing at various dates through February 2003. Through June 30, 2001, net losses of $1,100,000 from changes in the fair values of cotton futures and options have been deferred and included in other comprehensive income. The Company would expect to reclassify an insignificant portion of these deferred losses to income in the next twelve months, if realized, based on forecasted cotton purchases and average finished inventory turns. Gains or losses related to hedge ineffectiveness, to derivative components excluded from the assessment of hedge effectiveness or to discontinuance of hedge accounting have been insignificant or have not occurred.

         10. Debtor Financial Statements. The following represents the consolidation of the Company and its Debtor subsidiaries as of June 30, 2001 and December 30, 2000 and for the three and six months ended June 30, 2001 and July 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                               JUNE 30,        DECEMBER 30,
                                                                                                 2001              2000
                                                                                                 ----              ----
                                                                                             (UNAUDITED)
                               ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash)................................  $         72,100 $      93,100
   Notes and accounts receivable (less allowance for possible losses
   $30,000 and of $34,100)..............................................................           139,000        94,000
   Inventories
      Finished goods....................................................................           384,400       392,700
      Work in process...................................................................            41,700        66,800
      Materials and supplies............................................................             7,400        23,700
                                                                                          ---------------- -------------
         Total inventories..............................................................           433,500       483,200
   Other ...............................................................................            24,300        18,200
                                                                                          ---------------- -------------
         Total current assets...........................................................           668,900       688,500
                                                                                          ---------------- -------------
Property, Plant and Equipment...........................................................           729,900       870,000
   Less accumulated depreciation........................................................           605,600       699,200
                                                                                          ---------------- -------------
         Net property, plant and equipment..............................................           124,300       170,800
                                                                                          ---------------- -------------
Other Assets
   Goodwill (less accumulated amortization of $389,000 and $376,700)....................           594,300       606,600
   Investment in nondebtor subsidiaries.................................................           256,400       274,500
   Receivable from nondebtor subsidiaries...............................................           106,400        85,800
   Other ...............................................................................            60,800        76,000
                                                                                          ---------------- -------------
         Total other assets.............................................................         1,017,900     1,042,900
                                                                                          ---------------- -------------
                                                                                          $      1,811,100 $   1,902,200
                                                                                          ================ =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt.................................................  $        741,000 $     745,700
   Trade accounts payable...............................................................            21,500        21,700
   Net liabilities of discontinued operations...........................................             5,600         5,100
   Other accounts payable and accrued expenses..........................................           199,500       211,500
                                                                                          ---------------- -------------
         Total current liabilities......................................................           967,600       984,000
                                                                                          ---------------- -------------
Noncurrent Liabilities
   Long-term debt.......................................................................           387,000       385,800
   Net liabilities of discontinued operations...........................................            11,700        11,900
   Payable to nondebtor subsidiaries....................................................           145,100        81,600
   Other ...............................................................................            20,200        11,500
                                                                                          ---------------- -------------
         Total noncurrent liabilities...................................................           564,000       490,800
                                                                                          ---------------- -------------
Liabilities Subject to Compromise
   Unrelated parties....................................................................           536,100       540,700
   Payable to nondebtor subsidiaries and affiliates.....................................           606,200       606,200
                                                                                          ---------------- -------------
         Total liabilities subject to compromise........................................         1,142,300     1,146,900
                                                                                          ---------------- -------------
Exchangeable Preferred Stock............................................................            71,700        71,700
                                                                                          ---------------- -------------
Common Stockholders' Deficit............................................................          (934,500)     (791,200)
                                                                                          ---------------- -------------
                                                                                          $      1,811,100 $   1,902,200
                                                                                          ================ =============

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                              ------------------        ----------------
                                                                             JUNE 30,    JULY 1,      JUNE 30,      JULY 1,
                                                                               2001         2000        2001         2000
                                                                               ----        -----        ----         ----

Net Sales
   Unrelated parties...................................................  $   284,900  $   379,500   $   536,100   $   682,600
   Affiliates..........................................................      139,500      231,600       295,600       457,700
                                                                         -----------  -----------   -----------   -----------
                                                                             424,400      611,100       831,700     1,140,300
                                                                         -----------  -----------   -----------   -----------
Cost of Sales
   Unrelated parties...................................................      219,200      340,700       432,800       637,300
   Affiliates..........................................................      164,400      271,600       345,500       539,500
                                                                         -----------  -----------   -----------   -----------
                                                                             383,600      612,300       778,300     1,176,800
                                                                         -----------  -----------   -----------   -----------
      Gross earnings (loss)............................................       40,800       (1,200)       53,400       (36,500)
Selling, general and administrative expenses...........................       53,800       35,900        90,400        74,200
Goodwill amortization..................................................        6,100        6,100        12,300        12,300
                                                                         -----------  -----------   -----------   -----------
      Operating loss...................................................      (19,100)     (43,200)      (49,300)     (123,000)
Interest expense.......................................................      (26,000)     (30,800)      (54,400)      (59,400)
Equity in earnings (loss) of nondebtor subsidiaries....................       (3,100)       3,600        (5,300)        5,600
Other (expense) income--net............................................         (600)      (1,600)          900         9,000
                                                                         -----------  -----------   -----------   -----------
      Loss from continuing operations before reorganization items
        and income tax provision.......................................      (48,800)     (72,000)     (108,100)     (167,800)
Reorganization items...................................................       (5,600)      (9,500)      (16,200)      (19,000)
                                                                         -----------  -----------   -----------   -----------
      Loss from continuing operations before income tax provision......      (54,400)     (81,500)     (124,300)     (186,800)
Income tax provision...................................................          200          600           400         2,500
                                                                         -----------  -----------   -----------   -----------
      Loss from continuing operations..................................      (54,600)     (82,100)     (124,700)     (189,300)
Discontinued operations
   Loss--Sports & Licensing operations.................................           --           --            --        (2,600)
                                                                         -----------  -----------   -----------   -----------
   Net loss............................................................  $   (54,600) $   (82,100)  $  (124,700)  $  (191,900)
                                                                         ===========  ===========   ===========   ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                                     SIX MONTHS ENDED
                                                                                                     ----------------
                                                                                                 JUNE 30,        JULY 1,
                                                                                                   2001             2000
                                                                                                   ----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................................   $    (124,700)     (189,300)
   Adjustments to reconcile to net operating cash flows:
      Equity in (earnings) loss of nondebtor subsidiaries.................................           5,300        (5,600)
      Depreciation and amortization.......................................................          36,500        49,700
      (Increase) decrease in working capital..............................................          (2,700)      115,200
      Cash flows of discontinued operations...............................................             300        20,300
      Gains on marketable equity securities...............................................          (4,900)      (15,800)
      Consolidation of operations - writedowns and reserves ..............................          34,600            --
      Other--net..........................................................................           7,300       (16,400)
                                                                                             -------------   -----------
        Net operating cash flows before reorganization items..............................         (48,300)      (41,900)
      Net cash used for reorganization items..............................................         (12,200)       (9,100)
                                                                                             -------------   -----------
          Net operating cash flows........................................................         (60,500)      (51,000)
                                                                                             -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................................         (11,500)       (4,500)
   Proceeds from sale of property, plant and equipment....................................           6,500         2,300
   Proceeds from sale of marketable equity securities.....................................           7,100        14,100
   Affiliate notes and accounts receivable................................................         (20,600)      (32,800)
   Other--net.............................................................................            (900)       (1,000)
                                                                                             -------------   -----------
          Net investing cash flows........................................................         (19,400)      (21,900)
                                                                                             -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................................         500,100       703,400
   DIP financing payments.................................................................        (505,800)     (680,800)
   Affiliate notes and accounts payable...................................................          64,600        54,500
                                                                                             -------------   -----------
          Net financing cash flows........................................................          58,900        77,100
                                                                                             -------------   -----------
Net increase (decrease) in cash and cash equivalents (including restricted cash)..........         (21,000)        4,200
Cash and cash equivalents (including restricted cash) at beginning of period..............          93,100        18,200
                                                                                             -------------   -----------
Cash and cash equivalents (including restricted cash) at end of period....................   $      72,100   $    22,400
                                                                                             =============   ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         The supplemental guarantor condensed consolidating financial statements present:

                  (a) Supplemental condensed consolidating balance sheets as of June 30, 2001 and December 30, 2000, and supplemental condensed consolidating summaries of operations and cash flows for the six months ended of June 30, 2001 and July 1, 2000;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED       COMBINED        FRUIT      ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR       OF THE           AND
ASSETS                                                 SUBSIDIARIES   SUBSIDIARIES    LOOM, INC.  RECLASSIFICATIONS   CONSOLIDATED
                                                       ------------   ------------    ----------  -----------------   ------------
Current Assets
   Cash and cash equivalents
     (including restricted cash).....................   $  47,600    $     3,300    $     71,200    $                 $   122,100
   Notes and accounts receivable
   (less allowance for possible losses of $40,400)...      52,100        144,400             100                          196,600
   Inventories
     Finished goods..................................      52,100        390,400              --                          442,500
     Work in process.................................      10,100         43,000              --                           53,100
     Materials and supplies..........................       6,700          6,900              --                           13,600
                                                        ---------    -----------    ------------    ------------      -----------
         Total inventories...........................      68,900        440,300              --                          509,200
   Other ............................................       8,400         24,800           1,600                           34,800
                                                        ---------    -----------    ------------    ------------      -----------
         Total current assets........................     177,000        612,800          72,900                          862,700
                                                        ---------    -----------    ------------    ------------      -----------
Property, Plant and Equipment........................     130,000        736,700           3,100                          869,800
   Less accumulated depreciation.....................      78,800        608,500             600                          687,900
                                                        ---------    -----------    ------------    ------------      -----------
       Net property, plant and equipment.............      51,200        128,200           2,500                          181,900
                                                        ---------    -----------    ------------    ------------      -----------
Other Assets
   Goodwill (less accumulated amortization of
     $389,000).......................................          --         27,000         567,300                          594,300
   Affiliate notes and accounts receivable--net......          --             --       1,193,200      (1,193,200)              --
   Investment in subsidiaries........................          --        121,900              --        (121,900)              --
   Other ............................................       1,100         20,800          39,000              --           60,900
                                                        ---------    -----------    ------------    ------------      -----------
         Total other assets..........................       1,100        169,700       1,799,500      (1,315,100)         655,200
                                                        ---------    -----------    ------------    ------------      -----------
                                                        $ 229,300    $   910,700    $  1,874,900    $ (1,315,100)     $ 1,699,800
                                                        =========    ===========    ============    ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt..............   $     700    $        --    $    741,000    $                 $   741,700
   Trade accounts payable............................       9,800         20,700           2,600                           33,100
   Net liabilities of discontinued operations........          --          5,600              --                            5,600
   Other accounts payable and accrued expenses.......      20,100        123,000          79,300                          222,400
                                                        ---------    -----------    ------------    ------------      -----------
         Total current liabilities...................      30,600        149,300         822,900                        1,002,800
                                                        ---------    -----------    ------------    ------------      -----------
Noncurrent Liabilities
   Long-term debt....................................      21,900          7,600         379,400                          408,900
   Losses in excess of investment in subsidiaries....          --             --       1,207,700      (1,207,700)              --
   Net liabilities of discontinued operations........          --         11,700              --                           11,700
   Notes and account payable - affiliates............      54,800      1,334,900              --      (1,193,200)         196,500
   Other ............................................         100         20,100             100                           20,300
                                                        ---------    -----------    ------------    ------------      -----------
         Total noncurrent liabilities................      76,800      1,374,300       1,587,200      (2,400,900)         637,400
                                                        ---------    -----------    ------------    ------------      -----------
Liabilities Subject to Compromise
   Unrelated parties.................................          --        208,500         327,600                          536,100
   Affiliates........................................          --        386,300              --                          386,300
                                                        ---------    -----------    ------------    ------------      -----------
         Total liabilities subject to compromise.....          --        594,800         327,600                          922,400
                                                        ---------    -----------    ------------    ------------      -----------
Preferred Stock......................................          --             --          71,700                           71,700
                                                        ---------    -----------    ------------    ------------      -----------
Common Stockholder's Equity (Deficit)................     121,900     (1,207,700)       (934,500)      1,085,800         (934,500)
                                                        ---------    -----------    ------------    ------------      -----------
                                                        $ 229,300    $   910,700    $  1,874,900    $ (1,315,100)     $ 1,699,800
                                                        =========    ===========    ============    ============      ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED       COMBINED        FRUIT      ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR       OF THE           AND
                                                       SUBSIDIARIES   SUBSIDIARIES    LOOM, INC.  RECLASSIFICATIONS  CONSOLIDATED
                                                       ------------   ------------    ----------  -----------------  ------------

Net sales
   Unrelated parties.................................   $  60,500     $   287,200    $               $                $   347,700
   Affiliates........................................          --         136,900                          (6,100)        130,800
                                                        ---------     -----------    ------------    ------------     -----------
                                                           60,500         424,100                          (6,100)        478,500
                                                        ---------    -----------     ------------    ------------     -----------
Cost of sales
   Unrelated parties.................................      49,600         219,800                                         269,400
   Affiliates........................................          --         162,300                          (6,100)        156,200
                                                        ---------     -----------    ------------    ------------     -----------
                                                           49,600         382,100                          (6,100)        425,600
                                                        ---------     -----------    ------------    ------------     -----------
     Gross earnings..................................      10,900          42,000                                          52,900
Selling, general and administrative expenses.........      12,800          50,300           4,200                          67,300
Goodwill amortization................................          --             200           5,900                           6,100
                                                        ---------     -----------    ------------    ------------     -----------
     Operating loss..................................      (1,900)         (8,500)        (10,100)                        (20,500)
Interest expense.....................................        (200)           (100)        (25,900)                        (26,200)
Affiliated interest income (expense).................        (800)        (23,600)         24,400                              --
Equity in losses of subsidiaries.....................          --          (3,600)        (38,400)         42,000              --
Other income (expense)--net..........................        (400)         (1,800)            400                          (1,800)
                                                        ---------     -----------    ------------    ------------     -----------
     Loss from continuing operations before
       reorganization items and income tax
       provision.....................................      (3,300)        (37,600)        (49,600)         42,000         (48,500)
Reorganization items.................................          --            (600)         (5,000)                         (5,600)
                                                        ---------     -----------    ------------    ------------     -----------
     Loss from continuing operations before
         income tax provision........................      (3,300)        (38,200)        (54,600)         42,000         (54,100)
Income tax provision.................................         300             200              --                             500
                                                        ---------     -----------    ------------    ------------     -----------
     Loss from continuing operations.................      (3,600)        (38,400)        (54,600)         42,000         (54,600)
Discontinued operations - Sports & Licensing
   Loss from operations..............................          --              --              --              --              --
                                                        ---------     -----------    ------------    ------------     -----------
     Net loss........................................   $  (3,600)    $   (38,400)   $    (54,600)   $     42,000    $    (54,600)
                                                        =========     ===========    ============    ============     ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED      COMBINED       FRUIT     ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR     OF THE          AND
                                                       SUBSIDIARIES  SUBSIDIARIES  LOOM, INC. RECLASSIFICATIONS CONSOLIDATED
                                                       ------------  ------------  ---------- ----------------- ------------
Net sales
   Unrelated parties.................................   $ 120,600    $   541,300  $             $               $   661,900
   Affiliates........................................          --        290,600                     (13,200)       277,400
                                                        ---------    -----------  ------------  ------------    -----------
                                                          120,600        831,900                     (13,200)       939,300
                                                        ---------    -----------  ------------  ------------    -----------
Cost of sales
   Unrelated parties.................................     101,000        434,800                                    535,800
   Affiliates........................................          --        342,400                     (13,200)       329,200
                                                        ---------    -----------  ------------  ------------    -----------
                                                          101,000        777,200                     (13,200)       865,000
                                                        ---------    -----------  ------------  ------------    -----------
     Gross earnings..................................      19,600         54,700                                     74,300
Selling, general and administrative expenses.........      23,200         89,100         3,100                      115,400
Goodwill amortization................................          --            500        11,800                       12,300
                                                        ---------    -----------  ------------  ------------    -----------
     Operating loss..................................      (3,600)       (34,900)      (14,900)                     (53,400)
Interest expense.....................................        (600)          (200)      (54,200)                     (55,000)
Affiliated interest income (expense).................      (1,600)       (53,200)       54,800                           --
Equity in losses of subsidiaries.....................          --         (5,800)      (92,500)       98,300             --
Other income (expense)--net..........................         600          2,800        (2,500)                         900
                                                        ---------    -----------  ------------  ------------    -----------
     Loss from continuing operations before
       reorganization items and income tax provision.      (5,200)       (91,300)     (109,300)       98,300       (107,500)
Reorganization items.................................          --           (800)      (15,400)                     (16,200)
                                                        ---------    -----------  ------------  ------------    -----------
     Loss from continuing operations before
         income tax provision........................      (5,200)       (92,100)     (124,700)       98,300       (123,700)
Income tax provision.................................         600            400            --                        1,000
                                                        ---------    -----------  ------------  ------------    -----------
     Loss from continuing operations.................      (5,800)       (92,500)     (124,700)       98,300       (124,700)
Discontinued operations - Sports & Licensing
   Loss from operations..............................          --             --            --            --             --
                                                        ---------    -----------  ------------  ------------    -----------
     Net loss........................................   $  (5,800)   $   (92,500) $   (124,700) $     98,300    $  (124,700)
                                                        =========    ===========  ============  ============    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                           COMBINED      COMBINED       FRUIT     ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR     OF THE          AND
                                                         SUBSIDIARIES  SUBSIDIARIES  LOOM, INC. RECLASSIFICATIONS CONSOLIDATED
                                                         ------------  ------------  ---------- ----------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................     $  (5,800)   $   (92,500) $   (124,700) $     98,300    $  (124,700)
   Adjustments to reconcile to net operating cash flows:
     Equity in losses of subsidiaries................            --          5,800        92,500       (98,300)            --
     Depreciation and amortization...................         4,300         19,600        17,300                       41,200
     Decrease (increase) in working capital..........        (6,000)        (1,000)          800                       (6,200)
     Cash flows of discontinued operations...........            --            300            --                          300
     Gain on marketable equity securities............            --         (4,900)           --                       (4,900)
     Consolidation of operations - writedowns and
       reserves......................................         1,600         34,500            --                       36,100
     Other--net......................................        (5,500)        (8,900)       13,200                       (1,200)
                                                          ---------    -----------  ------------  ------------    ------------
       Net operating cash flows
         before reorganization items.................       (11,400)       (47,100)         (900)                     (59,400)
     Net cash used for reorganization items..........            --             --       (12,200)                     (12,200)
                                                          ---------    -----------  ------------  ------------    -----------
             Net operating cash flows................       (11,400)       (47,100)      (13,100)           --        (71,600)
                                                          ---------    -----------  ------------  ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................          (100)       (11,500)           --                      (11,600)
   Proceeds for the sale of property, plant and
     equipment.......................................         1,100          6,500            --                        7,600
   Proceeds from sale of marketable equity
     securities......................................            --          7,100            --                        7,100
   Affiliate notes and accounts receivable...........            --             --         9,600        (9,600)            --
   Other--net........................................            --         (1,000)           --                       (1,000)
                                                          ---------    -----------  ------------  ------------    -----------
             Net investing cash flows................         1,000          1,100         9,600        (9,600)         2,100
                                                          ---------    -----------  ------------  -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................            --             --       500,100                      500,100
   DIP financing payments ...........................            --             --      (505,800)                    (505,800)
   Principal payments on
     long-term debt and capital leases...............          (300)            --            --                         (300)
   Affiliate notes and accounts payable..............        25,300         31,500            --         9,600         66,400
                                                          ---------    -----------  ------------  ------------    -----------
             Net financing cash flows................        25,000         31,500        (5,700)        9,600         60,400
                                                          ---------    -----------  ------------  ------------    -----------
Net increase (decrease) in Cash and cash equivalents
   (including restricted cash).......................        14,600        (14,500)       (9,200)           --         (9,100)
Cash and cash equivalents (including restricted cash)
   at beginning of period............................        33,000         17,800        80,400                      131,200
                                                          ---------    -----------  ------------  ------------    -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................     $  47,600    $     3,300  $     71,200  $         --    $   122,100
                                                          =========    ===========  ============  ============    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                          COMBINED      COMBINED                   ELIMINATIONS
                                                        NON-GUARANTOR   GUARANTOR     FRUIT OF          AND
                                                        SUBSIDIARIES  SUBSIDIARIES  THE LOOM INC.  RECLASSIFICATIONS  CONSOLIDATED
                                                        ------------  ------------  -------------  -----------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents (including
     restricted cash)............................        $    33,000   $    17,800   $     80,400   $                  $   131,200
   Notes and accounts receivable (less allowance
     for possible losses of $44,800).............             38,100       104,100            200                          142,400
   Inventories
     Finished goods..............................             62,400       392,400             --                          454,800
     Work in process.............................              7,300        71,600             --                           78,900
     Materials and supplies......................              5,500        24,800             --                           30,300
                                                         -----------   -----------   ------------   --------------     -----------
       Total inventories.........................             75,200       488,800             --                          564,000
   Other.........................................              5,500        18,400          2,000                           25,900
                                                         -----------   -----------   ------------   --------------     -----------
       Total currents assets.....................            151,800       629,100         82,600                          863,500
                                                         -----------   -----------   ------------   --------------     -----------
Property, Plant and Equipment....................            142,600       874,600          5,200                        1,022,400
   Less accumulated depreciation.................             80,800       699,700          2,600                          783,100
                                                         -----------   -----------   ------------   --------------     -----------
     Net property, plant and equipment...........             61,800       174,900          2,600                          239,300
                                                         -----------   -----------   ------------   --------------     -----------
Other Assets
   Goodwill (less accumulated amortization of
     $376,700)...................................                 --        27,500        579,100                          606,600
   Affiliate notes and accounts receivable--
     net.........................................                 --            --      1,202,800       (1,202,800)             --
   Investment in subsidiaries....................                 --       135,100             --         (135,100)             --
   Other.........................................              1,400        30,500         44,400                           76,300
                                                         -----------   -----------   ------------   --------------     -----------
       Total other assets........................              1,400       193,100      1,826,300   $   (1,337,900)        682,900
                                                         -----------   -----------   ------------   --------------     -----------
                                                         $   215,000   $   997,100   $  1,911,500   $   (1,337,900)    $ 1,785,700
                                                         ===========   ===========   ============   ==============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt..........        $       700   $        --   $    745,700   $                  $   746,400
   Trade accounts payable........................              7,100        24,400             --                           31,500
   Net liabilities of discontinued operations....                 --         5,100             --                            5,100
   Other accounts payable and accrued expenses...             18,100       133,100         81,600                          232,800
                                                         -----------   -----------   ------------   --------------     -----------
       Total current liabilities.................             25,900       162,600        827,300                        1,015,800
                                                         -----------   -----------   ------------   --------------     -----------
Noncurrent Liabilities
   Long-term debt................................             24,400         7,700        378,200                          410,300
   Losses in excess of investment in
     subsidiaries................................                 --            --      1,096,300       (1,096,300)             --
   Net liabilities of discontinued operations....                 --        11,900             --                           11,900
   Affiliate notes and accounts payable..........             29,500     1,302,000             --       (1,202,800)        128,700
   Other.........................................                100        11,300            100                           11,500
                                                         -----------   -----------   ------------   --------------     -----------
       Total noncurrent liabilities..............             54,000     1,332,900      1,474,600       (2,299,100)        562,400
                                                         -----------   -----------   ------------   --------------     -----------
Liabilities Subject to Compromise
   Unrelated parties.............................                 --       211,600        329,100                          540,700
   Affiliates....................................                 --       386,300             --                          386,300
                                                         -----------   -----------   ------------   --------------     -----------
                                                                  --       597,900        329,100                          927,000
                                                         -----------   -----------   ------------   --------------     -----------
Preferred Stock..................................                 --            --         71,700                           71,700
                                                         -----------   -----------   ------------   --------------     -----------
Common Stockholder's Equity (Deficit)............            135,100    (1,096,300)      (791,200)         961,200        (791,200)
                                                         -----------   -----------   ------------   --------------     -----------
                                                         $   215,000   $   997,100   $  1,911,500   $   (1,337,900)    $ 1,785,700
                                                         ===========   ===========   ============   ==============     ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                         THREE MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED      COMBINED                    ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR      FRUIT OF          AND
                                                       SUBSIDIARIES  SUBSIDIARIES  THE LOOM, INC. RECLASSIFICATIONS  CONSOLIDATED
                                                       ------------  ------------  -------------- -----------------  ------------
Net sales
   Unrelated parties.................................   $  63,800    $   383,600    $             $                 $   447,400
   Affiliates........................................          --        238,200                         (6,600)        231,600
                                                        ---------    -----------    ------------  -------------     -----------
                                                           63,800        621,800                         (6,600)        679,000
                                                        ---------    -----------    ------------  -------------     -----------
Cost of sales
   Unrelated parties.................................      50,100        351,900                                        402,000
   Affiliates........................................          --        264,400                         (6,600)        257,800
                                                        ---------    -----------    ------------  -------------     -----------
                                                           50,100        616,300                         (6,600)        659,800
                                                        ---------    -----------    ------------  -------------     -----------
     Gross earnings..................................      13,700          5,500                                         19,200
Selling, general and administrative expenses.........      11,200         38,700             800                         50,700
Goodwill amortization................................          --            200           5,900                          6,100
                                                        ---------    -----------    ------------  -------------     -----------
     Operating earnings (loss).......................       2,500        (33,400)         (6,700)                       (37,600)
Interest expense.....................................        (500)          (200)        (29,600)        (1,000)        (31,300)
Affiliated interest income (expense).................        (700)       (33,300)         34,000                             --
Equity in losses of subsidiaries.....................          --            500         (67,200)        66,700              --
Other income (expense)--net..........................        (600)         2,300          (4,700)                        (3,000)
                                                        ---------    -----------    ------------- -------------     -----------
     Loss from continuing operations before
         reorganization items and
         income tax provision.......................          700        (64,100)        (74,200)        65,700         (71,900)
Reorganization items.................................          --         (1,600)         (7,900)                        (9,500)
                                                        ---------    ------------   ------------- -------------     -----------
     Loss from continuing operations before
         income tax provision........................         700        (65,700)        (82,100)        65,700         (81,400)
Income tax provision.................................         200            500              --                            700
                                                        ---------    -----------    ------------  -------------     -----------
     Loss from continuing operations.................         500        (66,200)        (82,100)        65,700         (82,100)
Discontinued operations - Sports & Licensing:
   Loss from operations..............................          --         (1,000)             --          1,000              --
                                                        ---------    -----------    ------------  -------------     -----------
     Net loss........................................   $     500    $   (67,200)   $    (82,100) $      66,700     $   (82,100)
                                                        =========    ===========    ============  =============     ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                          SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                         COMBINED      COMBINED       FRUIT     ELIMINATIONS
                                                       NON-GUARANTOR   GUARANTOR     OF THE          AND
                                                       SUBSIDIARIES  SUBSIDIARIES  LOOM, INC. RECLASSIFICATIONS CONSOLIDATED
                                                       ------------  ------------  ---------- ----------------- ------------

Net sales
   Unrelated parties.................................   $ 132,500    $   690,500  $             $               $   823,000
   Affiliates........................................          --        475,300                     (17,600)       457,700
                                                        ---------    -----------  ------------  ------------    -----------
                                                          132,500      1,165,800                     (17,600)     1,280,700
                                                        ---------    -----------  ------------  ------------    -----------
Cost of sales
   Unrelated parties.................................     104,200        660,400                                    764,600
   Affiliates........................................          --        529,300                     (17,600)       511,700
                                                        ---------    -----------  ------------  ------------    -----------
                                                          104,200      1,189,700                     (17,600)     1,276,300
                                                        ---------    -----------  ------------  ------------    -----------
     Gross earnings (loss)...........................      28,300        (23,900)                                     4,400
Selling, general and administrative expenses.........      23,700         76,300         5,500                      105,500
Goodwill amortization................................          --            500        11,800                       12,300
                                                        ---------    -----------  ------------  ------------    -----------
     Operating earnings (loss).......................       4,600       (100,700)      (17,300)                    (113,400)
Interest expense.....................................      (1,200)          (400)      (59,000)                     (60,600)
Affiliated interest income (expense).................      (1,300)       (74,400)       75,700                           --
Equity in losses of subsidiaries.....................          --         (1,200)     (166,800)      168,000             --
Other income (expense)--net..........................      (2,800)        15,000        (7,100)                       5,100
                                                        ---------    -----------  ------------  ------------    -----------
     Loss from continuing operations
         before reorganization items
         and income tax provision....................        (700)      (161,700)     (174,500)      168,000       (168,900)
Reorganization items.................................          --         (1,600)      (17,400)                     (19,000)
                                                        ---------    -----------  ------------  ------------    -----------
     Loss from continuing operations before
         income tax provision........................        (700)      (163,300)     (191,900)      168,000       (187,900)
Income tax provision.................................         500            900            --                        1,400
                                                        ---------    -----------  ------------  ------------    -----------
     Loss from continuing operations.................      (1,200)      (164,200)     (191,900)      168,000       (189,300)
Discontinued operations:
   Loss - Sports & Licensing operations..............          --         (2,600)           --            --         (2,600)
                                                        ---------    -----------  ------------  ------------    -----------
     Net earnings (loss).............................   $  (1,200)   $  (166,800) $   (191,900) $    168,000    $  (191,900)
                                                        =========    ===========  ============  ============    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                           COMBINED      COMBINED       FRUIT     ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR     OF THE          AND
                                                         SUBSIDIARIES  SUBSIDIARIES  LOOM, INC. RECLASSIFICATIONS CONSOLIDATED
                                                         ------------  ------------  ---------- ----------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................     $  (1,200)   $  (164,200) $   (191,900) $    168,000    $  (189,300)
   Adjustments to reconcile to net operating cash flows:
     Equity in losses of subsidiaries................            --          1,200       166,800      (168,000)            --
     Depreciation and amortization...................         5,100         32,500        17,200                       54,800
     Decrease (increase) in working capital..........       (24,000)        55,000        36,300                       67,300
     Cash flows of discontinued operations...........            --         20,300            --                       20,300
     Gain on marketable equity securities............            --        (15,800)           --                      (15,800)
     Other--net......................................        (5,100)       (14,000)        6,100                      (13,000)
                                                          ---------    -----------  ------------  ------------    -----------
       Net operating cash flows
         before reorganization items.................       (25,200)       (85,000)       34,500                      (75,700)
     Net cash used for reorganization items..........            --             --        (9,100)                      (9,100)
                                                          ---------    -----------  ------------  ------------    -----------
             Net operating cash flows................       (25,200)       (85,000)       25,400            --        (84,800)
                                                          ---------    -----------  ------------  ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................          (200)        (4,500)           --                       (4,700)
   Proceeds from sale of property, plant and
     equipment.......................................           300          1,700            --                        2,000
   Proceeds from sale of marketable equity
     securities......................................            --         14,100            --                       14,100
   Affiliate notes and accounts receivable...........         4,300             --       (44,700)       40,400             --
   Other--net........................................            --         (1,100)          100                       (1,000)
                                                          ---------    -----------  ------------  ------------    -----------
             Net investing cash flows................         4,400         10,200       (44,600)       40,400         10,400
                                                          ---------    -----------  ------------  ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................            --             --       703,400                      703,400
   DIP financing payments ...........................            --             --      (680,800)                    (680,800)
   Principal payments on
     long-term debt and capital leases...............          (300)            --            --                         (300)
   Affiliate notes and accounts payable..............        24,500         77,900            --       (40,400)        62,000
                                                          ---------    -----------  ------------  ------------    -----------
             Net financing cash flows................        24,200         77,900        22,600       (40,400)        84,300
                                                          ---------    -----------  ------------  ------------    -----------
Net increase in Cash and cash equivalents (including
   restricted cash)..................................         3,400          3,100         3,400            --          9,900
Cash and cash equivalents (including restricted cash)
   at beginning of period............................        19,100         10,300         8,900                       38,300
                                                          ---------    -----------  ------------  ------------    -----------
Cash and cash equivalents (including restricted cash)
   at end of period..................................     $  22,500    $    13,400  $     12,300  $         --    $    48,200
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

CHAPTER 11 FILING

         The Company and the other Debtors commenced the Reorganization Cases by filing petitions for relief under Chapter 11 on December 29, 1999, the Petition Date, in the Bankruptcy Court. The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor in possession, has continued to manage and operate its assets and businesses subject to the supervision and orders of the Bankruptcy Court. On March 15, 2001, FTL Inc. and the other Debtors filed the Reorganization Plan and the Disclosure Statement with the Bankruptcy Court, pursuant to Section 1125 of the Bankruptcy Code. Because FTL Inc. is operating as debtor in possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of the Company subject to the supervision and orders of the Bankruptcy Court.

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

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended June 30, 2001 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

         SPECIAL CHARGES/CONSOLIDATION COSTS. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. No amounts were charged to results of operations during the first six months of 2000 related to the above noted special charges.

         In connection with the Company's efforts to eliminate non-core businesses and unprofitable products, the Company incurred costs related to the closure of yarn, textile and assembly plants in 2000. The Company incurred charges of $73,300,000, of which $12,000,000 were cash charges, for writedowns of inventory, property, plant and equipment, other assets and contractual obligations.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         In the first quarter of 2001, an additional $8,800,000 was recorded, principally related to the closure of one of the Company's yarn mills. In May 2001, the Company reached a decision and announced the closure of two of its textile facilities. The total cost related to the closure of these facilities aggregated $30,400,000 and was recorded in the second quarter of 2001. Included in the cost of the 2001 shutdowns were cash charges of $4,600,000. Additional gains or losses may be recorded on future divestitures but the amount cannot be determined at this time. In addition, restructuring costs may be incurred which the Company is unable to quantify at this time. During the first quarter of 2001, the Company finalized certain of the special charges recorded in 1997, resulting in a decrease to 2001 consolidation costs of $2,100,000. In addition, the Company sold five facilities in the second quarter of 2001 which were originally included in the 2000 consolidation costs. The sale of these facilities resulted in a loss of $2,300,000. Also, the Company finalized certain of the 2000 consolidation costs in the second quarter of 2001, resulting in a reduction in 2001 consolidation costs of $300,000.

Second Quarter and First Six Months of 2001 versus 2000

         Total net sales decreased $200,500,000 in the second quarter and $341,400,000 in the first six months of 2001 compared to 2000. Net sales to unrelated parties decreased $99,700,000 or 22.3% in the second quarter and $161,100,000 or 19.6% in the first six months of 2001 compared to 2000. The decreases in sales to unrelated parties were principally due to lower activewear sales, which were affected by weakness in the overall activewear market combined with competitively lower pricing. The higher sales volume in the second quarter and first six months of 2000 also included sales of discontinued non-core retail and activewear product lines, and Gitano Fashions, Ltd., the Company's jeanswear business. In the first quality product category, $87,600,000 of the second quarter decrease and $137,400,000 of the six-month decrease resulted from a reduction in volume and a change in product mix. Also, $9,200,000 of the second quarter decrease and $17,500,000 of the six month decrease was attributable to lower pricing in the face of increased competition. In addition, $3,600,000 of the second quarter decrease and $7,800,000 of the six month decrease in sales resulted from a weakening of European currencies in relation to the U. S. dollar.

         Segment net sales were as follows (in millions of dollars).

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              ------------------          ----------------
                                                             JUNE  30,    JULY 1,       JUNE 30,      JULY 1,
                                                               2001        2000           2001         2000
                                                               ----        ----           ----         ----

                         Retail Products................. $    207.6     $ 243.3       $   382.0   $   438.8
                         Activewear......................       93.0       156.4           185.1       281.7
                         Europe..........................       47.0        47.6            94.6       101.9
                         Other...........................        0.1         0.1             0.2         0.6
                                                          ----------     -------       ---------   ---------
                            Subtotal unrelated parties...      347.7       447.4           661.9       823.0
                            Affiliates...................      130.8       231.6           277.4       457.7
                                                          ----------     -------       ---------   ---------
                            Total........................ $    478.5     $ 679.0       $   939.3   $ 1,280.7
                                                          ==========     =======       =========   =========

         Retail product sales decreased $35,700,000 or 14.7% in the second quarter and $56,800,000 or 12.9% in the first six months of 2001 compared to 2000 principally due to the discontinuation of non-core product lines. The Company's Gitano business was sold in July 2000, accounting for $11,200,000 of the second quarter decrease and $22,500,000 of the decrease in the first six months. The decrease in sales of retail products included $4,500,000 and $5,400,000 as a result of reduced prices in the second quarter and first six months of 2001 compared to the corresponding periods of 2000. Excluding the Gitano decreases, $23,200,000 and $38,700,000 of the decrease in retail product sales in the second quarter and first six months of 2001 compared to 2000 related to the discontinuation of non-core product lines.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Activewear sales decreased $63,400,000 or 40.5% in the second quarter and $96,600,000 or 34.3% in the first six months of 2001 compared to 2000 due to lower volume of first quality merchandise and price reductions. The lower volume resulted from declines in the overall market as well as the elimination of non-core products and lower volume of core products. For the six month period ended June 30, 2001, dozens in the overall activewear market declined 8% when compared to the corresponding period of 2000. The decrease in sales also resulted in reduced market share in the first six months of 2001 versus 2000, which decline the Company attributes partially to the impact of the pending bankruptcy cases. Lower prices reflect the Company's response to aggressive pricing by competitors.

         European sales declined $600,000 or 1.3% in the second quarter and $7,300,000 or 7.2% in the first six months of 2001 compared to 2000 due to unfavorable currency effects (higher U. S. dollar), price reductions and lower sales of close-outs (in the six month period), offset partially by higher volume of activewear products. Price reductions in Europe totaled $400,000 and $2,300,000 in the second quarter and first six months of 2001 compared to 2000 reflecting market conditions in activewear and the shift in retail emphasis to concentrate on selling to discount chains.

         Total gross earnings increased $33,700,000 and $69,900,000 in the second quarter and first six months of 2001 compared to 2000. Gross earnings on sales to unrelated parties increased $32,900,000 in the second quarter of 2001 and $67,700,000 in the first six months of 2001 compared to the corresponding periods of 2000. Gross margin on sales to unrelated parties increased 12.4 percentage points to 22.5% in the second quarter of 2001 and 12.0 percentage points to 19.1% in the first six months of 2001. Lower production costs totaled $58,900,000 and $117,000,000 in the second quarter and first six months of 2001 compared to corresponding periods of 2000. Offsetting these improvements were price declines aggregating $9,200,000 and $17,500,000 in the second quarter and first six months of 2001 compared to the corresponding periods of 2000. In addition, reduced sales volume and unfavorable mix resulted in decreases to gross earnings aggregating $24,500,000 and $40,000,000 in the second quarter and first six months of 2001 compared to the corresponding periods of 2000.

         Segment operating earnings (loss) were as follows (in millions of dollars).

                                                                     Three Months Ended        Six Months Ended
                                                                     ------------------        ----------------
                                                                     June 30,     July 1,    June 30,    July 1,
                                                                       2001        2000        2001       2000
                                                                       ----        ----        ----       ----

                   Retail Products..............................  $    31.8   $     2.3     $   45.8    $  (23.3)
                   Activewear...................................        0.1       (13.4)       (13.7)      (36.3)
                   Europe.......................................        0.5         1.5         (0.6)        3.8
                   Consolidation costs..........................      (30.1)         --        (36.8)        --
                   Other........................................        5.6         4.3          9.9         8.7
                   Goodwill.....................................       (6.1)       (6.1)       (12.3)      (12.3)
                                                                  ---------   ---------     --------    --------
                        Subtotal unrelated parties..............        1.8       (11.4)        (7.7)      (59.4)
                        Affiliates..............................      (22.3)      (26.2)       (45.7)      (54.0)
                                                                  ---------   ---------     --------    --------
                        Total...................................  $   (20.5)  $   (37.6)     $ (53.4)   $ (113.4)
                                                                  =========   =========     ========    ========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company experienced operating earnings on sales to unrelated parties in the second quarter of 2001 of $1,800,000 compared to an operating loss on sales to unrelated parties of $11,400,000 in the second quarter of 2000. For the first six months of 2001, the Company experienced an operating loss on sales to unrelated parties of $7,700,000 compared to an operating loss on sales to unrelated parties of $59,400,000 for the first six months of 2000. The operating loss in the second quarter and first six months of 2001 includes net consolidation costs of $30,100,000 and $36,800,000 principally related to the 2001 shutdown of the Company's manufacturing facilities. Excluding consolidation costs, operating earnings were $31,900,000 and $29,100,000 in the second quarter and first six months of 2001. The decrease in operating loss in both periods resulted from the increase in gross earnings and a decrease in operating selling, general and administrative expenses. Excluding consolidation costs, operating selling, general and administrative expenses on sales to unrelated parties decreased $13,500,000 and $26,900,000 in the second quarter and first six months of 2001 compared to the corresponding periods of 2000. Excluding consolidation costs, selling, general and administrative expenses on sales to unrelated parties, as a percentage of net sales, were 10.7% in the second quarter of 2001 and were 11.9% of net sales in the first six months of 2001. The decrease in operating selling, general and administrative expenses in the second quarter and first six months of 2001 compared to the corresponding periods of 2000 primarily resulted from reductions in headcount and related expenses.

         Interest expense decreased $5,100,000 or 16.3% in the second quarter and $5,600,000 or 9.2% in the first six months of 2001 compared to the corresponding periods of 2000. The decreases in both periods reflected lower average borrowing levels and a lower average interest rate.

         Other expense-net improved $1,200,000 from $3,000,000 in the second quarter of 2000 to $1,800,000 in the second quarter of 2001. Principal components of net other expense in the second quarter of 2001 included $3,100,000 in gains on the sale of marketable equity securities and interest income of $1,000,000. These favorable impacts were more than offset by $2,000,000 in losses on the sale of fixed assets, bank fees of $600,000, adequate protection expense (interest payments) of $1,100,000 related to the guarantee of personal indebtedness of the Company's former Chairman and an amendment fee of $1,100,000 related to the Company's debtor in possession financing agreement. Net other expense in the second quarter of 2000 included $3,000,000 in gains on the sale of marketable equity securities, which was more than offset by adequate protection expense of $1,600,000, unfavorable foreign currency translation of $700,000 and bank fees of $900,000.

         Other income-net decreased $4,200,000 from $5,100,000 in the first six months of 2000 to $900,000 in the first six months of 2001. Net other income in the first six months of 2001 included $4,900,000 in gains on the sale of marketable equity securities, interest income of $1,800,000 and a $1,000,000 gain on the sale of the Company's "Russell" hosiery trademark. These favorable impacts were substantially offset by adequate protection expense of $2,200,000, bank fees of $1,500,000, $1,400,000 in losses on the sale of fixed assets and the DIP amendment fee of $1,100,000. Net other income in the first six months of 2000 included $15,800,000 in gains on the sale of marketable equity securities and interest income of $1,400,000 partially offset by adequate protection expense of $2,900,000, unfavorable foreign currency translation of $2,800,000 and bank fees of $1,600,000.

         Reorganization items represent costs incurred by the Company related to the Reorganization Cases. Reorganization items in the second quarter of 2001 and 2000 aggregated $5,600,000 and $9,500,000, respectively. Reorganization items in the first six months of 2001 and 2000 aggregated $16,200,000 and $19,000,000, respectively. Reorganization items in all periods consisted of professional fees, including legal, accounting and other services provided to the Company related to the Reorganization Cases.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company's income tax provision for the second quarter and first six months of 2001 and 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the second quarter and first six months of 2001 or 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years and due to the Company's present inability under the Reorganization Cases to implement certain income tax planning strategies. In addition, the Company expects an operating loss for 2001.

LIQUIDITY AND CAPITAL RESOURCES

         FTL Inc. and substantially all of its subsidiaries, as debtors in possession, are parties to a postpetition credit agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and, as amended, includes a total commitment of $450,000,000 which is comprised of revolving notes of $350,000,000 and a term note of $100,000,000. Letter of credit obligations under the revolver portion of the DIP Facility are limited to $175,000,000. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Reorganization Cases.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% to 65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability under the DIP Facility at August 10, 2001 was $270,200,000 and, in addition, the Company had $49,300,000 in invested cash at August 10, 2001.

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

         Cash used for operating activities totaling $71,600,000 in the first six months of 2001 and $84,800,000 in the first six months of 2000 reflected the Company's losses from continuing operations. In the first six months of 2001, the primary factors in reconciling from the loss from continuing operations of $124,700,000 to cash used for operating activities of $71,600,000 were, additional writedowns and reserves of $36,100,000 associated with the 2001 closure of certain of the Company's manufacturing facilities and depreciation and amortization of $41,200,000, partially offset by an increase in working capital of $6,200,000, gains on the sale of marketable equity securities of $4,900,000 and cash payments for reorganization items of $12,200,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In the first six months of 2000, the primary factors in reconciling from the loss from continuing operations of $189,300,000 to cash used for operating activities of $84,800,000 were a decrease in working capital of $67,300,000 and depreciation and amortization of $54,800,000, partially offset by a gain on the sale of marketable equity securities of $15,800,000 and cash payments for reorganization items of $9,100,000. Cash flows provided by discontinued operations aggregated $20,300,000 in the first six months of 2000.

         Net cash provided by investing activities in the first six months of 2001 was $2,100,000 compared with cash provided by investing activities totaling $10,400,000 in the first six months of 2000. Capital expenditures were higher ($11,600,000 in the first six months of 2001 compared with $4,700,000 in the first six months of 2000). In addition, proceeds from the sale of marketable equity securities aggregated $7,100,000 in the first six months of 2001 compared to $14,100,000 in the first six months of 2000. Capital spending, primarily in state-of-the-art yarn and textile equipment, is anticipated to approximate $46,000,000 in 2001.

         Net cash provided by financing activities was $60,400,000 in the first six months of 2001 (consisting principally of increase to affiliated notes and accounts payable, partially offset by net payments on DIP Facility financing), while net cash provided by financing activities was $84,300,000 in the first six months of 2000 (consisting principally of increase to affiliated notes and accounts payable and net borrowings on DIP Facility financing).

         The Company believes that cash on hand, amounts available under the DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements during the Reorganization Cases, although no assurances can be given in this regard. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

         Inherent in a successful plan of reorganization is a capital structure which permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and stockholders may be substantially altered.

         The Reorganization Plan provides for a capital structure which the Company believes will enable it to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. A significant component of the proposed plan of reorganization is obtaining "Exit Financing." In addition, the Company's creditors and equity security holders must have an opportunity to review the Reorganization Plan and the Bankruptcy Court must determine the Reorganization Plan to be fair and equitable. There can be no assurance that Exit Financing will be obtained or that the Plan will be determined fair and equitable by the Bankruptcy Court. Also, there can be no assurance that the proposed capital structure will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund its current obligations. At this time it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The Reorganization Plan does not provide any recovery to FTL Ltd.'s equity security holders. ACCORDINGLY, MANAGEMENT BELIEVES THAT CURRENT EQUITY SECURITY HOLDERS (BOTH COMMON AND PREFERRED STOCK) WILL NOT RECEIVE ANY DISTRIBUTION UNDER ANY REORGANIZATION PLAN AS A RESULT OF THE ISSUANCE OF NEW EQUITY TO EXISTING CREDITORS. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. In the first six months of 2001, the Company incurred reorganization costs of $16,200,000 related to the bankruptcy. Since the beginning of the bankruptcy proceedings, the Company has incurred reorganization costs aggregating $67,400,000 related to the bankruptcy.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "Long-Term Debt" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

ACCOUNTING STANDARDS

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $24,600,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for fiscal 2000. There have been no significant changes in the Company's market risk exposures since year-end.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Fruit of the Loom is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on its results of operations or financial condition. See Part I. Item 1. Financial Statements Note 8 and Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Chapter 11 Filing.

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

b.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FRUIT OF THE LOOM, INC.
                                                  (Registrant)


                                 /s/           G. WILLIAM NEWTON
                                 -----------------------------------------------
                                               G. William Newton
                                            Vice President Finance
                                       and Acting Chief Financial Officer
                                          (Principal Financial Officer
                                           and duly authorized to sign
                                            on behalf of Registrant)

Date: August 14, 2001