Form 10-Q
period 2001-09-29
FRUIT OF THE LOOM INC /DE/
filed 2001-11-13
CIK 771298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

                                Yes |X|   No |_|

         Capital stock outstanding at November 9, 2001: 66,905,348 Class A Common Stock, $.01 par value and 5,229,421 shares of the Registrant's Preferred Stock, $.01 par value (the Common and Preferred Stock is privately owned and not traded on a public market).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheet--September 29, 2001 (Unaudited)
                        and December 30, 2000.............................................................       2
                   Condensed Consolidated Statement of Operations (Unaudited)
                        for the Three and Nine Months Ended September 29, 2001 and September 30, 2000.....       3
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                        for the Nine Months Ended September 29, 2001 and September 30, 2000...............       4
                   Notes to Condensed Consolidated Financial Statements (Unaudited).......................       5
         Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.............................................................      30
         Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................      38
PART II. OTHER INFORMATION
         Item 1.   Legal Proceedings......................................................................      39
         Item 6.   Exhibits and Reports on Form 8-K.......................................................      39

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                        SEPTEMBER 29,       DECEMBER 30,
                                                                                            2001                2000
                                                                                            ----                ----
                                                                                         (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash)...........................  $        125,800    $       131,200
   Notes and accounts receivable (less allowance for possible
     losses of $31,500 and $44,800, respectively)..................................           186,200            142,400
   Inventories
     Finished goods................................................................           379,500            454,800
     Work in process...............................................................            40,900             78,900
     Materials and supplies........................................................            14,400             30,300
                                                                                     ----------------    ---------------
         Total inventories.........................................................           434,800            564,000
   Other ..........................................................................            24,600             25,900
                                                                                     ----------------    ---------------
         Total current assets......................................................           771,400            863,500
                                                                                     ----------------    ---------------
Property, Plant and Equipment......................................................           875,000          1,022,400
   Less accumulated depreciation...................................................           687,900            783,100
                                                                                     ----------------    ---------------
         Net property, plant and equipment.........................................           187,100            239,300
                                                                                     ----------------    ---------------
Other Assets
   Goodwill (less accumulated amortization of $395,200 and
     $376,700, respectively).......................................................           588,100            606,600
   Other ..........................................................................            53,700             76,300
                                                                                     ----------------    ---------------
         Total other assets........................................................           641,800            682,900
                                                                                     ----------------    ---------------
                                                                                     $      1,600,300    $     1,785,700
                                                                                     ================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt............................................  $        647,400    $       746,400
   Trade accounts payable..........................................................            27,600             31,500
   Net liabilities of discontinued operations......................................             6,400              5,100
   Other accounts payable and accrued expenses.....................................           221,600            232,800
                                                                                     ----------------    ---------------
         Total current liabilities.................................................           903,000          1,015,800
                                                                                     ----------------    ---------------
Noncurrent Liabilities
   Long-term debt..................................................................           411,100            410,300
   Net liabilities of discontinued operations......................................            11,500             11,900
   Notes and accounts payable - affiliates.........................................           227,100            128,700
   Other ..........................................................................            26,200             11,500
                                                                                     ----------------    ---------------
         Total noncurrent liabilities..............................................           675,900            562,400
                                                                                     ----------------    ---------------
Liabilities Subject to Compromise
   Unrelated parties...............................................................           527,100            540,700
   Affiliates......................................................................           386,300            386,300
                                                                                     ----------------    ---------------
         Total liabilities subject to compromise...................................           913,400            927,000
                                                                                     ----------------    ---------------
Preferred Stock....................................................................            71,700             71,700
                                                                                     ----------------    ---------------
Common Stockholders' Deficit.......................................................          (963,700)          (791,200)
                                                                                     ----------------    ---------------
                                                                                     $      1,600,300    $     1,785,700
                                                                                     ================    ===============

                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      ------------------                -----------------
                                                                SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 30,
                                                                    2001             2000             2001             2000
                                                                    ----             ----             ----             ----
Net sales
    Unrelated parties ......................................     $   361,400      $   397,400      $ 1,023,300      $ 1,220,400
    Affiliates .............................................         118,700          203,000          396,100          660,700
                                                                 -----------      -----------      -----------      -----------
                                                                     480,100          600,400        1,419,400        1,881,100
                                                                 -----------      -----------      -----------      -----------

Cost of sales
    Unrelated parties ......................................         271,900          308,700          807,700        1,073,300
    Affiliates .............................................         160,700          231,900          489,900          743,600
                                                                 -----------      -----------      -----------      -----------
                                                                     432,600          540,600        1,297,600        1,816,900
                                                                 -----------      -----------      -----------      -----------
       Gross earnings ......................................          47,500           59,800          121,800           64,200
Selling, general and administrative expenses:
    Operating ..............................................          36,300           38,500          114,900          144,000
    Consolidation costs ....................................           3,600               --           40,400               --
                                                                 -----------      -----------      -----------      -----------
                                                                      39,900           38,500          155,300          144,000
Goodwill amortization ......................................           6,200            6,200           18,500           18,500
                                                                 -----------      -----------      -----------      -----------
       Operating earnings (loss) ...........................           1,400           15,100          (52,000)         (98,300)
Interest expense ...........................................         (22,600)         (32,200)         (77,600)         (92,800)
Other (expense) income-net .................................          (2,900)          (2,700)          (2,000)           2,400
                                                                 -----------      -----------      -----------      -----------
       Loss from continuing operations before
         reorganization items and income tax provision .....         (24,100)         (19,800)        (131,600)        (188,700)
Reorganization items .......................................          (8,200)          (9,300)         (24,400)         (28,300)
                                                                 -----------      -----------      -----------      -----------
       Loss from continuing operations before
         income tax provision ..............................         (32,300)         (29,100)        (156,000)        (217,000)
Income tax provision .......................................             500              800            1,500            2,200
                                                                 -----------      -----------      -----------      -----------
       Loss from continuing operations .....................         (32,800)         (29,900)        (157,500)        (219,200)
Discontinued operations - Sports & Licensing:
    Loss from operations ...................................              --               --               --           (2,600)
                                                                 -----------      -----------      -----------      -----------
       Net loss ............................................     $   (32,800)     $   (29,900)     $  (157,500)     $  (221,800)
                                                                 ===========      ===========      ===========      ===========


                             See accompanying notes.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                                  SEPTEMBER 29,       SEPTEMBER  30,
                                                                                      2001                2000
                                                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................        $   (157,500)       $    (219,200)
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization.......................................              58,300               81,800
      Decrease in working capital.........................................              83,900              129,700
      Cash flows of discontinued operations...............................                 500               23,400
      Gains on marketable equity securities...............................              (4,500)             (16,700)
      Consolidation of operations - writedowns and reserves ..............              36,800                   --
      Other--net..........................................................               1,700              (14,500)
                                                                                  ------------        -------------
         Net operating cash flows before
           reorganization items...........................................              19,200              (15,500)
      Net cash used for reorganization items..............................             (18,600)             (18,000)
                                                                                  ------------        -------------
           Net operating cash flows.......................................                 600              (33,500)
                                                                                  ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................             (21,300)              (8,200)
   Proceeds for the sale of property, plant and equipment.................               7,900                3,300
   Proceeds from sale of Gitano...........................................                  --               16,500
   Proceeds from sale of marketable equity securities.....................               7,300               16,600
   Other--net.............................................................              (1,000)                (800)
                                                                                  ------------        -------------
           Net investing cash flows.......................................              (7,100)              27,400
                                                                                  ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................             755,300            1,040,300
   DIP financing payments.................................................            (855,300)          (1,061,000)
   Principal payments on long-term debt and capital leases................                (500)              (1,600)
   Affiliate notes and accounts payable...................................             101,600               91,100
                                                                                  ------------        -------------
           Net financing cash flows.......................................               1,100               68,800
                                                                                  ------------        -------------
Net increase (decrease) in Cash and cash
   equivalents (including restricted cash)................................              (5,400)              62,700
Cash and cash equivalents (including restricted
   cash) at beginning of period...........................................             131,200               38,300
                                                                                  ------------        -------------
Cash and cash equivalents (including restricted
   cash) at end of period.................................................        $    125,800        $     101,000
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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. JOINT PLAN OF REORGANIZATION. Fruit of the Loom, Inc. ("FTL Inc.", "Fruit of the Loom" or "the Company"), its parent and 32 direct and indirect subsidiaries, debtors and debtors in possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. ss.ss. 101-1330 (as amended, the "BankruptCy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Inc., as debtor and debtor in possession, has continued to manage and operate their assets and businesses subject to the supervision and orders of the Bankruptcy Court. On March 15, 2001, FTL Inc. and the other Debtors filed their joint plan of reorganization (the "Reorganization Plan") and the disclosure statement (the "Disclosure Statement"), with the Bankruptcy Court pursuant to Section 1125 of the Bankruptcy Code. The Disclosure Statement and Reorganization Plan were filed on Form 8-K dated as of March 22, 2001 and are hereby incorporated by reference. Because FTL Inc. is operating as debtor in possession under the Bankruptcy Code, the existing directors and officers of FTL Inc. continue to govern and manage the operations of the Company subject to the supervision and orders of the Bankruptcy Court.

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

         The Debtors, the Committee and representatives of the prepetition secured creditors thereafter reached an agreement to resolve, among other things, the Committee's pending adversary proceeding. By agreement, this settlement will be set forth in an amended reorganization plan to be filed by the Debtors and will provide for an increased distribution under the Reorganization Plan to holders of allowed Class 4A Unsecured Claims (as such term is defined in the Reorganization Plan), which reduces the distribution that would otherwise go to the holders of the allowed Class 2 Prepetition Secured Claims (as such term is defined in the Reorganization Plan). The Class 2 Prepetition Secured Creditors are the secured creditors whose liens were challenged in the Committee's pending adversary proceeding. Under the settlement, the holders of allowed Class 4A Unsecured Claims will receive the economic equivalent of 7.5% of the equity interests in Reorganized Fruit of the Loom (as such term is defined in the Reorganization Plan), which would have been distributed under the Reorganization Plan as originally filed on March 15, 2001, and 7.5% of the non-core assets of Fruit of the Loom. A more detailed description of the distribution to the unsecured creditors is set forth in the Motion to Approve the Bidding Procedures, a copy of which was filed by the Company as part of its Form 8-K, dated November 9, 2001.

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

         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11. The consummation of a plan of reorganization is the principal objective of the Reorganization Cases. Although the Reorganization Plan and Disclosure Statement were filed on March 15, 2001, there has not yet been a hearing to consider the adequacy of the Disclosure Statement. Pursuant to the settlement reached among the Debtors, the Committee, and the representatives of the secured creditors, the Debtors will be filing an amended reorganization plan ("Amended Reorganization Plan") to give effect to the terms of the settlement and to incorporate a proposed sale of the Company's basic apparel business, which is described below. It is anticipated that the Amended Reorganization Plan will contemplate emergence in 2002, but there can be no assurance at this time that the Amended Reorganization Plan proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or that the Amended Reorganization Plan will be consummated. The Amended Reorganization Plan will not provide any recovery to the equity security holders of Fruit of the Loom, Ltd. ("FTL Ltd."), the Company's parent. Accordingly, management believes that current equity security holders (both common and preferred stock) will not receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The Amended Reorganization Plan will set forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of the Amended Reorganization Plan will require the requisite vote of impaired creditors entitled to vote under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

         Effective November 1, 2001, the Company executed a definitive agreement with an unrelated party for the sale of substantially all of the Company's basic apparel business operations at a purchase price of $835,000,000 in cash, subject to, and contingent upon, confirmation of the Amended Reorganization Plan. The purchase price is subject to significant reduction for certain liabilities as well as adjustment upward or downward depending on working capital levels. The purchaser will assume the ordinary course post-petition liabilities and certain specified prepetition liabilities of the business. As contemplated by the definitive asset purchase agreement, the Company will seek approval of the Bankruptcy Court to conduct an auction whereby higher and better offers to purchase the business may be considered. The closing of the definitive asset purchase agreement will be effectuated pursuant to the Amended Reorganization Plan and is subject to completion of the auction and other conditions set forth in the definitive asset purchase agreement. A copy of the definitive asset agreement was filed by the Company as a part of its Form 8-K, dated November 9, 2001. For more details regarding the terms and conditions of the agreement, please refer to the Form 8-K.

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

                                                               SEPT. 29,    DECEMBER 30,
                                                                 2001           2000
                                                                 ----           ----
                                                              (IN THOUSANDS OF DOLLARS)
         8.875% Unsecured Senior Notes....................    $  248,500     $  248,500
         Trade accounts payable...........................        96,800         97,200
         Environmental and product liability..............        31,800         33,800
         Accrued severance................................        27,900         27,900
         Deferred compensation accrual....................        10,100         14,300
         Other............................................       112,000        119,000
                                                              ----------     ----------
                                                              $  527,100     $  540,700
                                                              ==========     ==========

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

         3. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the nine months ended September 29, 2001 are not necessarily indicative of results that may be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

         4. No dividends were declared on the Company's common stock for the nine-month periods ended September 29, 2001 and September 30, 2000. The Board of Directors of the Company believes that no dividends will be declared on the Company's common stock while the Company's Reorganization Cases are pending.

         5. The Company's income tax provision for the third quarter and first nine months of 2001 and 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the third quarter and first nine months of 2000 or first nine months of 2001 or the pretax earnings in the third quarter of 2001 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years and due to the Company's present inability under the Reorganization Cases to implement certain income tax planning strategies. In addition, the Company expects a loss before income taxes for 2001.

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

         Operating results for Pro Player are classified as Discontinued Operations in the accompanying condensed statement of operations as follows (in thousands of dollars):

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        ------------------         -----------------
                                                                      SEPT. 29,     SEPT. 30,    SEPT. 29,    SEPT. 30,
                                                                        2001          2000         2001         2000
                                                                        ----          ----         ----         ----
         Net sales................................................  $        --    $     (500)  $    3,000   $   29,100
         Cost of sales............................................           --           900        2,100       30,000
                                                                    -----------    ----------   ----------   ----------
              Gross earnings (loss)...............................           --        (1,400)         900         (900)
         Selling, general & administrative expenses...............           --           500        1,200       13,500
         Goodwill amortization....................................           --            --           --        1,000
                                                                    -----------    ----------   ----------   ----------
              Operating loss......................................           --        (1,900)        (300)     (15,400)
         Interest expense.........................................           --            --           --       (1,500)
         Other expense--net.......................................           --        (1,100)          --       (1,400)
                                                                    -----------    ----------   ----------   ----------
              Net loss............................................           --        (3,000)        (300)     (18,300)
         Portion of net loss charged to reserve
                          for loss on disposal....................           --         3,000          300       15,700
                                                                    -----------    ----------   ----------   ----------
              Loss from discontinued operations...................  $        --    $       --   $       --   $   (2,600)
                                                                    ===========    ==========   ==========   ==========

         Assets and liabilities of the discontinued Pro Player segment consisted of the following (in thousands of dollars):

                                                                                            SEPT. 29,      DECEMBER 30,
                                                                                              2001             2000
                                                                                              ----             ----
Inventories.............................................................................   $        --     $        500
Other accounts payable and accrued expenses.............................................        (6,400)          (5,600)
                                                                                           -----------     ------------
    Net current liabilities.............................................................        (6,400)          (5,100)
                                                                                           -----------     -------------
Property, plant and equipment...........................................................         2,000            2,000
Liabilities subject to compromise.......................................................       (13,500)         (13,900)
                                                                                           -----------     ------------
    Net noncurrent liabilities..........................................................       (11,500)         (11,900)
                                                                                           -----------     ------------
    Net liabilities of discontinued operations..........................................   $   (17,900)    $    (17,000)
                                                                                           ===========     ============

         Assets are shown at their expected net realizable values.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         7. In the first quarter of 2001, an $8,800,000 charge was recorded principally related to the closure of one of the Company's yarn mills. In the second quarter of 2001, the Company reached a decision and announced the closure of one of its textile facilities and one additional sewing facility. The total cost related to the closure of these facilities aggregated $30,400,000 and was recorded in the second quarter of 2001. In the third quarter of 2001, the Company reached a decision to close one of its textile facilities as well as certain administrative offices in Europe. The total cost related to the closure of these facilities aggregated $3,900,000 and was recorded in the third quarter of 2001. Included in the cost of the 2001 shutdowns were cash charges of $6,600,000.

         Following is a summary of 2001 consolidation costs and related reserve balances at September 29, 2001 (in thousands of dollars):

                                                                                                               RESERVE
                                                           2001                                              BALANCE AT
                                                      CONSOLIDATION    CASH       INCOME        OTHER          SEPT. 29,
                                                          COSTS       PAYMENTS   (EXPENSE)     ACTIVITY          2001
                                                          -----       --------   ---------     --------          ----
Closing of facilities:
         Severance...................................  $     5,400    $  2,100   $     300    $        --    $     3,000
         Property, plant and equipment...............       36,500          --          --         16,700         19,800
         Other costs.................................        1,200         700          --             --            500
                                                       -----------    --------   ---------    -----------    -----------
                                                       $    43,100    $  2,800   $     300    $    16,700    $    23,300
                                                       ===========    ========   =========    ===========    ===========

         Other activity in the first nine months of 2001 consists primarily of disposal of property, plant and equipment.

         In the fourth quarter of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States, resulting in special charges aggregating $73,300,000 for write downs of inventory, property, plant and equipment, other assets and contractual obligations.

         A rollforward of the 2000 special charges from December 30, 2000 through September 29, 2001 is presented below (in thousands of dollars):

                                                         RESERVE                                              RESERVE
                                                        BALANCE AT                                           BALANCE AT
                                                       DECEMBER 30,     CASH       INCOME        OTHER        SEPT. 29,
                                                           2000       PAYMENTS    (EXPENSE)     ACTIVITY        2001
                                                           ----       --------    ---------     --------        ----
Closing and disposal of U.S.
   manufacturing facilities..........................  $    60,600    $  1,700   $   (2,000)  $    56,600    $     4,300
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first nine months of 2001 consists primarily of disposal of property, plant and equipment. The Company sold five facilities in the second quarter of 2001 at an aggregate price of $4,100,000 which resulted in a loss of $2,300,000 in addition to the charges recorded in 2000. The loss was recorded in other expense in the accompanying condensed consolidated statement of operations. In addition, the Company sold equipment in the first nine months of 2001 for an aggregate price of $2,200,000 and recorded no gain or loss on the sales compared to the written down balance. Also, the Company finalized certain of the 2000 consolidation costs in the second quarter of 2001, resulting in a reduction in 2001 consolidation costs of $300,000.

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

         A rollforward of the 1999 special charges from December 30, 2000 through September 29, 2001 is presented below (in thousands of dollars):

                                                         RESERVE                                               RESERVE
                                                        BALANCE AT                                            BALANCE AT
                                                       DECEMBER 30,     CASH       INCOME       OTHER         SEPT. 29,
                                                           2000       PAYMENTS    (EXPENSE)    ACTIVITY          2001
                                                           ----       --------    ---------    --------          ----
Provisions and losses on the sale of
   close-out and irregular merchandise...............  $     4,900    $     --   $        --  $     4,900    $        --
Severance (subject to compromise)....................       27,900          --            --           --         27,900
Debt guarantee.......................................       29,300          --            --           --         29,300
Other asset write downs and reserves ($8,000,000
       subject to compromise)........................       22,500          --            --       14,500          8,000
                                                       -----------    --------   -----------  -----------    -----------
                                                       $    84,600    $     --            --  $    19,400    $    65,200
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first nine months of 2001 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first nine months of 2001 for additional ongoing normal lower of cost or market reserves.

         In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. These and other special charges totaled $441,700,000 ($372,200,000 after tax).

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         A rollforward of the 1997 special charges from December 30, 2000 through September 29, 2001 is presented below (in thousands of dollars):

                                                           RESERVE                                              RESERVE
                                                          BALANCE AT                                           BALANCE AT
                                                         DECEMBER 30,    CASH         INCOME       OTHER       SEPT. 29,
                                                             2000      PAYMENTS      (EXPENSE)    ACTIVITY        2001
                                                             ----      --------      ---------    --------        ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
     Sewing, finishing and distribution facilities...     $   23,200   $      --     $     --    $  17,400     $     5,800
     Impairment of mills to be sold..................         13,400          --           --        4,500           8,900
     Lease residual guarantees.......................         54,200          --           --           --          54,200
     Other equipment.................................          6,100          --           --        1,900           4,200
                                                          ----------   ---------     --------    ---------     -----------
                                                              96,900          --           --       23,800          73,100
Severance costs......................................            200          --          200           --              --
Other accruals.......................................          1,900          --        1,900           --              --
                                                          ----------   ---------     --------    ---------     -----------
                                                              99,000          --        2,100       23,800          73,100
                                                          ----------   ---------     --------    ---------     -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Other accruals.......................................          2,100          --           --          200           1,900
                                                          ----------   ---------     --------    ---------     -----------
                                                               2,100          --           --          200           1,900
                                                          ----------   ---------     --------    ---------     -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          8,800          --           --          200           8,600
                                                          ----------   ---------     --------    ---------     -----------
                                                          $  109,900   $      --     $  2,100    $  24,200     $    83,600
                                                          ==========   =========     ========    =========     ===========

         Other activity in the first nine months of 2001 consists primarily of disposal of property, plant and equipment. In the first quarter of 2001, the Company finalized certain estimates related to the 1997 special charges, resulting in reductions in 2001 consolidation costs of $2,100,000.

         8. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company's subsidiary, NWI Land Management, Inc., is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate its potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves as of September 29, 2001 consist primarily of certain environmental and product liability reserves of $29,800,000 and $2,000,000, respectively. The Company has certain amounts of environmental and other insurance which may cover expenditures in connection with environmental sites and product liabilities. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation and CERCLA legislation.

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

         Certain of the Company's facilities, particularly in Central America, have been, and will continue to be, exposed to a risk of inclement weather and other conditions which could have a material adverse impact upon its operations. The Company's operations also involve the use of ocean-going transport to ship fabric to off-shore plants and to return finished goods to both Europe and the United States; such maritime transport is inherently subject to risk from weather and other conditions. While the Company maintains property and casualty insurance related to such risks, the Company's insurance may be inadequate to cover catastrophic events.

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of up to $65,000,000 (the lenders in respect of such are hereinafter referred to as the "Farley lenders") to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000 (but as to which the Debtors remain liable for all claims for payment thereunder made or deemed made prior to that date), Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of November 1, 2001. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and a $20,000,000 charge in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and 2001 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation. Through November 1, 2001, total payments made by the Company on behalf of Mr. Farley's loan aggregated $9,200,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through November 1, 2001 aggregated $2,700,000.

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

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At September 29, 2001, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $10,300,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland and Germany.

         On September 30, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased FTL Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 against Fruit of the Loom and William F. Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of Fruit of the Loom, in the United States District Court for the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that Fruit of the Loom and Mr. Farley are also liable under Section 20(a) of the Act. A motion to dismiss the complaint filed by the defendants was denied.

         Fruit of the Loom and counsel for the plaintiff reached agreement, so ordered by the Bankruptcy Court on November 20, 2000 (the "105 Stipulation"), to stay the New England Action and certain other proceedings at least until January 15, 2001, (which has been extended on consent) subject, among other things, to certain limited document discovery against non-parties (other than any current or former officers and directors) being permitted to proceed, and to the right of the plaintiff to amend the complaint to add additional parties. Pursuant to the 105 Stipulation, as extended on consent, the New England Action was stayed indefinitely as to all parties. However, the stay will not be extended beyond November 16, 2001.

         In March, April and May 2000, nine putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of Fruit of the Loom, in the United States District Court for the Western District of Kentucky. The actions allege that the defendants violated section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. The nine putative class action lawsuits have been consolidated under Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000. A motion to dismiss the complaint filed by the defendants was denied.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         The Fidel v. Farley, et al. action was also stayed by the 105 Stipulation. By letter dated January 19, 2001, counsel for the class action plaintiffs agreed to continue the stay under the 105 Stipulation indefinitely pending settlement discussions. However, the stay will not be extended beyond November 16, 2001.

         Management believes that the above described actions are without merit, and management and the Company intend to defend them vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

         9. Comprehensive loss was as follows (in thousands of dollars):

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             ------------------            -----------------
                                                                        SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                                                            2001           2000           2001           2000
                                                                            ----           ----           ----           ----
               Net loss ..............................................   $ (32,800)     $ (29,900)     $(157,500)     $(221,800)
               Foreign currency translation adjustments--net .........       7,200         (8,700)        (5,700)       (17,300)
               Unrealized gain (loss) on marketable equity securities:
                     Holding gain (loss) .............................        (700)         4,400         (5,500)         6,400
                     Realized gains reclassified to net loss .........          --           (300)          (100)       (10,300)
               Accumulated loss on derivatives:
                     Holding loss ....................................      (2,400)            --         (3,500)            --
                                                                         ---------      ---------      ---------      ---------

                     Comprehensive loss ..............................   $ (28,700)     $ (34,500)     $(172,300)     $(243,000)
                                                                         =========      =========      =========      =========

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

         In the second and third quarters of 2001, to hedge a portion of its forecasted cotton needs, the Company purchased cotton futures contracts and call options maturing at various dates through March 2003. Through September 29, 2001, net losses of $3,500,000 from changes in the fair values of cotton futures and options have been deferred and included in other comprehensive income. The Company would expect to reclassify an insignificant portion of these deferred losses to income in the next twelve months, if realized, based on forecasted cotton purchases and average finished inventory turns. Gains or losses related to hedge ineffectiveness, to derivative components excluded from the assessment of hedge effectiveness or to discontinuance of hedge accounting have been insignificant or have not occurred.

         10. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of September 29, 2001 and December 30, 2000 and for the three and nine months ended September 29, 2001 and September 30, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                                    SEPTEMBER 29,     DECEMBER 30,
                                                                                                        2001              2000
                                                                                                        ----              ----
                                                 ASSETS                                              (UNAUDITED)
Current Assets
   Cash and cash equivalents (including restricted cash) .......................................     $    66,500      $    93,100
   Notes and accounts receivable (less allowance for possible losses $17,800 and of $34,100) ...         135,700           94,000
   Inventories
      Finished goods ...........................................................................         311,000          392,700
      Work in process ..........................................................................          35,600           66,800
      Materials and supplies ...................................................................          10,600           23,700
                                                                                                     -----------      -----------
         Total inventories .....................................................................         357,200          483,200
   Other .......................................................................................          17,200           18,200
                                                                                                     -----------      -----------
         Total current assets ..................................................................         576,600          688,500
                                                                                                     -----------      -----------
Property, Plant and Equipment ..................................................................         734,500          870,000
   Less accumulated depreciation ...............................................................         606,300          699,200
                                                                                                     -----------      -----------
         Net property, plant and equipment .....................................................         128,200          170,800
                                                                                                     -----------      -----------
Other Assets
   Goodwill (less accumulated amortization of $395,200 and $376,700) ...........................         588,100          606,600
   Investment in nondebtor subsidiaries ........................................................         254,400          274,500
   Receivable from nondebtor subsidiaries ......................................................         114,200           85,800
   Other .......................................................................................          53,300           76,000
                                                                                                     -----------      -----------
         Total other assets ....................................................................       1,010,000        1,042,900
                                                                                                     -----------      -----------
                                                                                                     $ 1,714,800      $ 1,902,200
                                                                                                     ===========      ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt ........................................................     $   646,600      $   745,700
   Trade accounts payable ......................................................................          19,100           21,700
   Net liabilities of discontinued operations ..................................................           6,400            5,100
   Other accounts payable and accrued expenses .................................................         196,900          211,500
                                                                                                     -----------      -----------
         Total current liabilities .............................................................         869,000          984,000
                                                                                                     -----------      -----------
Noncurrent Liabilities
   Long-term debt ..............................................................................         387,600          385,800
   Net liabilities of discontinued operations ..................................................          11,500           11,900
   Payable to nondebtor subsidiaries ...........................................................         179,400           81,600
   Other .......................................................................................          26,000           11,500
                                                                                                     -----------      -----------
         Total noncurrent liabilities ..........................................................         604,500          490,800
                                                                                                     -----------      -----------
Liabilities Subject to Compromise
   Unrelated parties ...........................................................................         527,100          540,700
   Payable to nondebtor subsidiaries and affiliates ............................................         606,200          606,200
                                                                                                     -----------      -----------
         Total liabilities subject to compromise ...............................................       1,133,300        1,146,900
                                                                                                     -----------      -----------
Exchangeable Preferred Stock ...................................................................          71,700           71,700
                                                                                                     -----------      -----------
Common Stockholders' Deficit ...................................................................        (963,700)        (791,200)
                                                                                                     -----------      -----------

                                                                                                     $ 1,714,800      $ 1,902,200
                                                                                                     ===========      ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, INC. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         ------------------                -----------------
                                                                   SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 30,
                                                                       2001             2000             2001             2000
                                                                       ----             ----             ----             ----
Net Sales
   Unrelated parties .............................................  $   308,400      $   334,800      $   844,500      $ 1,017,400
   Affiliates ....................................................      127,800          203,000          423,400          660,700
                                                                    -----------      -----------      -----------      -----------
                                                                        436,200          537,800        1,267,900        1,678,100
                                                                    -----------      -----------      -----------      -----------
Cost of Sales
   Unrelated parties .............................................      229,600          241,500          662,400          878,800
   Affiliates ....................................................      168,600          256,700          514,100          796,200
                                                                    -----------      -----------      -----------      -----------
                                                                        398,200          498,200        1,176,500        1,675,000
                                                                    -----------      -----------      -----------      -----------
   Gross earnings ................................................       38,000           39,600           91,400            3,100
Selling, general and administrative expenses .....................       23,300           28,500          113,700          102,700
Goodwill amortization ............................................        6,200            6,200           18,500           18,500
                                                                    -----------      -----------      -----------      -----------
   Operating earnings (loss) .....................................        8,500            4,900          (40,800)        (118,100)
Interest expense .................................................      (22,300)         (31,500)         (76,700)         (90,900)
Equity in earnings of nondebtor subsidiaries .....................       (9,200)           3,500          (14,500)           9,100
Other (expense) income--net ......................................       (1,400)           2,700             (500)          11,700
                                                                    -----------      -----------      -----------      -----------
   Loss from continuing operations before reorganization items
      and income tax provision ...................................      (24,400)         (20,400)        (132,500)        (188,200)
Reorganization items .............................................       (8,200)          (9,300)         (24,400)         (28,300)
                                                                    -----------      -----------      -----------      -----------
   Loss from continuing operations before income tax provision ...      (32,600)         (29,700)        (156,900)        (216,500)
Income tax provision .............................................          200              200              600            2,700
                                                                    -----------      -----------      -----------      -----------
   Loss from continuing operations ...............................      (32,800)         (29,900)        (157,500)        (219,200)
Discontinued operations:
   Loss--Sports & Licensing operations ...........................           --               --               --           (2,600)
                                                                    -----------      -----------      -----------      -----------
      Net loss ...................................................  $   (32,800)     $   (29,900)     $  (157,500)     $  (221,800)
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

                                                                                                   NINE MONTHS ENDED
                                                                                                   -----------------
                                                                                              SEPTEMBER 29,  SEPTEMBER 30,
                                                                                                  2001           2000
                                                                                                  ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................................   $    (157,500)     (219,200)
   Adjustments to reconcile to net operating cash flows:
      Equity in (earnings) loss of nondebtor subsidiaries.................................          14,500        (9,100)
      Depreciation and amortization.......................................................          51,600        73,700
      Decrease in working capital.........................................................          80,300       189,800
      Cash flows of discontinued operations...............................................             500        23,400
      Gains on marketable equity securities...............................................          (4,500)      (16,700)
      Consolidation of operations - writedowns and reserves ..............................          35,300            --
      Other--net..........................................................................           7,600          (900)
                                                                                             -------------   -----------
        Net operating cash flows before reorganization items..............................          27,800        41,000
      Net cash used for reorganization items..............................................         (18,600)      (18,000)
                                                                                             -------------   -----------
          Net operating cash flows........................................................           9,200        23,000
                                                                                             -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................................         (20,900)       (7,300)
   Proceeds from sale of property, plant and equipment....................................           6,800         3,300
   Proceeds from sale of Gitano...........................................................              --        16,500
   Proceeds from sale of marketable equity securities.....................................           7,300        16,600
   Affiliate notes and accounts receivable................................................         (28,400)      (23,300)
   Other--net.............................................................................          (1,000)         (800)
                                                                                             -------------   -----------
          Net investing cash flows........................................................         (36,200)        5,000
                                                                                             -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................................         755,300     1,040,300
   DIP financing payments.................................................................        (855,300)   (1,061,000)
   Affiliate notes and accounts payable...................................................         100,400        52,300
                                                                                             -------------   -----------
          Net financing cash flows........................................................             400        31,600
                                                                                             -------------   -----------
Net increase (decrease) in cash and cash equivalents (including restricted cash)..........         (26,600)       59,600
Cash and cash equivalents (including restricted cash) at beginning of period..............          93,100        18,200
                                                                                             -------------   -----------
Cash and cash equivalents (including restricted cash) at end of period....................   $      66,500   $    77,800
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

         The supplemental guarantor condensed consolidating financial statements present:

                  (a) Supplemental condensed consolidating balance sheets as of September 29, 2001 and December 30, 2000, and supplemental condensed consolidating summaries of operations and cash flows for the nine months ended of September 29, 2001 and September 30, 2000;

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 29, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                               COMBINED      COMBINED       FRUIT       ELIMINATIONS
                                                            NON-GUARANTOR   GUARANTOR      OF THE          AND
                                                             SUBSIDIARIES  SUBSIDIARIES   LOOM, INC.  RECLASSIFICATIONS CONSOLIDATED
                                                             ------------  ------------   ----------  ----------------- ------------
ASSETS
Current Assets
   Cash and cash equivalents
     (including restricted cash) ........................... $    56,300   $    11,600    $    57,900    $              $   125,800
   Notes and accounts receivable
   (less allowance for possible losses of $31,500) .........      45,300       140,500            400                       186,200
   Inventories
     Finished goods ........................................      54,800       324,700             --                       379,500
     Work in process .......................................       9,800        31,100             --                        40,900
     Materials and supplies ................................       6,300         8,100             --                        14,400
                                                             -----------   -----------    -----------    -----------    -----------
         Total inventories .................................      70,900       363,900             --                       434,800
   Other ...................................................       5,000        18,400          1,200                        24,600
                                                             -----------   -----------    -----------    -----------    -----------
         Total current assets ..............................     177,500       534,400         59,500                       771,400
                                                             -----------   -----------    -----------    -----------    -----------
Property, Plant and Equipment ..............................     130,500       744,000            500                       875,000
   Less accumulated depreciation ...........................      78,000       609,500            400                       687,900
                                                             -----------   -----------    -----------    -----------    -----------
       Net property, plant and equipment ...................      52,500       134,500            100                       187,100
                                                             -----------   -----------    -----------    -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $395,200) ....          --        26,700        561,400                       588,100
   Affiliate notes and accounts receivable--net ............          --            --      1,105,200     (1,105,200)            --
   Investment in subsidiaries ..............................          --        64,700             --        (64,700)            --
   Other ...................................................       1,400        20,700         31,600             --         53,700
                                                             -----------   -----------    -----------    -----------    -----------
         Total other assets ................................       1,400       112,100      1,698,200     (1,169,900)       641,800
                                                             -----------   -----------    -----------    -----------    -----------
                                                             $   231,400   $   781,000    $ 1,757,800    $(1,169,900)   $ 1,600,300
                                                             ===========   ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt .................... $       800   $        --    $   646,600    $              $   647,400
   Trade accounts payable ..................................       6,700        17,200          3,700                        27,600
   Net liabilities of discontinued operations ..............          --         6,400             --                         6,400
   Other accounts payable and accrued expenses .............      21,400       124,500         75,700                       221,600
                                                             -----------   -----------    -----------    -----------    -----------
         Total current liabilities .........................      28,900       148,100        726,000                       903,000
                                                             -----------   -----------    -----------    -----------    -----------
Noncurrent Liabilities
   Long-term debt ..........................................      23,500         7,600        380,000                       411,100
   Losses in excess of investment in subsidiaries ..........          --            --      1,214,800     (1,214,800)            --
   Net liabilities of discontinued operations ..............          --        11,500             --                        11,500
   Notes and account payable - affiliates ..................     114,200     1,218,100             --     (1,105,200)       227,100
   Other ...................................................         100        23,100          3,000                        26,200
                                                             -----------   -----------    -----------    -----------    -----------
         Total noncurrent liabilities ......................     137,800     1,260,300      1,597,800     (2,320,000)       675,900
                                                             -----------   -----------    -----------    -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties .......................................          --       201,100        326,000                       527,100
   Affiliates ..............................................          --       386,300             --                       386,300
                                                             -----------   -----------    -----------    -----------    -----------
         Total liabilities subject to compromise ...........          --       587,400        326,000                       913,400
                                                             -----------   -----------    -----------    -----------    -----------
Preferred Stock ............................................          --            --         71,700                        71,700
                                                             -----------   -----------    -----------    -----------    -----------
Common Stockholder's Equity (Deficit) ......................      64,700    (1,214,800)      (963,700)     1,150,100       (963,700)
                                                             -----------   -----------    -----------    -----------    -----------
                                                             $   231,400   $   781,000    $ 1,757,800    $(1,169,900)   $ 1,600,300
                                                             ===========   ===========    ===========    ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 29, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                          COMBINED       COMBINED        FRUIT      ELIMINATIONS
                                                       NON-GUARANTOR    GUARANTOR       OF THE          AND
                                                        SUBSIDIARIES   SUBSIDIARIES    LOOM, INC. RECLASSIFICATIONS  CONSOLIDATED
                                                        ------------   ------------    ---------- -----------------  ------------
Net sales
   Unrelated parties ................................... $  48,600      $ 312,800      $              $                $ 361,400
   Affiliates ..........................................        --        124,900                        (6,200)         118,700
                                                         ---------      ---------      ---------      ---------        ---------
                                                            48,600        437,700                        (6,200)         480,100
                                                         ---------      ---------      ---------      ---------        ---------
Cost of sales
   Unrelated parties ...................................    39,900        232,000                                        271,900
   Affiliates ..........................................        --        166,900                        (6,200)         160,700
                                                         ---------      ---------      ---------      ---------        ---------
                                                            39,900        398,900                        (6,200)         432,600
                                                         ---------      ---------      ---------      ---------        ---------
     Gross earnings ....................................     8,700         38,800                                         47,500
Selling, general and administrative expenses ...........    12,800         28,100         (1,000)                         39,900
Goodwill amortization ..................................        --            300          5,900                           6,200
                                                         ---------      ---------      ---------      ---------        ---------
     Operating earnings (loss) .........................    (4,100)        10,400         (4,900)                          1,400
Interest expense .......................................      (300)          (100)       (22,200)                        (22,600)
Affiliated interest income (expense) ...................      (800)       (20,900)        21,700                              --
Equity in losses of subsidiaries .......................        --         (9,800)       (11,100)        20,900               --
Other income (expense)--net ............................    (4,300)         9,600         (8,200)                         (2,900)
                                                         ---------      ---------      ---------      ---------        ---------
     Loss from continuing operations before
       reorganization items and income tax provision ...    (9,500)       (10,800)       (24,700)        20,900          (24,100)
Reorganization items ...................................        --           (100)        (8,100)                         (8,200)
                                                         ---------      ---------      ---------      ---------        ---------
     Loss from continuing operations before
         income tax provision ..........................    (9,500)       (10,900)       (32,800)        20,900          (32,300)
Income tax provision ...................................       300            200             --                             500
                                                         ---------      ---------      ---------      ---------        ---------
     Loss from continuing operations ...................    (9,800)       (11,100)       (32,800)        20,900          (32,800)
Discontinued operations - Sports & Licensing
   Loss from operations ................................        --             --             --             --               --
                                                         ---------      ---------      ---------      ---------        ---------
     Net loss .......................................... $  (9,800)     $ (11,100)     $ (32,800)     $  20,900        $ (32,800)
                                                         =========      =========      =========      =========        =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 29, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                            COMBINED       COMBINED        FRUIT      ELIMINATIONS
                                                         NON-GUARANTOR    GUARANTOR       OF THE          AND
                                                          SUBSIDIARIES   SUBSIDIARIES    LOOM, INC. RECLASSIFICATIONS CONSOLIDATED
                                                          ------------   ------------    ---------- ----------------- ------------
Net sales
   Unrelated parties .................................... $   169,200    $   854,100    $              $              $ 1,023,300
   Affiliates ...........................................          --        415,500                       (19,400)       396,100
                                                          -----------    -----------    -----------    -----------    -----------
                                                              169,200      1,269,600                       (19,400)     1,419,400
                                                          -----------    -----------    -----------    -----------    -----------
Cost of sales
   Unrelated parties ....................................     140,900        666,800                                      807,700
   Affiliates ...........................................          --        509,300                       (19,400)       489,900
                                                          -----------    -----------    -----------    -----------    -----------
                                                              140,900      1,176,100                       (19,400)     1,297,600
                                                          -----------    -----------    -----------    -----------    -----------
     Gross earnings .....................................      28,300         93,500                                      121,800
Selling, general and administrative expenses ............      36,000        117,200          2,100                       155,300
Goodwill amortization ...................................          --            800         17,700                        18,500
                                                          -----------    -----------    -----------    -----------    -----------
     Operating loss .....................................      (7,700)       (24,500)       (19,800)                      (52,000)
Interest expense ........................................        (900)          (300)       (76,400)                      (77,600)
Affiliated interest income (expense) ....................      (2,400)       (74,100)        76,500                            --
Equity in losses of subsidiaries ........................          --        (15,600)      (103,600)       119,200             --
Other income (expense)--net .............................      (3,700)        12,400        (10,700)                       (2,000)
                                                          -----------    -----------    -----------    -----------    -----------
     Loss from continuing operations before
       reorganization items and income tax provision ....     (14,700)      (102,100)      (134,000)       119,200       (131,600)
Reorganization items ....................................          --           (900)       (23,500)                      (24,400)
                                                          -----------    -----------    -----------    -----------    -----------
     Loss from continuing operations before
         income tax provision ...........................     (14,700)      (103,000)      (157,500)       119,200       (156,000)
Income tax provision ....................................         900            600             --                         1,500
                                                          -----------    -----------    -----------    -----------    -----------
     Loss from continuing operations ....................     (15,600)      (103,600)      (157,500)       119,200       (157,500)
Discontinued operations - Sports & Licensing
   Loss from operations .................................          --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
     Net loss ........................................... $   (15,600)   $  (103,600)   $  (157,500)   $   119,200    $  (157,500)
                                                          ===========    ===========    ===========    ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 29, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                   COMBINED     COMBINED     FRUIT      ELIMINATIONS
                                                                NON-GUARANTOR   GUARANTOR   OF THE          AND
                                                                 SUBSIDIARIES SUBSIDIARIES LOOM, INC. RECLASSIFICATIONS CONSOLIDATED
                                                                 ------------ ------------ ---------- ----------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations .............................  $ (15,600)   $(103,600)  $(157,500)     $ 119,200      $(157,500)
   Adjustments to reconcile to net operating cash flows:
     Equity in losses of subsidiaries ..........................         --       15,600     103,600       (119,200)            --
     Depreciation and amortization .............................      6,300       27,800      24,200                        58,300
     Decrease (increase) in working capital ....................     (3,400)      84,600       2,700                        83,900
     Cash flows of discontinued operations .....................         --          500          --                           500
     Gain on marketable equity securities ......................         --       (4,500)         --                        (4,500)
     Consolidation of operations - writedowns and  reserves ....      6,300       30,500          --                        36,800
     Other--net ................................................     (4,600)     (16,800)     23,100                         1,700
                                                                  ---------    ---------   ---------      ---------      ---------
       Net operating cash flows
         before reorganization items ...........................    (11,000)      34,100      (3,900)                       19,200
     Net cash used for reorganization items ....................         --           --     (18,600)                      (18,600)
                                                                  ---------    ---------   ---------      ---------      ---------
             Net operating cash flows ..........................    (11,000)      34,100     (22,500)            --            600
                                                                  ---------    ---------   ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................       (300)     (21,000)         --                       (21,300)
   Proceeds for the sale of property, plant and equipment ......      1,100        6,800          --                         7,900
   Proceeds from sale of marketable equity securities ..........         --        7,300          --                         7,300
   Affiliate notes and accounts receivable .....................     59,500           --     100,000       (159,500)            --
   Liquidation of investment in preferred stock of subsidiary ..         --       50,800          --        (50,800)            --
   Other--net ..................................................         --       (1,000)         --                        (1,000)
                                                                  ---------    ---------   ---------      ---------      ---------
             Net investing cash flows ..........................     60,300       42,900     100,000       (210,300)        (7,100)
                                                                  ---------    ---------   ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ......................................         --           --     755,300                       755,300
   DIP financing payments ......................................         --           --    (855,300)                     (855,300)
   Principal payments on
     long-term debt and capital leases .........................       (500)          --          --                          (500)
   Affiliate notes and accounts payable ........................     25,300      (83,200)         --        159,500        101,600
   Redemption of preferred stock held by affiliate .............    (50,800)          --          --         50,800             --
                                                                  ---------    ---------   ---------      ---------      ---------
             Net financing cash flows ..........................    (26,000)     (83,200)   (100,000)       210,300          1,100
                                                                  ---------    ---------   ---------      ---------      ---------
Net increase (decrease) in Cash and cash equivalents
   (including restricted cash) .................................     23,300       (6,200)    (22,500)            --         (5,400)
Cash and cash equivalents (including restricted cash)
   at beginning of period ......................................     33,000       17,800      80,400                       131,200
                                                                  ---------    ---------   ---------      ---------      ---------
Cash and cash equivalents (including restricted cash)
   at end of period ............................................  $  56,300    $  11,600   $  57,900 $           --      $ 125,800
                                                                  =========    =========   =========      =========      =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                               COMBINED      COMBINED       FRUIT      ELIMINATIONS
                                                            NON-GUARANTOR   GUARANTOR       OF THE         AND
                                                             SUBSIDIARIES  SUBSIDIARIES    LOOM INC. RECLASSIFICATIONS CONSOLIDATED
                                                             ------------  ------------    --------- ----------------- ------------
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash) ... $    33,000   $    17,800    $    80,400    $              $   131,200
   Notes and accounts receivable (less allowance
     for possible losses of $44,800) .......................      38,100       104,100            200                       142,400
   Inventories
     Finished goods ........................................      62,400       392,400             --                       454,800
     Work in process .......................................       7,300        71,600             --                        78,900
     Materials and supplies ................................       5,500        24,800             --                        30,300
                                                             -----------   -----------    -----------    -----------    -----------
       Total inventories ...................................      75,200       488,800             --                       564,000
   Other ...................................................       5,500        18,400          2,000                        25,900
                                                             -----------   -----------    -----------    -----------    -----------
       Total currents assets ...............................     151,800       629,100         82,600                       863,500
                                                             -----------   -----------    -----------    -----------    -----------
Property, Plant and Equipment ..............................     142,600       874,600          5,200                     1,022,400
   Less accumulated depreciation ...........................      80,800       699,700          2,600                       783,100
                                                             -----------   -----------    -----------    -----------    -----------
     Net property, plant and equipment .....................      61,800       174,900          2,600                       239,300
                                                             -----------   -----------    -----------    -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $376,700) ....          --        27,500        579,100                       606,600
   Affiliate notes and accounts receivable--net ............          --            --      1,202,800     (1,202,800)            --
   Investment in subsidiaries ..............................          --       135,100             --       (135,100)            --
   Other ...................................................       1,400        30,500         44,400                        76,300
                                                             -----------   -----------    -----------    -----------    -----------
       Total other assets ..................................       1,400       193,100      1,826,300    $(1,337,900)       682,900
                                                             -----------   -----------    -----------    -----------    -----------
                                                             $   215,000   $   997,100    $ 1,911,500    $(1,337,900)   $ 1,785,700
                                                             ===========   ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt .................... $       700   $        --    $   745,700    $              $   746,400
   Trade accounts payable ..................................       7,100        24,400             --                        31,500
   Net liabilities of discontinued operations ..............          --         5,100             --                         5,100
   Other accounts payable and accrued expenses .............      18,100       133,100         81,600                       232,800
                                                             -----------   -----------    -----------    -----------    -----------
       Total current liabilities ...........................      25,900       162,600        827,300                     1,015,800
                                                             -----------   -----------    -----------    -----------    -----------
Noncurrent Liabilities
   Long-term debt ..........................................      24,400         7,700        378,200                       410,300
   Losses in excess of investment in subsidiaries ..........          --            --      1,096,300     (1,096,300)            --
   Net liabilities of discontinued operations ..............          --        11,900             --                        11,900
   Affiliate notes and accounts payable ....................      29,500     1,302,000             --     (1,202,800)       128,700
   Other ...................................................         100        11,300            100                        11,500
                                                             -----------   -----------    -----------    -----------    -----------
       Total noncurrent liabilities ........................      54,000     1,332,900      1,474,600     (2,299,100)       562,400
                                                             -----------   -----------    -----------    -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties .......................................          --       211,600        329,100                       540,700
   Affiliates ..............................................          --       386,300             --                       386,300
                                                             -----------   -----------    -----------    -----------    -----------
                                                                      --       597,900        329,100                       927,000
                                                             -----------   -----------    -----------    -----------    -----------
Preferred Stock ............................................          --            --         71,700                        71,700
                                                             -----------   -----------    -----------    -----------    -----------
Common Stockholder's Equity (Deficit) ......................     135,100    (1,096,300)      (791,200)       961,200       (791,200)
                                                             -----------   -----------    -----------    -----------    -----------
                                                             $   215,000   $   997,100    $ 1,911,500    $(1,337,900)   $ 1,785,700
                                                             ===========   ===========    ===========    ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                            COMBINED     COMBINED       FRUIT      ELIMINATIONS
                                                         NON-GUARANTOR   GUARANTOR     OF THE          AND
                                                          SUBSIDIARIES SUBSIDIARIES   LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                          ------------ ------------   ---------- ----------------  ------------
Net sales
   Unrelated parties ....................................   $  56,800    $ 340,600    $              $              $ 397,400
   Affiliates ...........................................          --      210,500                      (7,500)       203,000
                                                            ---------    ---------    ---------      ---------      ---------
                                                               56,800      551,100                      (7,500)       600,400
                                                            ---------    ---------    ---------      ---------      ---------
Cost of sales
   Unrelated parties ....................................      44,200      264,500                                    308,700
   Affiliates ...........................................          --      239,400                      (7,500)       231,900
                                                            ---------    ---------    ---------      ---------      ---------
                                                               44,200      503,900                      (7,500)       540,600
                                                            ---------    ---------    ---------      ---------      ---------
     Gross earnings .....................................      12,600       47,200                                     59,800
Selling, general and administrative expenses ............      10,000       26,000        2,500                        38,500
Goodwill amortization ...................................          --          300        5,900                         6,200
                                                            ---------    ---------    ---------      ---------      ---------
     Operating earnings (loss) ..........................       2,600       20,900       (8,400)                       15,100
Interest expense ........................................        (700)        (200)     (31,300)                      (32,200)
Affiliated interest income (expense) ....................        (800)     (34,100)      34,900                            --
Equity in losses of subsidiaries ........................          --        1,000      (21,900)        20,900             --
Other income (expense)--net .............................         400       (8,900)       5,800                        (2,700)
                                                            ---------    ---------    ---------      ---------      ---------
     Earnings (loss) from continuing operations before
       reorganization items and income tax provision ....       1,500      (21,300)     (20,900)        20,900        (19,800)
Reorganization items ....................................          --         (300)      (9,000)                       (9,300)
                                                            ---------    ---------    ---------      ---------      ---------
     Earnings (loss) from continuing operations before
         income tax provision ...........................       1,500      (21,600)     (29,900)        20,900        (29,100)
Income tax provision ....................................         500          300           --                           800
                                                            ---------    ---------    ---------      ---------      ---------
     Loss from continuing operations ....................       1,000      (21,900)     (29,900)        20,900        (29,900)
Discontinued operations:
   Loss - Sports & Licensing operations .................          --           --           --             --             --
                                                            ---------    ---------    ---------      ---------      ---------
     Net earnings (loss) ................................   $   1,000    $ (21,900)   $ (29,900)     $  20,900      $ (29,900)
                                                            =========    =========    =========      =========      =========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF OPERATIONS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                           COMBINED        COMBINED        FRUIT      ELIMINATIONS
                                                         NON-GUARANTOR    GUARANTOR       OF THE          AND
                                                          SUBSIDIARIES   SUBSIDIARIES    LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                          ------------   ------------    ---------- ----------------  ------------
Net sales
   Unrelated parties .................................... $   189,300    $ 1,031,100    $              $              $ 1,220,400
   Affiliates ...........................................          --        685,800                       (25,100)       660,700
                                                          -----------    -----------    -----------    -----------    -----------
                                                              189,300      1,716,900                       (25,100)     1,881,100
                                                          -----------    -----------    -----------    -----------    -----------
Cost of sales
   Unrelated parties ....................................     148,400        924,900                                    1,073,300
   Affiliates ...........................................          --        768,700                       (25,100)       743,600
                                                          -----------    -----------    -----------    -----------    -----------
                                                              148,400      1,693,600                       (25,100)     1,816,900
                                                          -----------    -----------    -----------    -----------    -----------
     Gross earnings .....................................      40,900         23,300                                       64,200
Selling, general and administrative expenses ............      33,700        102,300          8,000                       144,000
Goodwill amortization ...................................          --            800         17,700                        18,500
                                                          -----------    -----------    -----------    -----------    -----------
     Operating earnings (loss) ..........................       7,200        (79,800)       (25,700)                      (98,300)
Interest expense ........................................      (1,900)          (600)       (90,300)                      (92,800)
Affiliated interest income (expense) ....................      (2,100)      (108,500)       110,600                            --
Equity in losses of subsidiaries ........................          --           (200)      (188,700)       188,900             --
Other income (expense)--net .............................      (2,400)         6,100         (1,300)                        2,400
                                                          -----------    -----------    -----------    -----------    -----------
     Earnings (loss) from continuing operations before
       reorganization items and income tax provision ....         800       (183,000)      (195,400)       188,900       (188,700)
Reorganization items ....................................          --         (1,900)       (26,400)                      (28,300)
                                                          -----------    -----------    -----------    -----------    -----------
     Earnings (loss) from continuing operations before
         income tax provision ...........................         800       (184,900)      (221,800)       188,900       (217,000)
Income tax provision ....................................       1,000          1,200             --                         2,200
                                                          -----------    -----------    -----------    -----------    -----------
     Loss from continuing operations ....................        (200)      (186,100)      (221,800)       188,900       (219,200)
Discontinued operations:
   Loss - Sports & Licensing operations .................          --         (2,600)            --             --         (2,600)
                                                          -----------    -----------    -----------    -----------    -----------
     Net loss ........................................... $      (200)   $  (188,700)   $  (221,800)   $   188,900    $  (221,800)
                                                          ===========    ===========    ===========    ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     SUPPLEMENTAL CONDENSED CONSOLIDATING SUMMARY OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                               COMBINED      COMBINED       FRUIT      ELIMINATIONS
                                                             NON-GUARANTOR   GUARANTOR     OF THE          AND
                                                             SUBSIDIARIES  SUBSIDIARIES   LOOM, INC. RECLASSIFICATION  CONSOLIDATED
                                                             ------------  ------------   ---------- ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations ......................... $      (200)  $  (186,100)  $  (221,800)   $   188,900    $  (219,200)
   Adjustments to reconcile to net operating cash flows:
     Equity in losses of subsidiaries ......................          --           200       188,700       (188,900)            --
     Depreciation and amortization .........................       7,600        48,200        26,000                        81,800
     Decrease (increase) in working capital ................     (16,000)      105,100        40,600                       129,700
     Cash flows of discontinued operations .................          --        23,400            --                        23,400
     Gain on marketable equity securities ..................          --       (16,700)           --                       (16,700)
     Other--net ............................................     (10,400)      (16,300)       12,200                       (14,500)
                                                             -----------   -----------   -----------    -----------    -----------
       Net operating cash flows
         before reorganization items .......................     (19,000)      (42,200)       45,700                       (15,500)
     Net cash used for reorganization items ................          --        (1,900)      (16,100)                      (18,000)
                                                             -----------   -----------   -----------    -----------    -----------
             Net operating cash flows ......................     (19,000)      (44,100)       29,600             --        (33,500)
                                                             -----------   -----------   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ....................................        (400)       (7,800)           --                        (8,200)
   Proceeds from sale of marketable equity securities ......          --        16,600            --                        16,600
   Proceeds from sale of Gitano ............................                    16,500                                      16,500
   Proceeds from sale of property, plant and equipment .....         100         3,200            --                         3,300
   Affiliate notes and accounts receivable .................       4,300            --        55,800        (60,100)            --
   Other--net ..............................................          --        (1,000)          200                          (800)
                                                             -----------   -----------   -----------    -----------    -----------
             Net investing cash flows ......................       4,000        27,500        56,000        (60,100)        27,400
                                                             -----------   -----------   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ..................................          --            --     1,040,300                     1,040,300
   DIP financing payments ..................................          --            --    (1,061,000)                   (1,061,000)
   Principal payments on
     long-term debt and capital leases .....................      (1,600)           --            --                        (1,600)
   Affiliate notes and accounts payable ....................      17,500        13,500            --         60,100         91,100
                                                             -----------   -----------   -----------    -----------    -----------
             Net financing cash flows ......................      15,900        13,500       (20,700)        60,100         68,800
                                                             -----------   -----------   -----------    -----------    -----------
Net increase in Cash and cash equivalents (including
   restricted cash) ........................................         900        (3,100)       64,900             --         62,700
Cash and cash equivalents (including restricted cash)
   at beginning of period ..................................      19,100        10,300         8,900                        38,300
                                                             -----------   -----------   -----------    -----------    -----------
Cash and cash equivalents (including restricted cash)
   at end of period ........................................ $    20,000   $     7,200   $    73,800    $        --    $   101,000
                                                             ===========   ===========   ===========    ===========    ===========

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "estimates", "expects", and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from Chapter 11 protection pursuant to a reorganization plan that provides for the Company to remain substantially intact, the Company's ability to successfully execute its corporate strategy in a competitive marketplace, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, political and regulatory uncertainty that could influence international activities, the resolution of legal proceedings and other contingent liabilities, weather conditions in the locations in which the Company manufactures and sells its products and the ability to maintain adequate levels of property and casualty insurance related to its facilities due to recent world events affecting the insurance industry. Please refer to the Company's documents on file with the Securities and Exchange Commission and the U.S. Bankruptcy Court in Delaware for other risks and uncertainties and for additional information that the Company is required to report to the U.S. Bankruptcy Court on a monthly basis. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         On March 15, 2001, the Company filed the Reorganization Plan together with the Disclosure Statement. No hearing has been set, as yet, to consider the adequacy of the Disclosure Statement, which is a prerequisite to approval of the Reorganization Plan. The Company intends to file an amended plan of reorganization ("Amended Reorganization Plan") to give effect to the settlement with the Committee and the definitive agreement to purchase the basic apparel business. There can be no assurance that the Amended Reorganization Plan or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which include soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations.

         The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Reorganization Cases, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see "LIQUIDITY AND CAPITAL RESOURCES" and Notes to Condensed Consolidated Financial Statements). As a result of the Reorganization Cases and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Amended Reorganization Plan or any other plan of reorganization could materially change the amounts reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

         Effective November 1, 2001, the Company executed a definitive agreement with an unrelated party for the sale of substantially all of the Company's basic apparel business operations at a purchase price of $835,000,000 in cash, subject to, and contingent upon, confirmation of the Amended Reorganization Plan. The purchase price is subject to significant reduction for certain liabilities as well as adjustment upward or downward depending on working capital levels. The purchaser will assume the ordinary course post-petition liabilities and certain specified prepetition liabilities of the business.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended September 29, 2001 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

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

         In connection with the Company's efforts to eliminate non-core businesses and unprofitable products, the Company incurred costs related to the closure of yarn, textile and assembly plants in 2000. The Company incurred charges of $73,300,000 (of which $12,000,000 were cash charges) for writedowns of inventory, property, plant and equipment, other assets and contractual obligations.

         In the first quarter of 2001, an additional $8,800,000 was recorded, principally related to the closure of one of the Company's yarn mills. In the second quarter of 2001, the Company reached a decision and announced the closure of one of its textile facilities and one additional sewing facility. The total cost related to the closure of these facilities aggregated $30,400,000 and was recorded in the second quarter of 2001. In the third quarter of 2001, the Company reached a decision to close of one of its textile facilities as well as certain administrative offices in Europe. The total cost related to the closure of these facilities aggregated $3,900,000 and was recorded in the third quarter of 2001. Included in the cost of the 2001 shutdowns were cash charges of $6,600,000. Additional gains or losses may be recorded on future divestitures but the amount cannot be determined at this time. In addition, restructuring costs may be incurred which the Company is unable to quantify at this time. During the first nine months of 2001, the Company finalized certain of the special charges, resulting in a decrease to 2001 consolidation costs of $2,700,000. In addition, the Company sold five facilities in the second quarter of 2001 which were originally included in the 2000 consolidation costs. The sale of these facilities resulted in a loss of $2,300,000.

Third Quarter and First Nine Months of 2001 versus 2000

         Total net sales decreased $120,300,000 in the third quarter and $461,700,000 in the first nine months of 2001 compared to 2000. Net sales to unrelated parties decreased $36,000,000 or 9.1% in the third quarter and $197,100,000 or 16.2% in the first nine months of 2001 compared to 2000. The decreases in sales to unrelated parties were principally due to lower retail and activewear sales. The decreases in sales of retail products in both the third quarter and the nine months ended September 29, 2001 when compared to corresponding periods of 2000 resulted from discontinued product lines. In addition, the first nine months of 2000 included sales of Gitano Fashions, Ltd., the Company's jeanswear business. The decreases in sales of activewear products in both the third quarter and the nine months ended September 29, 2001 when compared to corresponding periods of 2000 primarily resulted from weakness in the overall activewear market, competitively lower pricing and decreased market share. In the first quality product category, $34,400,000 of the third quarter decrease and $170,200,000 of the nine-month decrease resulted from a reduction in volume and a change in product mix. Also, $10,100,000 of the third quarter decrease and $31,400,000 of the nine-month decrease was attributable to lower pricing in the face of increased competition. In addition, $600,000 of the third quarter decrease and $8,300,000 of the nine-month decrease in sales resulted from a weakening of European currencies in relation to the U. S. dollar.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Segment net sales were as follows (in millions of dollars).

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         ------------------        -----------------
                                                       SEPT. 29,    SEPT. 30,    SEPT. 29,    SEPT. 30,
                                                         2001         2000         2001         2000
                                                         ----         ----         ----         ----
               Retail Products ...................     $  229.0     $  246.5     $  610.9     $  685.2
               Activewear ........................         96.0        109.6        281.2        391.4
               Europe ............................         36.4         41.2        131.1        143.1
               Other .............................           --          0.1          0.1          0.7
                                                       --------     --------     --------     --------
                  Subtotal unrelated parties .....        361.4        397.4      1,023.3      1,220.4
                  Affiliates .....................        118.7        203.0        396.1        660.7
                                                       --------     --------     --------     --------
                  Total ..........................     $  480.1     $  600.4     $1,419.4     $1,881.1
                                                       ========     ========     ========     ========

         Retail product sales decreased $17,500,000 or 7.1% in the third quarter and $74,300,000 or 10.8% in the first nine months of 2001 compared to the corresponding periods of 2000 principally due to the discontinuation of non-core product lines. The Company's Gitano business was sold in July 2000, accounting for $22,500,000 of the decrease in the first nine months. The decrease in sales of retail products included $600,000 and $8,100,000 as a result of reduced prices in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000. The pricing decreases were offset by a favorable impact on net sales aggregating $4,800,000 and $7,000,000 in the third quarter and the first nine months of 2001 related to the finalization and elimination of prior year promotional programs. Excluding the Gitano decreases, $25,600,000 and $65,200,000 of the decrease in retail product sales in the third quarter and first nine months of 2001 compared to 2000 related to the discontinuation of non-core product lines. Specifically, the decrease in volume of retail products also related to an elimination of a Casualwear Fleece program at a major customer. As a result, Casualwear Fleece sales decreased $23,900,000 and $30,400,000 in the third quarter and first nine months of 2001 when compared to the corresponding periods of 2000.

         Activewear sales decreased $13,600,000 or 12.4% in the third quarter and $110,200,000 or 28.2% in the first nine months of 2001 compared to 2000 due to lower sales volume of first quality merchandise and price reductions. The lower sales volume in both the third quarter and the nine-month period resulted from a decrease in the volume of core products as well as the elimination of non-core products. In addition, lower sales volume in the nine-month period resulted from declines in the overall market. In the third quarter of 2001, dozens sold in the overall activewear market increased 1.7% when compared to the corresponding period of 2000, driven by strong demand for screen printed tees with patriotic symbols. For the nine-month period ended September 29, 2001, dozens in the overall activewear market declined 4.6% when compared to the corresponding period of 2000. The decrease in sales also resulted in reduced market share in the first nine months of 2001 versus 2000. Lower prices reflect the Company's response to aggressive pricing by competitors.

         European sales declined $4,800,000 or 11.7% in the third quarter and $12,000,000 or 8.4% in the first nine months of 2001 compared to the corresponding periods of 2000 due to unfavorable currency effects (higher U.S. dollar), price reductions and lower sales of close-outs (in the nine-month period), offset partially by higher volume of activewear products (in the nine-month period). Price reductions in Europe totaled $3,200,000 and $6,300,000 in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000, reflecting market conditions in activewear and the shift in retail emphasis to concentrate on selling to mass merchandisers.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Total gross earnings decreased $12,300,000 in the third quarter of 2001 but increased $57,600,000 in the first nine months of 2001 compared to the corresponding periods of 2000. Gross earnings on sales to unrelated parties increased $700,000 in the third quarter of 2001 and $68,400,000 in the first nine months of 2001 compared to the corresponding periods of 2000. Gross margin on sales to unrelated parties increased 2.4 percentage points to 24.8% in the third quarter of 2001 and 9.0 percentage points to 21.1% in the first nine months of 2001 compared to the comparable periods of 2000. Lower production costs totaled $14,000,000 and $131,000,000 in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000. Offsetting these improvements were price declines aggregating $10,100,000 and $31,400,000 in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000. The pricing decreases were partially offset by a favorable impact on net sales aggregating $4,800,000 and $7,000,000 in the third quarter and the first nine months of 2001 related to the finalization and elimination of prior year promotional programs. In addition, reduced sales volume and unfavorable mix resulted in decreases to gross earnings aggregating $12,800,000 and $50,300,000 in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000.

         Segment operating earnings (loss) were as follows (in millions of dollars).

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      ------------------    -----------------
                                                     SEPT. 29,  SEPT. 30,  SEPT. 29,  SEPT. 30,
                                                       2001       2000       2001       2000
                                                       ----       ----       ----       ----
               Retail Products ...................    $ 44.8     $ 35.2     $ 90.6     $ 11.9
               Activewear ........................      (0.3)       3.2      (14.0)     (33.1)
               Europe ............................       0.2        1.9       (0.4)       5.7
               Consolidation costs ...............      (3.6)        --      (40.4)        --
               Other .............................       5.5        5.9       15.4       14.6
               Goodwill ..........................      (6.2)      (6.2)     (18.5)     (18.5)
                                                      ------     ------     ------     ------
                    Subtotal unrelated parties ...      40.4       40.0       32.7      (19.4)
                    Affiliates ...................     (39.0)     (24.9)     (84.7)     (78.9)
                                                      ------     ------     ------     ------
                    Total ........................    $  1.4     $ 15.1     $(52.0)    $(98.3)
                                                      ======     ======     ======     ======

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company experienced operating earnings on sales to unrelated parties in the third quarter of 2001 of $40,400,000 compared to operating earnings on sales to unrelated parties of $40,000,000 in the third quarter of 2000. For the first nine months of 2001, the Company experienced operating earnings on sales to unrelated parties of $32,700,000 compared to an operating loss on sales to unrelated parties of $19,400,000 for the first nine months of 2000. Operating earnings in the third quarter and first nine months of 2001 include net consolidation costs of $3,600,000 and $40,400,000 principally related to the 2001 shutdown of the Company's manufacturing facilities. Excluding consolidation costs, operating earnings on sales to unrelated parties were $44,000,000 and $73,100,000 in the third quarter and first nine months of 2001. The improvement in operating earnings in both periods resulted from the increase in gross earnings and a decrease in operating selling, general and administrative expenses. Excluding consolidation costs, operating selling, general and administrative expenses on sales to unrelated parties decreased $2,200,000 and $29,100,000 in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000. Excluding consolidation costs, selling, general and administrative expenses on sales to unrelated parties, as a percentage of net sales, were 10.0% in the third quarter of 2001 and were 11.2% of net sales in the first nine months of 2001. The decrease in operating selling, general and administrative expenses in the third quarter and first nine months of 2001 compared to the corresponding periods of 2000 primarily resulted from reductions in headcount and related expenses.

         Interest expense decreased $9,600,000 or 29.8% in the third quarter and $15,200,000 or 16.4% in the first nine months of 2001 compared to the corresponding periods of 2000. The decrease in both periods reflected lower average borrowing levels and a lower average interest rate.

         Other expense-net increased $200,000 from $2,700,000 in the third quarter of 2000 to $2,900,000 in the third quarter of 2001. Principal components of net other expense in the third quarter of 2001 included bank fees of $800,000, adequate protection expense (interest payments) of $900,000 related to the guarantee of personal indebtedness of the Company's former Chairman, unfavorable translation of $1,000,000 related to the weakening of European currencies in relation to the U.S. dollar and $400,000 in losses on the sale of marketable equity securities, partially offset by interest income of $600,000. Net other expense in the third quarter of 2000 included $900,000 in gains on the sale of marketable equity securities and interest income of $700,000, which were more than offset by adequate protection expense of $1,500,000, losses on the sale of fixed assets of $1,300,000 and bank fees of $1,100,000.

         Other income (expense)-net was unfavorable $4,400,000 from income of $2,400,000 in the first nine months of 2000 to expense of $2,000,000 in the first nine months of 2001. Net other expense in the first nine months of 2001 included $4,500,000 in gains on the sale of marketable equity securities, interest income of $2,400,000 and a $1,000,000 gain on the sale of the Company's "Russell" hosiery trademark. These favorable impacts were more than offset by adequate protection expense of $3,100,000, bank fees of $2,300,000, $1,700,000 in losses on the sale of fixed assets, unfavorable translation of $1,200,000 and the DIP amendment fee of $1,100,000. Net other income in the first nine months of 2000 included $16,700,000 in gains on the sale of marketable equity securities and interest income of $2,100,000 partially offset by adequate protection expense of $4,400,000, unfavorable foreign currency translation of $2,700,000, bank fees of $2,700,000, losses on the sale of fixed assets of $1,300,000 and a loss on the sale of the Company's Gitano jeanswear business of $700,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Reorganization items represent costs incurred by the Company related to the Reorganization Cases. Reorganization items in the third quarter of 2001 and 2000 aggregated $8,200,000 and $9,300,000, respectively. Reorganization items in the first nine months of 2001 and 2000 aggregated $24,400,000 and $28,300,000, respectively. Reorganization items in all periods consisted of professional fees, including legal, accounting and other services provided to the Company related to the Reorganization Cases.

         The Company's income tax provision for the third quarter and first nine months of 2001 and 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the third quarter and first nine months of 2000 or first nine months of 2001 or the pretax earnings in the third quarter of 2001 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years and due to the Company's present inability under the Reorganization Cases to implement certain income tax planning strategies. In addition, the Company expects a loss before income taxes for 2001.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% to 65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability under the DIP Facility at November 3, 2001 was $231,300,000 and, in addition, the Company had $36,200,000 of invested cash at November 3, 2001. The Company paid off the term loan portion of the DIP Facility in the third quarter of 2001. Currently, no funded borrowings are owed and outstanding under the DIP Facility.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on December 31, 2001. The Company is currently working with the DIP agent and the lenders to extend the DIP facility. The DIP Facility is secured by substantially all of the assets of FTL Ltd. and its subsidiaries and a perfected pledge of stock of substantially all of FTL Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined, limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures for 2001 to a maximum of $75,000,000.

         Cash provided by operating activities totaled $600,000 in the first nine months of 2001 and was a use of $33,500,000 in the first nine months of 2000 reflecting the Company's losses from continuing operations. Net cash provided by operating activities before reorganization items were $19,200,000 in the first nine months of 2001 compared to net cash used for operating activities before reorganization items of $15,500,000 in the first nine months of 2000. In the first nine months of 2001, the primary factors in reconciling from the loss from continuing operations of $157,500,000 to cash provided by operating activities of $600,000 were a decrease in working capital of $83,900,000, additional writedowns and reserves of $36,800,000 associated with the 2001 closure of certain of the Company's manufacturing facilities and depreciation and amortization of $58,300,000, partially offset by gains on the sale of marketable equity securities of $4,500,000 and cash payments for reorganization items of $18,600,000.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In the first nine months of 2000, the primary factors in reconciling from the loss from continuing operations of $219,200,000 to cash used for operating activities of $33,500,000 were a decrease in working capital of $129,700,000, depreciation and amortization of $81,800,000, partially offset by a gain on the sale of marketable equity securities of $16,700,000 and cash payments for reorganization items of $18,000,000. Cash flows provided by discontinued operations aggregated $23,400,000 in the first nine months of 2000.

         Net cash used for investing activities in the first nine months of 2001 was $7,100,000 compared with cash provided by investing activities totaling $27,400,000 in the first nine months of 2000. Capital expenditures were higher ($21,300,000 in the first nine months of 2001 compared with $8,200,000 in the first nine months of 2000). In addition, proceeds from the sale of marketable equity securities aggregated $7,300,000 in the first nine months of 2001 compared to $16,600,000 in the first nine months of 2000. Also, the Company sold its Gitano jeanswear division in the third quarter of 2000, providing cash of $16,500,000. Proceeds for the sales of fixed assets increased from $3,300,000 in the first nine months of 2000 to $7,900,000 in the first nine months of 2001. Capital spending, primarily in state-of-the-art yarn and textile equipment, is anticipated to approximate $43,700,000 in 2001.

         Net cash provided by financing activities totaled $1,100,000 in the first nine months of 2001 (consisting principally of an increase to affiliated notes and accounts payable, substantially offset by net payments on DIP Facility financing), while net cash used for financing activities totaled $68,800,000 in the first nine months of 2000 (consisting principally of an increase to affiliated notes and accounts payable, partially offset by net payments on DIP Facility financing).

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

         A successful plan of reorganization requires a capital structure which permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and stockholders may be substantially altered.

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Reorganization Plan provides for a capital structure which the Company believes will enable it to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. In addition, the Company's creditors and equity security holders must have an opportunity to review the Reorganization Plan, and the Bankruptcy Court must determine the Reorganization Plan to be fair and equitable. There can be no assurance that the Reorganization Plan will be determined fair and equitable by the Bankruptcy Court. At this time it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The Reorganization Plan does not provide any recovery to FTL Ltd.'s equity security holders. The amendments contemplated to the Reorganization Plan to give effect to the settlement with the Committee and the definitive agreement for the sale of the basic apparel business do not change this result and do not include any distribution to FTL Ltd.'s equity security holders. ACCORDINGLY, MANAGEMENT BELIEVES THAT CURRENT EQUITY SECURITY HOLDERS (BOTH COMMON AND PREFERRED STOCK) WILL NOT RECEIVE ANY DISTRIBUTION UNDER ANY REORGANIZATION PLAN AS A RESULT OF THE ISSUANCE OF NEW EQUITY TO EXISTING CREDITORS. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. In the first nine months of 2001, the Company incurred reorganization costs of $24,400,000 related to the bankruptcy. Since the beginning of the bankruptcy proceedings, the Company has incurred reorganization costs aggregating $75,600,000 related to the bankruptcy.

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $24,600,000 per year. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

4(o) Amendment No. 5 to post-petition loan and security agreement dated April 20, 2001 by and among Bank of America, N.A. ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower ("Guarantors").

                    FRUIT OF THE LOOM, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

a.  EXHIBITS (CONTINUED)

10(a)* Asset Purchase Agreement, dated as of November 1, 2001, by and among Fruit of the Loom, Ltd., Fruit of the Loom, Inc., Union Underwear Company, Inc., FTL Caribe, Ltd., New FOL Inc. and Berkshire Hathaway Inc., and all exhibits thereto (incorporated by reference to the Company's Current Report on Form 8-K dated November 9, 2001).




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

b.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 29, 2001.

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

Date: November 13, 2001